Form 10-K
period 2019-12-31
Terra Property Trust, Inc.
filed 2020-03-02
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-56117
Terra Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0963486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 Fifth Avenue, 6th Floor
New York, New York 10036
(Address of principal executive offices)
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934:
None
Securities registered pursuant to section 12(g) of the Securities Exchange Act of 1934:
Common Stock
$0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 28, 2020, the registrant had 15,125,681 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

i

CERTAIN DEFINITIONS

Except as otherwise specified herein, the terms: “we,” “us,” “our,” “our company” and the “company” refer to Terra Property Trust, Inc., a Maryland corporation, together with its subsidiaries. Additionally, the following defined terms are used in this Annual Report on Form 10-K.

•	“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners;

•	“Terra Capital Markets” refers to Terra Capital Markets, LLC, an affiliate of Terra Capital Partners;

•	“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•
“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra Fund 4” refers to Terra Secured Income Fund 4, LLC; "Terra Fund 5" refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; "Terra International 3" refers to Terra International Fund 3, L.P.; "Terra International Fund 3 REIT" refers to Terra International Fund 3 REIT, LLC, a subsidiary of Terra International 3; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7;

•	“Terra Fund Advisors” refers to Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners, and the manager of Terra Fund 5;

•	“Terra Funds” refer to Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and Terra Fund 5, collectively;

•	“Terra Income Advisors” refers to Terra Income Advisors, LLC, an affiliate of Terra Capital Partners;

•	“Terra Income Advisors 2” refers to Terra Income Advisors 2, LLC, an affiliate of Terra Capital Partners; and

•	“Terra REIT Advisors” or our “Manager” refers to Terra REIT Advisors, a subsidiary of Terra Capital Partners and our external manager.
FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:

•	our expected financial performance, operating results and our ability to make distributions to our stockholders in the future;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•	the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the result of market events or otherwise;

•	changes in our objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

ii

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our loans;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; our Manager; Terra Capital Partners; Fund 5 International; Terra International; Terra International 3; Terra International Fund 3 REIT; Terra Fund 5; Terra Fund 7; Terra Property Trust 2; Terra Income Advisors 2; or any of their affiliates;

•	our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•
liquidity transactions that may be available to us in the future, including an initial public offering and listing of our shares of common stock on a national securities exchange, a liquidation of our assets or a sale of our company, and the timing of any such transactions;

•
actions and initiatives of the U.S., federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion or exemption from registration under the Investment Company Act of 1940 Act, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•	the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

iii

PART I
Item 1. Business.

Overview

We are a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate credit investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our objective is to continue to provide attractive risk-adjusted returns to our stockholders, primarily through regular distributions. There can be no assurances that we will be successful in meeting our objective.

As of December 31, 2019, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 23 investments in 10 states with an aggregate net principal balance of $274.8 million, a weighted average coupon rate of 8.9%, a weighted average loan-to-value ratio of 73.5% and a weighted average remaining term to maturity of 2.3 years.

Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 23 markets across 10 states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing commercial offices, medical offices and mixed use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

We believe there are compelling opportunities available to us in the commercial real estate lending market as a result of high demand for property financing, constraints on the availability of credit from banks and other traditional commercial mortgage lenders due to the regulatory environment, and a generally conservative real estate credit culture that evolved in response to the 2008 financial crisis. Demand for property acquisition and development financing continues to be fueled by healthy economic conditions, population growth and the adaptive re-use of properties to accommodate new technologies and lifestyles. In addition, there continues to be a large volume of commercial real estate loans that mature each year that require refinancing proceeds. The confluence of these conditions — reduced lending by traditional lenders and strong demand for commercial real estate financing — has created opportunities for experienced alternative lenders such as us, particularly those with a focus on providing commercial real estate loans to creditworthy borrowers.

We believe that we are well positioned to capitalize on these opportunities through our relationship with our Manager and Terra Capital Partners. Our Manager’s debt finance professionals maintain extensive relationships within the real estate industry, including with real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We leverage the many years of experience and well-established contacts of our Manager’s debt finance professionals to grow our portfolio and expand our business.

We were incorporated under the general corporation laws of the State of Maryland on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes (the “REIT formation transaction”). We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Our Manager and Terra Capital Partners

We are externally managed by our Manager, which is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”).

Our Manager is a subsidiary of Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 16-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2019 have been secured by approximately 12.0 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,082 apartment units. The value of the properties underlying this capital was approximately $7.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

An affiliate of Axar Capital Management L.P. (“Axar Capital Management”) owns 100% of the voting interest and, together with certain members of the senior management of Terra Capital Partners, 100% of the economic interest in Terra Capital Partners. Axar Capital Management is an investment manager registered under the Advisers Act with over $850 million in assets under management as of December 31, 2019, headquartered in New York City and founded by Andrew M. Axelrod. Axar Capital Management focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar Capital Management’s senior real estate team, which joined Terra Capital Partners in February 2018, has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP. Axar Capital Management has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.

Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.

Our Investment Strategy

We focus on providing commercial real estate loans to creditworthy borrowers and seek to generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital.

As part of our investment strategy, we:

•	focus on middle market loans of approximately $10 million to $50 million;

•	focus on the origination of new loans, not on the acquisition of loans originated by other lenders;

•	invest primarily in floating rate rather than fixed rate loans, but our Manager reserves the right to make debt investments that bear interest at a fixed rate;

•	originate loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold loans until maturity unless, in our Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings, a revolving credit facility and repurchase agreements. We may in the future also deploy leverage through other credit facilities and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

In December 2018, we entered into a master repurchase agreement with Goldman Sachs Bank USA (the “master repurchase agreement”) that provides for advances of up to $150 million in the aggregate, which we expect to use to finance certain secured performing commercial real estate loans, primarily senior mortgage loans. In June 2019, we entered into a credit facility with Israel Discount Bank that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use for short term financing needed to bridge the timing of anticipated loan repayments and funding obligations.

As of December 31, 2019, we had outstanding indebtedness, consisting of borrowings under a mortgage loan of $44.6 million and borrowings under our master repurchase agreement of $81.1 million. As of December 31, 2019, the amount remaining available under the master repurchase agreement was $68.9 million and the amount remaining available under the credit facility was $35.0 million.

Additionally, as of December 31, 2019, we had obligations under participation agreements with an aggregate outstanding principal amount of $102.6 million. However, we do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With our larger size and enhanced access to capital and capital flexibility, our company expects to deemphasize our use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

We originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may also, to the extent consistent with our qualification as a REIT, acquire equity participations in the underlying collateral of some of such loans. We originate, structure and underwrite most if not all of our loans. We, in reliance on our Manager, use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of financings so that we can optimize pricing and structuring. By originating, not purchasing, loans, we are able to structure and underwrite financings that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the United States. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.

Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2019, we owned seven mezzanine loans with a total net principal amount of $29.6 million, which constituted 10.8% of our net investment portfolio.

Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2019, we owned seven preferred equity investments with a total net principal amount of $84.2 million, which constituted 30.6% of our net investment portfolio.

First Mortgage Loans. These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates current-pay first mortgage loans backed by high-quality properties in the United States that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third party financing for a portion of the loan or optimize returns which may include retained origination fees.

First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2019, we owned nine first mortgage loans with a total net principal amount of $161.0 million, which constituted 58.6% of our portfolio. As of December 31, 2019, we used $114.8 million of senior mortgage loans as collateral for $81.1 million of borrowings under our master repurchase agreement.

Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy these loans directly from third-party originators. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third-parties on favorable terms will continue to be attractive.

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2019, we did not own any B-notes.

Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2019, we did not own any equity participations.

Other Real Estate-Related Investments. We may invest in other real estate-related investments, which may include commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2019, we did not own any other real estate-related investments.

Operating Real Estate
From time to time, we might acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, we acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, we acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2019, the office building and the development parcel had a carrying value of $66.2 million, and the mortgage loan payable encumbering the office building had a principal amount of $44.6 million.
Investment Guidelines

Our board of directors adopts investment guidelines from time to time relating to the criteria to be used by the Manager’s senior management team to evaluate specific investments as well as our overall portfolio composition. Our board of directors will review our compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of our quarterly results by our board of directors.

Our board of directors adopted the following investment guidelines:

•	no origination or acquisition shall be made that would cause us to fail to qualify as a REIT;

•	no origination or acquisition shall be made that would cause us or any of our subsidiaries to be required to register as an investment company under the 1940 Act; and

•
until appropriate investments can be identified, we may invest the proceeds of our equity or debt offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

These investment guidelines may be changed from time to time by a majority of our board of directors without the approval of our stockholders.

Disposition Policies

The period we hold our investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager has developed a well-defined exit strategy for each investment we make. Our Manager continually performs a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to our stockholders. Economic and market conditions may influence us to hold investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. We intend to make any such dispositions in a manner consistent with our qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future.

1940 Act Exclusion

We are not registered as an investment company under the 1940 Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•	limitations on our capital structure and the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

We conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a) (1)(A) of the 1940 defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The value of the “investment securities” held by us must be less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that neither we nor our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as neither we nor our subsidiaries are engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in the non-investment company businesses of our subsidiaries.

Certain of our subsidiaries rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

In order to maintain an exclusion from registration under the 1940 Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our strategy.

Although we monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exclusion from registration as an investment company. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, and legal proceedings could be instituted against us. In addition, our contracts may be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have an adverse effect on our business.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, and in any event we do not currently intend to take advantage of any of these exemptions.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five year anniversary of our initial public offering of our common stock occurs.

Competition

We compete with other REITs, numerous regional and community banks, specialty finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of our targeted assets suitable for purchase, which may cause the price for such assets to rise.

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help us assess origination and acquisition risks and determine appropriate pricing for potential assets. The more conservative underwriting standards used by many large commercial banks and traditional providers of commercial real estate capital following the 2008 downturn has and we believe will continue to constrain the lending capacity of these institutions. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors — New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns” in this Annual Report on Form 10-K.

Staffing

We are supervised by our board of directors consisting of eight directors. We have entered into a management agreement with our Manager pursuant to which certain services are provided by our Manager and paid for by us. Our Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report on Form 10-K.

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports and other information with the SEC. The SEC maintains a website at www.sec.gov where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. In that case, the value of our common stock could decline, and you may lose some or all of your investment. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, including events such as the United Kingdom’s exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect the value of our assets, our results of operations, cash flow and returns to our investors.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the real estate-related loans and other assets we originate or acquire may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments are selected by our Manager and our stockholders will not have input into investment decisions.

Pursuant to the terms of the management agreement between us and our Manager, our Manager is responsible for, among other services, managing the investment and reinvestment of our assets, subject to the oversight and supervision of our board of directors. Our stockholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our common stock, as we may make investments with which you may not agree. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager will uncover all relevant facts or that any particular investment will be successful.

From time to time, before appropriate real estate-related investments can be identified, our Manager may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to maintain our qualification as a REIT. These short-term, non-real estate-related investments, if any, are expected to provide a lower net return than we will seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager does identify suitable real estate- related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager ultimately to invest in, or refrain from investing in, such assets.

Our Manager’s due diligence of potential real estate-related loans and other commercial real estate assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in our assets, which could lead to investment losses.

Before originating or acquiring a financing, our Manager calculates the level of risk associated with the real estate-related loans and other commercial real estate assets to be originated or acquired based on several factors which include the following: top-down reviews of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically; detailed evaluation of the real estate industry and its sectors; bottom-up reviews of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment; and quantitative cash flow analysis and impact of the potential investment on our portfolio. In making the assessment and otherwise conducting customary due diligence, we employ standard documentation requirements and require appraisals prepared by local independent third party appraisers selected by us. Additionally, we seek to have borrowers or sellers provide representations and warranties on loans we originate or acquire, and if we are unable to obtain representations and warranties, we factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

If our Manager underestimates the borrower’s credit analysis or originates loans by using an exception to its loan underwriting guidelines, we may experience losses.

Our Manager values our real estate-related loans based on an initial credit analysis and the investment’s expected risk adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the loans, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Further, from time to time and in the ordinary course of business, our Manager may make exceptions to our predetermined loan underwriting guidelines. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

Deficiencies in appraisal quality in the mortgage loan origination process may result in increased principal loss severity.

During the loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective loan. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the loans, which could have a material and adverse effect on our business, results of operations and financial condition.

Our Manager utilizes analytical models and data in connection with the valuation of our real estate-related loans and other commercial real estate assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process our Manager uses detailed proprietary models, including loan level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, our Manager uses information, models and data supplied by third parties. Models and data are used to value potential targeted assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy certain targeted assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, CMBS and other real-estate debt or equity assets and the availability and yield on our targeted assets.

We invest in real estate-related loans and other commercial real estate assets, which are subject to changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our targeted assets available to us, which could adversely affect our ability to originate and acquire assets that satisfy our objectives. Rising interest rates may also cause our targeted assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our objectives and to generate income and make distributions may be materially and adversely affected. Conversely, if interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our loans and CMBS assets generally will bear, on average, interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the fair market value of our net assets. Additionally, to the extent cash flows from loans and CMBS assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new loans and CMBS assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

The values of our loans and CMBS assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those loans and CMBS assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income.

Uncertainty regarding LIBOR may adversely impact our assets and borrowings.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 (the “LIBOR Transition Date”). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Our master repurchase agreement and our credit facility, as well as certain of our floating rate loan assets, are, and other future financings may be, linked to this benchmark rate. Before the LIBOR Transition Date, we may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets.

Potential changes, or uncertainty related to such potential changes, may also adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our portfolio, or the cost of our borrowings. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.

New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to execute our investment strategy on terms favorable to us. In originating and acquiring our targeted assets, we may compete with other REITs, numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of assets suitable for investment by us, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of our target loans by our competitors may increase the availability of such loans which may result in a reduction of interest rates on these loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans and establish more relationships than us.

We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our targeted assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Our loans are dependent on the ability of the commercial property owner to generate net income from operating the property, which may result in the inability of such property owner to repay a loan, as well as the risk of foreclosure.

Our loans may be secured by office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorism, social and political unrest, armed conflict, geopolitical events and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower’s default under the mortgage loan is continuing could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

Our loan portfolio may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.

We are not required to observe specific diversification criteria. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations.

Our loans are concentrated in California, Georgia, New York, North Carolina and Washington representing approximately 37.4%, 22.5%, 19.3%, 10.3% and 4.9% of our net loan portfolio as of December 31, 2019, respectively. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our customers in California which in turn could limit their ability to borrow funds.

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

We expect that a significant portion of the mortgage loans invested in by us may be development mortgage loans on infill land, which are speculative in nature.

We expect that a significant portion of our assets may be mortgage loans for the development of real estate, which will initially be secured by infill land. These types of loans are speculative, because:

•	until improvement, the property may not generate separate income for the borrower to make loan payments;

•	the completion of planned development may require additional development financing by the borrower, which may not be available; and

•	there is no assurance that we will be able to sell unimproved infill land promptly if we are forced to foreclose upon it.

If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower.

Loans to small businesses involve a high degree of business and financial risk, which can result in substantial losses that would adversely affect our business, results of operation and financial condition.

Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small office, retail, mixed use or warehouse properties. Additionally, such loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

Our investments may include subordinated tranches of CMBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of commercial loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Any credit ratings assigned to our loans and CMBS assets will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our loan and CMBS assets may be rated by Moody’s Investors Service, Standard & Poor’s, or Fitch Ratings. Any credit ratings on our loans and CMBS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans and CMBS assets in the future. In addition, we may originate or acquire assets with no rating or with below investment grade ratings. If the rating agencies take adverse action with respect to the rating of our loans and CMBS assets or if our unrated assets are illiquid, the value of these loans and CMBS assets could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The mezzanine loans, preferred equity and other subordinated loans in which we invest involve greater risks of loss than senior loans secured by income-producing commercial properties.

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to such loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our investments in B-notes are generally subject to losses. The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we originate or acquire, subordinate interests referred to as B-notes. B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the A-note owners. In addition, our rights to control the process following a borrower default may be subject to the rights of A-note owners whose interests may not be aligned with ours. B-notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-note investment. Significant losses related to our B-notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Any disruption in the availability and/or functionality of our Manager’s technology infrastructure and systems and any failure or our security measures related to these systems could adversely impact our business.

Our ability to originate and acquire real estate-related loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we rely on our Manager’s proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, and develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. If we lost access to our loan servicing activity data or other important business information due to a network or utility failure, our ability to effectively manage our business could be impaired.

Some of these systems are located at our facility and some are maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on our business, results of operations and financial condition.

In addition, some of our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, our board of directors and our audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and our Manager and the measures our Manager is taking to mitigate such risks. In addition to such periodic reports, our board of directors and our audit committee receive updates from management as to changes to our and our Manager's and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to Regulation

Returns on our real estate-related loans may be limited by regulations.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate-related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements, which reduce the amount of income we would otherwise receive.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we invest and could materially increase our cost of doing business.

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originator of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the commercial loan market. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we may be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material and adverse effect on our business, results of operation and financial condition.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, President Donald J. Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, the Congress passed, and President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modifies certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxes (or eliminates) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain.

In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues.

Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. Failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

We are subject to Financial Accounting Standards Board (“FASB”) interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the origination, acquisition and sales or securitization of mortgage loans, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our loans, the likelihood of repayment in full at the maturity of a loan, potential for a loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect the market price of our common stock.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make an investment in our common stock less attractive to investors. In particular, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five year anniversary of our initial public offering of our common stock occurs. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

In addition, we are also a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act. In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

(1)	had a public float of less than $250 million; or

(2)
had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports.

To the extent we take advantage of some or all of the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, an investment in our common stock may be less attractive to investors.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the course of our business, we may take title to real estate, and, as a result, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Insurance on the properties underlying our loans may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, our borrowers will be responsible for the costs of insurance coverage for the properties we lease, including for casualty, liability, fire, floods, earthquakes, extended coverage and rental or business interruption loss. However, there are certain risks, such as losses from terrorism, that are not generally insured against, or that are not generally fully insured against, because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. Under certain circumstances insurance proceeds may not be sufficient to restore our economic position with respect to an affected property, and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event.

In addition, certain of the properties underlying our loans may be located in areas that are more susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to the properties. If we or our borrowers experience a loss, due to such natural disasters or other relevant factors, that is uninsured or that exceeds policy limits, we could incur significant costs, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Maintenance of our 1940 Act exclusion imposes limits on our operations.

We are not registered as an investment company under the 1940 Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•	limitations on our capital structure and the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

We conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a) (1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term

“investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The value of the “investment securities” held by us must be less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that neither we nor our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as neither we nor our subsidiaries are engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in the non-investment company businesses of our subsidiaries.

Certain of our subsidiaries rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC, and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

In order to maintain an exclusion from registration under the 1940 Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our strategy.

Although we monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exclusion from registration as an investment company. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, and legal proceedings could be instituted against us. In addition, our contracts may be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have an adverse effect on our business.

Risks Related to Our Management and Our Relationship With Our Manager

We rely entirely on the management team and employees of our Manager for our day-to-day operations.

We have no employees and do not intend to have employees in the future. We rely entirely on the management team and employees of our Manager for our day-to-day operations, and our Manager has significant discretion as to the implementation of our operating policies and strategies. Our success depends substantially on the efforts and abilities of the management team of our Manager, including Messrs. Uppal, Pinkus and Cooperman, and our Manager's debt finance professionals. If our Manager were to lose the benefit of the experience, efforts and abilities of any of these individuals, our operating results could suffer.

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and its affiliates.

We are subject to conflicts of interest arising out of our relationship with our Manager. We may enter into additional transactions with our Manager, its affiliates, or entities managed by our Manager or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures or co-investments with other affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other affiliates, or engage in other transactions with entities managed by our Manger or its affiliates. Future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our Manager’s and its affiliates’ financial condition and liquidity, and disputes between us and our Manager or its affiliates. Certain of those transactions will be subject to certain regulatory restrictions as a result of the 1940 Act or the conditions of an order granting exemptive relief to our affiliate, Terra Fund 6. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

In addition, we will rely on our Manager for our day-to-day operations. Under the management agreement, our Manager has and will have a contractual, as opposed to a fiduciary, relationship with us that limits its obligations to us to those specifically set forth in the management agreement. Our Manager may be subject to conflicts of interest in making investment decisions on assets on our behalf as opposed to other entities that have similar investment objectives. Our Manager may have different incentives in determining when to sell assets with respect to which it is entitled to fees and compensation and such determinations may not be in our best interest.

Our Manager and its affiliates serve as manager of certain other funds and investment vehicles, all of which have investment objectives that overlap with ours. In addition, future programs may be sponsored by our Manager and its affiliates and Terra Capital Markets, LLC may serve as the dealer manager for these future programs. As a result, our Manager, Terra Capital Markets and their affiliates may face conflicts of interest arising from potential competition with other programs for investors and investment opportunities. There may be periods during which one or more programs managed by our Manager and distributed by Terra Capital Markets or its affiliates will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Our officers and the officers of our Manager are also officers of other affiliates of our Manager; therefore, our officers and the officers of our Manager will face competing demands based on the allocation of investment opportunities between us and our affiliates.

We rely on our officers and the officers of our Manager, including Vikram S. Uppal, Gregory M. Pinkus and Daniel J. Cooperman, and the other debt finance professionals of our Manager to identify suitable investments. Certain other companies managed by our Manager or its affiliates also rely on many of these same professionals. These funds have similar investment objectives as we do. Many investment opportunities that are suitable for us may also be suitable for other affiliates advised by our Manager.

When our officers or the officers of our Manager identify an investment opportunity that may be suitable for us as well as an affiliated entity, they, in their sole discretion, will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds. As a result, our officers or the officers of our Manager could direct attractive investment opportunities to other affiliated entities or investors. Such events could result in our acquiring investments that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

Our Manager, our officers and the debt finance professionals assembled by our Manager will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We will rely on our Manager, its officers and on the debt finance professionals that our Manager retains to provide services to us for the day-to-day operation of our business. Messrs. Uppal, Pinkus and Cooperman are executive officers of our Manager as well as certain other funds managed by our Manager or its affiliates. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Uppal, Pinkus and Cooperman face conflicts of interest in allocating their time between us and other Terra Capital Partners-sponsored programs and other business activities in which they are involved. Should our Manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our common stock, may decline.

The compensation that our Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third party.

Our Manager’s compensation for services it provides to us was not determined on an arm’s-length basis. We cannot assure you that a third party unaffiliated with us would not be able to provide such services to us at a lower price.

The base management fees we pay our Manager may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fees are payable regardless of our performance.

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

We cannot predict the amounts of compensation to be paid to the Manager.

Because the fees that we pay to the Manager are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay our Manager. In addition, because key employees of our Manager are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to our Manager reduce funds available for payment of distributions. Because we cannot predict the amount of fees due our Manager, we cannot predict how precisely such fees will impact such payments.

If our Manager causes us to enter into a transaction with an affiliate, our Manager may face conflicts of interest that would not exist if such transaction had been negotiated at arm’s-length with an independent party.

Our Manager may face conflicts of interests if we enter into transactions with affiliates of our Manager, or entities managed by our Manager or its affiliates. In these circumstances, the persons who serve as our Manager’s management team may have a fiduciary responsibility to both us and the affiliate. Transactions between us and our Manager’s affiliates, including entities managed by our Manager or its affiliates, will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. This conflict of interest may cause our Manager to sacrifice our best interests in favor of its affiliate or the entity it or its affiliates manages, thereby causing us to enter into a transaction that is not in our best interest and that may negatively impact our performance.

Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Code, which may hinder their ability to achieve our objectives or result in loss of our qualification as a REIT.

Prior to the completion of the REIT formation transaction, our Manager and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Code. The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs or the 1940 Act. We cannot assure you that our Manager or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of our Manager and its affiliates described above may hinder our Manager’s ability to achieve our objectives or result in loss of our qualification as a REIT or payment of taxes and penalties. As a result, we cannot assure you that we have been able to or will continue to be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Risks Related to Financing and Hedging

Our board of directors may change our leverage policy and or investment strategy and guidelines, asset allocation and financing strategy without stockholder consent.

We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under our borrowings, including under our master repurchase agreement and revolving credit facility, we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Depending on market conditions, additional borrowings may include credit facilities, additional repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. To the extent we use repurchase agreements to finance the purchase of assets, a decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. Any reduction in distributions to our stockholders may cause the value of our shares of common stock to decline.

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our stockholders. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could materially and adversely affect us.

We may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use additional credit facilities, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“ CDOs”), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of our portfolio to finance our real estate-related loans on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect on our business, financial condition and results of operations.

We may be required to repurchase loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

We may, on occasion, consistent with our qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax, sell some of our loans in the secondary market or as a part of a securitization of a portfolio of our loans. If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations, if any.

The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance (“UPB”). Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

The documents governing our master repurchase agreement contain, and additional financing arrangements may contain, financial covenants that could restrict our borrowings or subject us to additional risks.

We borrow funds under our master repurchase agreement. The documents that govern the master repurchase agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guarantee agreement relating to our master repurchase agreement requires us to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the master repurchase agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the master repurchase agreement; (iii) tangible net worth at an amount equal to or greater than 75% of our tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these agreements, the lender will have the right to accelerate repayment and terminate the facility. Accelerating repayment and terminating the facility will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, repurchase agreements, and other financings, as part of our operating strategy. Our use of financings expose us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our portfolio of assets. Further, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our short-term borrowing arrangements will be directly related to the lenders’ valuation of our targeted assets that cover the outstanding borrowings.

The dislocations in the mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity.

Repurchase agreements that we use to finance our assets restrict us from leveraging our assets as fully as desired, and may require us to provide additional collateral.

We use repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under our master repurchase agreement declines, we will be required to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code.

Further, any financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

If we attempt to qualify for fair value hedge accounting treatment for any derivative instruments, but we fail to so qualify, we may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

If we attempt to qualify for hedge accounting treatment for any derivative instruments, but we fail to so qualify for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements, or if our instruments are not highly effective, we may suffer because losses on any derivatives we hold which may not be offset by a change in the fair value of the related hedged transaction.

Risks Related to Owning Our Common Stock

There is no public market for our common stock and a market may never develop, which could cause our common stock to trade at a discount and make it difficult for holders of our common stock to sell their shares.

There is no established trading market for our common stock, and there can be no assurance that an active trading market for our common stock will develop, or if one develops, be maintained. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.

Some of the factors that could negatively affect the market price of our common stock include:

•	our expected operating results and our ability to make distributions to our stockholders in the future;

•
volatility in our industry, the performance of the real estate-related loans we target, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the result of market events or otherwise;

•	the availability of financing on acceptable terms or at all;

•
events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability of attractive risk-adjusted investment opportunities in real estate-related loans that satisfy our objectives and strategies;

•	the degree and nature of our competition;

•	changes in personnel of our Manager and lack of availability of qualified personnel;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•	the timing of cash flows, if any, from our investments due to the lack of liquidity of loans relative to more commonly traded securities;

•	an increase in interest rates;

•	the performance, financial condition and liquidity of our borrowers; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exclusion or exemption from registration as an investment company under the 1940 Act).

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the fair market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

If we complete an alternative liquidity transaction by pursuing an initial public offering or listing of our shares of common stock in the future, you will be subject to additional risks.

Examples of the alternative liquidity transactions that may be available to us include an initial public offering or listing of our shares of common stock on a national securities exchange, a liquidation of our assets or a sale of our company. If we complete an alternative liquidity transaction that involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, you will subject to the following additional risks:

Trading Value of our Shares: If an alternative liquidity transaction involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, our shares will be publicly traded and investors will be able to assess the value of their shares by reference to the public trading price of our shares.

Distributions: If an alternative liquidity event involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, we do not expect that the distributions investors receive following any such liquidity event would be adversely impacted. Following any such transaction, we would be expected to pay regular monthly distributions to our stockholders and would continue to be required to distribute 90% of our taxable income (excluding net capital gains) to our investors each year in order to maintain our qualification as a REIT.

Manager Compensation: If an alternative liquidity event involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, we expect we will enter into a new management agreement with our Manager or an affiliate of our Manager. The base management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market-based fees determined in the case of any initial public offering by discussions between our Manager and the underwriters involved in the initial public offering. Any such fees are expected to be paid in lieu of the fees currently payable to our Manager.

Transfer Restrictions: If an alternative liquidity event involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, we expect that shares currently held by our stockholders will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws

Common stock and preferred stock eligible for future sale may have adverse effects on our share price.

Our board of directors has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. As of December 31, 2019, Terra Fund 5 owns 14,912,990.19 shares, or 98.6%, of our common stock.

Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock, which is sufficient to approve or veto most corporate actions requiring a vote of our stockholders.

Terra Fund 5 owns shares representing 98.6% of the voting power of our outstanding shares of common stock and Terra International 3 owns shares representing 1.4% of the voting power of our outstanding shares of common stock. Our Manager also serves as adviser to Terra International 3 and Terra International Fund 3 REIT. In addition, the general partner of Terra International 3 is Terra International Fund 3 GP, LLC, which is an affiliate of Terra Fund Advisors, the manager of Terra Fund 5. As a result, our Manager and its affiliates (for the period that such shares continue to be held by Terra Fund 5 and Terra International 3 and not distributed to their respective equity owners), subject to a voting agreement as described below, have significant control over matters submitted to our stockholders for approval, including:

•	the election and removal of directors;

•	the approval of any merger, consolidation or sale of all or substantially all of our assets; and

•	the approval of equity incentive plans for our company.

Our Manager is a subsidiary of Terra Capital Partners, 100% of the voting interest in which is owned by an affiliate of Axar Capital Management. Terra Fund 5 is managed by Terra Fund Advisors, which is 51% owned by Bruce Batkin, Dan Cooperman and Simon Mildé and 49% owned by an affiliate of Axar Capital Management. On February 8, 2018, we, our Manager and Terra Fund 5 entered into a voting agreement, or the Voting Agreement, to provide for continuity on our board of directors. The terms of the Voting Agreement provide that, for so long as our Manager remains our external manager, our Manager will have the right to nominate two individuals to serve as directors on our board of directors (which nominees need not be independent directors) and, for so long as Terra Fund 5 holds at least 10% of our outstanding shares of common stock, Terra Fund 5 will have the right to nominate one individual to serve as a director on our board of directors (who need not be an independent director). Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that Terra Fund 5 vote all shares of our common stock directly or indirectly owned by Terra Fund 5 in accordance with the recommendations made by our board of directors.

In addition, our Manager’s and its affiliates’ voting control may discourage transactions involving a change of control of our company, including transactions in which a holder of our common stock might otherwise receive a premium for his or her shares over the then-current market price.

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular monthly distributions to holders of our common stock out of legally available funds. Our current policy is to pay monthly distributions which, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	the profitability of the assets we originate or hold;

•	our ability to make profitable acquisitions;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return of capital.

Investing in our common stock may involve a high degree of risk and may result in loss of capital invested in us.

Our investment strategy and our originations may result in a high amount of risk when compared to alternative strategies and volatility or loss of principal. Our originations or acquisitions may be highly speculative and aggressive, and therefore an investment in our shares of common stock may not be suitable for someone with lower risk tolerance.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, statutory share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder.

Any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (ii) two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if, among other conditions, our common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has by resolution exempted business combinations between us and (i) any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), (ii) Terra Fund 5 or its affiliates and associates, and (iii) any person acting in concert with those persons identified in clauses (i) or (ii) of this sentence. As a result, any person described in the preceding sentence may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without our compliance with the supermajority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke the exemption at any time.

The “control share” provisions of the MGCL provide that, subject to certain exceptions, a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to one of the provisions of Title 3, Subtitle 8 of the MGCL, pursuant to which, subject to our Voting Agreement, our board of directors has the exclusive power to fill vacancies on our board of directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, and each person who served any predecessor of our company, including the Terra Funds, in a similar capacity, to the maximum extent permitted by Maryland law, in connection with the defense of any proceeding to which he or she is made, or threatened to be made, a party or a witness by reason of his or her service to us or such predecessor. In addition, we may be obligated to pay or reimburse the expenses incurred by such persons in any such proceedings without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our charter and bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of any class or series of preferred stock, a director may be removed only with cause upon the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. Pursuant to the Voting Agreement, for so long as the Voting Agreement remains in effect, in the case of any vacancy on the board of directors created by the death, disability, retirement, resignation, refusal to stand for reelection, unwillingness to nominate or removal of a director previously nominated by a party to the Voting Agreement, so long as such party is entitled under the Voting Agreement to nominate an individual to fill such vacancy, the board of directors will fill such vacancy with the individual nominated by such party. Our board has the exclusive power to fix the number of directorships, and the written request of stockholders entitled to cast a majority of all votes entitled to be cast on any matter that may properly be considered at a meeting of stockholders are required to call a special meeting of our stockholders to vote on such matters. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). To assist us in preserving our

REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, the outstanding shares of any class or series of our preferred stock or the aggregate outstanding shares of all classes and series of our capital stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exclusion from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Risks Related to Our Qualification as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We believe that we have been organized and operated in a manner that has enabled us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2016, and we intend to continue to operate in a manner that will allow us to continue to so qualify. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders. We have not requested, and do not intend to request a ruling from the Internal Revenue Service that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.

To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization of our assets for U.S. federal income tax purposes and fair market values of our assets. The fair market values of certain of our assets are not susceptible to a precise determination, and we will generally not obtain independent appraisals of such assets. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will qualify as a REIT for any particular year.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief, we would be required to pay U.S. federal income tax, including applicable state and local taxes, on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of operating cash flow available to be distributed to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to make distributions to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under

U.S. federal income tax laws. We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

Differences in timing between our recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans before we receive any payments of interest or principal on such assets. We generally are required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to our loans, such as original issue discount or market discount, earlier than would be the case under the otherwise applicable tax rules. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce cash available for distribution to our stockholders. In addition, we will be subject to a 100% tax on gains derived from the disposition of dealer property or inventory. In order to meet the REIT qualification requirements, we may hold some of our assets or engage in certain activities that would otherwise be nonqualifying for REIT purposes through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. Any resulting taxes would decrease the cash available for distribution to our stockholders.

Complying with the REIT requirements may force us to liquidate or forego otherwise attractive investments.

In order to qualify as a REIT, we annually must satisfy two gross income requirements. First, at least 75% of our gross income for each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of qualified mezzanine loans and mortgage-backed securities), “rents from real property,” dividends received from and gain from the disposition of shares of other REITs, and gains from the sale of real estate assets, as well as income from certain kinds of qualified temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from some combination of income that qualifies under the 75% income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. We may receive various fees in connection with our operations. The fees generally will be qualifying income for purposes of both the 75% and 95% gross income tests if they are received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined by income or profits. In addition, we also treat any origination fees we receive as a reduction in the principal balance of our loans, which we accrue over the life of the relevant loan under the original issue discount rules, discussed below. We treat any exit fees and other fees representing charges for the use or forbearance of money as additional interest. Other fees which are considered compensation for services are not qualifying income for purposes of either the 75% or 95% gross income test.

Further, at the end of each calendar quarter, at least 75% of the value of our total assets must consist of cash, cash items, government securities, shares in other REITs and other qualifying real estate assets, including certain mortgage loans, mezzanine loans and certain mortgage-backed securities. The remainder of our investment in securities (other than government securities, TRS securities and securities that are qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

Our preferred equity and mezzanine loan investments may fail to qualify as real estate assets for purposes of the REIT gross income and asset tests, which could jeopardize our ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We own, and may acquire in the future, certain mezzanine loans and preferred equity investments (which we treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the Internal Revenue Service will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the REIT 95% gross income test, but not for the REIT 75% gross income test, and such mezzanine loans or preferred equity investments would not be qualifying assets for the REIT 75% asset test and would be subject to the REIT 5% and 10% asset tests, which could jeopardize our ability to qualify as a REIT.

The Internal Revenue Service may successfully challenge the treatment of our preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

We invest in certain real estate-related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. Our Manager received an opinion of prior tax counsel regarding the treatment of one of our fixed return preferred equity investments and future similarly structured investments as debt for U.S. federal income tax purposes. We treat preferred equity investments which we currently hold as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the Internal Revenue Service; therefore, no assurance can be given that the Internal Revenue Service will not successfully challenge the treatment of such preferred equity investments as debt and as qualifying real estate assets. If a preferred equity investment or mezzanine loan owned by us was treated as equity for U.S. federal income tax purposes, we would be treated as owning a proportionate share of the assets and earning a proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities that could cause us to be considered as earning significant nonqualifying income, which would likely cause us to fail to qualify as a REIT or pay a significant penalty tax to maintain our REIT qualification.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered into, and may in the future enter into additional, financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that we are not the owner of the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income from certain investments in excess of the economic income we ultimately realize from them.

We may acquire or originate loans that will be treated as having “original issue discount” for U.S. federal income tax purposes because interest on such securities will not be payable currently, but rather will be added to the outstanding loan balance as it accrues. We will be required to accrue such interest income based on a constant yield method no later than the time such amounts are reflected on our financial statements notwithstanding the fact that such interest income is not yet payable, and we will therefore be taxed based on the assumption that all future projected interest payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under the applicable Treasury Regulations.

As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to corporate tax on its income. Moreover, the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS would generally not provide any tax benefit to us since such losses may not be used to offset our taxable income, although such losses may be carried forward to offset future taxable income of the TRS.

The tax on prohibited transactions will limit our ability to engage in transactions, including sales of participation interests in loans and securitizations, that would be treated as sales of dealer property for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held as inventory or primarily for sale to customers in the ordinary course of business. We occasionally sell participation interests in loans which we have originated; however, we do not expect to engage in a significant number of such sales or that such sales will generate significant gains, if any. To the extent that we were to sell loans or participations therein in a manner that we believe could expose us to the prohibited transaction tax, we intend to conduct such activities through a TRS. In addition, we may decide to pursue securitization transactions to finance our real estate-related loans. To the extent that the securitization transactions were structured in a manner that we believe could expose us to the prohibited transactions tax, we intend to conduct such activities through a TRS.

A failure to comply with the limits on our ownership of and relationship with our TRSs, if any, would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with any TRSs is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and our transactions with such TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary corporation and the REIT must jointly elect to treat the subsidiary corporation as a TRS. Any TRS that we form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us.

Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. We intend to limit the aggregate value of the stock and securities of our TRSs, if any, to less than 20% of the value of our total assets

(including such TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations.

In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. To the extent we form a TRS, we will scrutinize all of our transactions with such TRS to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax.

We may engage in transactions with a TRS, in which case we intend to conduct our affairs so that we will not be subject to the 100% excise tax with respect to transactions with such TRS and so that we will comply with all other requirements applicable to our ownership of TRSs. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Legislative, regulatory or administrative changes could adversely affect us.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

Prospective investors are urged to consult with their tax advisors regarding the potential effects of legislative, regulatory or administrative developments on an investment in our common stock.

Your investment has various U.S. federal tax risks.

An investment in us involves complex U.S. federal, state and local income tax considerations that will differ for each investor. Prospective investors should consult with their tax advisors regarding the U.S. federal, state, local and foreign income and other tax consequences applicable to an investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our administrative and principal executive offices are located at 550 Fifth Avenue, 6th Floor, New York, New York 10036. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings.

Neither we nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us or our Manager. From time to time, we and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our shares of common stock. As of December 31, 2019, we had 15,125,681 shares of common stock outstanding held by two investors. As of December 31, 2019, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay monthly dividends in an amount equal to our net taxable income. Any distributions we make are at the discretion of our board of directors and depend upon our actual results of operations and other factors. These results and our ability to pay distributions are affected by various factors, including the net interest and other income from our portfolio, restrictions under applicable law, our operating expenses and any other expenditures. We are generally not required to make distributions with respect to activities conducted through any of our TRSs, should we decide to form TRSs in the future, except with respect to dividends we receive from such TRSs. To the extent that in respect of any calendar year, cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Although not currently anticipated, in the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our target assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, see “Risk Factors.”

We commenced making distributions to our stockholders in January 2016. Prior to September 30, 2019, all of the outstanding shares of our common stock were held by Terra Fund 5 and our distribution policy, including the amount and frequency of distributions, was determined by our board of directors in part based on Terra Fund 5's cash requirements, including cash required to fund regular monthly distributions to Terra Fund 5's unitholders and additional distribution amounts which were used to allow the repurchase of units from such unitholders. The following tables summarize the regular per share distributions declared by our board of directors during the years ended December 31, 2019 and 2018 with the additional distribution amounts to allow repurchase of units being set forth in the footnotes below the table.

Year Ended December 31, 2019
Payment Date	Distributions Per Share of Common Stock
January 31, 2019	$0.17
February 28, 2019	0.17
March 27, 2019	0.16
April 26, 2019	0.17
May 23, 2019	0.17
June 25, 2019	0.17
July 24, 2019	0.17
August 22, 2019	0.17
September 24, 2019	0.17
October 29, 2019	0.17
November 22, 2019	0.17
December 26, 2019	0.17
$2.03

Year Ended December 31, 2018
Payment Date	Distributions Per Share of Common Stock
January 30, 2018	$0.17
February 27, 2018	0.17
March 29, 2018	0.17
April 30, 2018 (1)	0.18
May 29, 2018 (1)	0.17
June 22, 2018 (1)	0.17
July 30, 2018	0.17
August 30, 2018 (1)	0.18
September 27, 2018	0.17
October 30, 2018	0.17
November 29, 2018	0.18
December 21, 2018	0.17
$2.07
_______________

(1)	An additional $0.03 per share was distributed each on April 30, 2018, May 31, 2018, June 30, 2018 and August 31, 2018 to allow for the repurchase of units in Terra Fund 5.

The dividends that will be made in the future are at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

Sales of Unregistered Securities

On December 22, 2016, we sold 125 shares of our Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Shares, for $1,000 per share to a select group of investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder. The Series A Preferred Shares were sold through Iroquis Capital Advisors, LLC or such other registered broker-dealers as selected by REIT Investment Group. In exchange for providing such services, we paid a fee of $21,950 to REIT Investment Group. From this fee, REIT Investment Group was responsible for paying the brokerage or placement fees of $10,000.

On September 30, 2019, we entered into a Contribution and Repurchase Agreement, which we amended and restated on November 13, 2019, with Terra International 3 and Terra International Fund 3 REIT, a wholly-owned subsidiary of Terra International 3. Pursuant to this agreement, Terra International 3, through Terra International Fund 3 REIT, contributed cash in the amount of $3,620,000 to us in exchange for 212,690.95 shares of common stock, at a price of $17.02 per share. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Item 6. Selected Financial Data.

The selected data presented below under the captions “Operating Data”, “Per Share Data” and “Balance Sheet Data” as of and for the years ended December 31, 2019 and 2018 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2019	2018
Operating Data:
Revenues:
Interest related income	$41,593,018	$44,644,226
Real estate operating revenue (1)	9,806,507	3,724,204
Total revenues	51,399,525	48,368,430
Operating expenses:
Lending operating expenses	10,929,806	9,074,729
Real estate operating expenses (1)	9,325,888	2,874,473
Other operating expenses (2)	2,351,703	—
Total operating expenses	22,607,397	11,949,202
Other income and (expenses)	(19,749,353)	(13,936,951)
Net income	$9,042,775	$22,482,277
Net income allocable to common stock	$9,027,151	$22,466,653

Per Share Data:
Net income per share of common stock
Basic and diluted	$0.60	$1.51
Distribution declared per share of common stock	$2.03	$2.19

	December 31,
	2019	2018
Balance Sheet Data:
Loans held for investment, net	$378,612,768	$388,243,974
Real estate owned, net	77,596,475	68,004,577
Other assets	71,133,835	35,306,172
Total assets	527,343,078	491,554,723
Debt	227,548,397	190,687,574
Lease intangible liabilities	11,424,809	12,019,709
Other liabilities	40,826,139	23,555,081
Total liabilities	279,799,345	226,262,364
Equity	$247,543,733	$265,292,359
_______________

(1)
Amount represents the operating revenue and expenses of a multi-tenant office building acquired through foreclosure and 4.9 acres of adjacent land acquired through deed in lieu of foreclosure where the borrowers conveyed their interest in the properties in satisfaction of the underlying loans.

(2)
Amount represents professional fees directly incurred, and which were previously deferred, in contemplation of us becoming a public entity. In the second quarter of 2019, management decided to postpone indefinitely our public offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

We are a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate credit investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our objective is to continue to provide attractive risk-adjusted returns to our stockholders, primarily through regular distributions. There can be no assurances that we will be successful in meeting our objective.

As of December 31, 2019, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 23 investments in 10 states with an aggregate net principal balance of $274.8 million, a weighted average coupon rate of 8.9%, a weighted average loan-to-value ratio of 73.5% and a weighted average remaining term to maturity of 2.3 years.

Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 23 markets across 10 states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing commercial offices, medical offices and mixed use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

We believe there are compelling opportunities available to us in the commercial real estate lending market as a result of high demand for property financing, constraints on the availability of credit from banks and other traditional commercial mortgage lenders due to the regulatory environment, and a generally conservative real estate credit culture that evolved in response to the 2008 financial crisis. Demand for property acquisition and development financing continues to be fueled by healthy economic conditions, population growth and the adaptive re-use of properties to accommodate new technologies and lifestyles. In addition, there continues to be a large volume of commercial real estate loans that mature each year that require refinancing proceeds. The confluence of these conditions — reduced lending by traditional lenders and strong demand for commercial real estate financing — has created opportunities for experienced alternative lenders such as us, particularly those with a focus on providing commercial real estate loans to creditworthy borrowers.

On January 1, 2016, the Terra Funds completed the REIT formation transaction. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of the Terra Funds to us in exchange for all of the shares of common stock of our company.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of December 31, 2019 and 2018:

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	$102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01
_______________

(1)	These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.76% and 2.50% as of December 31, 2019 and 2018.

(2)
As of December 31, 2019 and 2018, amounts included $114.8 million and $57.3 million, respectively, of first mortgages used as collateral for $81.1 million and $34.2 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019 and LIBOR plus 2.5% as of December 31, 2018.

(3)	As of December 31, 2019 and 2018, twelve and eight of these loans, respectively, are subject to a LIBOR floor.

In addition to our net loan portfolio, as of December 31, 2019, we own 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $66.2 million and $56.0 million as of December 31, 2019 and 2018, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.6 million and $45.0 million as of December 31, 2019 and 2018, respectively.

Portfolio Investment Activity

For the year ended December 31, 2019 and 2018, we invested $53.5 million and $123.2 million in new and add-on loans, respectively, and had $84.3 million and $111.6 million of repayments, respectively, resulting in net repayments of $30.8 million and net investments of $11.6 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable and borrowings under the master repurchase agreement and the revolving credit facility. In addition, on January 9, 2019, we acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the release of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	December 31, 2019			December 31, 2018
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$160,984,996	$160,948,585	58.4%	$95,141,290	$96,352,394	35.2%
Preferred equity investments	84,202,144	84,485,061	30.7%	110,099,644	110,540,228	40.3%
Mezzanine loans	29,636,382	29,992,795	10.9%	66,342,044	67,052,761	24.5%
Total	$274,823,522	$275,426,441	100.0%	$271,582,978	$273,945,383	100.0%

	December 31, 2019			December 31, 2018
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$119,331,369	$119,145,879	43.3%	$32,555,575	$32,628,200	11.9%
Multifamily	49,017,844	49,331,885	17.9%	31,099,953	31,366,215	11.4%
Hotel	41,239,194	41,327,772	15.0%	69,756,765	70,832,816	25.9%
Infill land	29,644,375	29,756,375	10.8%	58,491,314	58,726,783	21.4%
Student housing	26,470,740	26,725,148	9.7%	40,450,320	40,857,137	14.9%
Industrial	7,000,000	7,000,000	2.5%	7,000,000	7,000,000	2.6%
Condominium	2,120,000	2,139,382	0.8%	32,229,051	32,534,232	11.9%
Total	$274,823,522	$275,426,441	100.0%	$271,582,978	$273,945,383	100.0%

	December 31, 2019			December 31, 2018
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$102,774,905	$102,622,718	37.3%	$48,459,159	$48,756,874	17.8%
Georgia	61,772,764	61,957,443	22.5%	12,346,939	12,470,408	4.6%
New York	52,909,847	53,029,923	19.3%	81,504,101	81,860,466	29.8%
North Carolina	28,283,950	28,421,676	10.3%	4,787,414	4,821,252	1.8%
Washington	13,525,556	13,618,636	4.9%	13,304,278	13,386,747	4.9%
Massachusetts	7,000,000	7,000,000	2.5%	7,000,000	7,000,000	2.6%
Texas	2,450,000	2,472,244	0.9%	2,450,000	2,469,608	0.9%
Illinois	2,209,189	2,227,593	0.8%	11,139,020	11,228,212	4.1%
Florida	—	—	—%	61,194,351	62,206,934	22.6%
Ohio			—%	5,452,125	5,495,781	2.0%
Colorado	—	—	—%	4,027,736	4,068,014	1.5%
Alabama	—	—	—%	3,700,000	3,763,796	1.4%
Pennsylvania	—	—	—%	14,325,000	14,325,000	5.2%
Other (1)	3,897,311	4,076,208	1.5%	1,892,855	2,092,291	0.8%
Total	$274,823,522	$275,426,441	100.0%	$271,582,978	$273,945,383	100.0%
_______________

(1)
Other includes $0.3 million of unused portion of a credit facility and a $1.7 million loan with collateral located in Kansas at December 31, 2019. Other also includes a $1.9 million loan with collateral located in South Carolina at December 31, 2019 and 2018.

Factors Impacting Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Credit Risk

Credit risk represents the potential loss that we would incur if our borrowers failed to perform pursuant to the terms of their obligations to us. With respect to our loan portfolio, we seek to manage credit risk by limiting exposure to any one individual borrower and any one asset class.

Additionally, our Manager employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio and the debt yield. Our Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

The performance and value of our loans depends upon the sponsors’ ability to operate or manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the loan balance. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, we may not recover all of its investments.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our Manager's underwriting and asset management processes.

We maintain all of our cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

We hold real estate-related loans. Thus, our loan portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such loans could materially reduce our capital.

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to slow, and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to increase, and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on our loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we do not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain loans.

Extension Risk

Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent we have financed the acquisition of an asset, we may have to finance our asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest spread, and thus our net interest income.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Use of Leverage

We deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Market Risk

Our loans are highly illiquid and there is no assurance that we will achieve our objectives, including targeted returns. Due to the illiquidity of the loans, valuation of our loans may be difficult, as there generally will be no established markets for these loans.

Results of Operations
The following table presents the comparative results of our operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Change
Revenues
Interest income	$40,888,079	$42,160,375	$(1,272,296)
Real estate operating revenue	9,806,507	3,724,204	6,082,303
Prepayment fee income	285,838	2,265,201	(1,979,363)
Other operating income	419,101	218,650	200,451
	51,399,525	48,368,430	3,031,095
Operating expenses
Operating expenses reimbursed to Manager	4,875,153	3,684,372	1,190,781
Asset management fee	3,671,474	3,077,442	594,032
Asset servicing fee	854,096	716,693	137,403
Real estate operating expenses	3,989,911	1,296,983	2,692,928
Depreciation and amortization	3,785,977	1,577,490	2,208,487
Impairment charge	1,550,000	—	1,550,000
Professional fees	3,373,554	891,100	2,482,454
Directors fees	335,000	313,583	21,417
Other	172,232	391,539	(219,307)
	22,607,397	11,949,202	10,658,195
Operating income	28,792,128	36,419,228	(7,627,100)
Other income and expenses
Interest expense from obligations under participation agreements	(11,773,346)	(10,862,646)	(910,700)
Interest expense on repurchase agreement payable	(4,713,440)	(164,776)	(4,548,664)
Interest expense on mortgage loan payable	(3,093,284)	(2,909,529)	(183,755)
Interest expense on revolving credit facility	(169,283)	—	(169,283)
	(19,749,353)	(13,936,951)	(5,812,402)
Net income	$9,042,775	$22,482,277	$(13,439,502)

Net Loan Portfolio

In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility.

The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$363,970,662	10.6%	$346,456,599	12.5%
Obligations under participation agreements	(95,809,439)	12.0%	(85,523,305)	12.7%
Mortgage loan payable	—	—%	(19,674,782)	7.0%
Repurchase agreement payable	(64,326,187)	4.3%	(1,873,973)	5.0%
Revolving credit facility	(504,110)	6.1%	—	—%
Net loans (3)	$203,330,926	11.9%	$239,384,539	13.0%
Senior loans
Gross loans	$133,437,181	7.7%	$100,110,289	11.3%
Obligations under participation agreements	(8,832,644)	11.7%	(22,343,472)	12.0%
Mortgage loan payable	—	—%	(19,674,782)	7.0%
Repurchase agreement payable	(64,326,187)	4.3%	(1,873,973)	5.0%
Net loans (3)	$60,278,350	10.7%	$56,218,062	12.7%
Subordinated loans (4)
Gross loans	$230,533,481	12.3%	$246,346,310	13.0%
Obligations under participation agreements	(86,976,795)	12.1%	(63,179,833)	12.9%
Revolving credit facility	(504,110)	6.1%	—	—%
Net loans (3)	$143,052,576	12.5%	$183,166,477	13.1%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

(3)
The weighted average coupon rate represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.

(4)	Subordinated loans include mezzanine loans, preferred equity investments and credit facilities.

For the year ended December 31, 2019 as compared to the same period in 2018, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

For the year ended December 31, 2019 as compared to the same period in 2018, interest income decreased by approximately $1.3 million, primarily due to a $2.4 million decrease in contractual interest income as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments. This decrease in interest income was partially offset by $0.6 million lower in amortization of net purchase premium as a result of the majority of the net purchase premium recognized in connection with the REIT formation transaction in 2016 as well as a senior loan purchased in 2017 having already been amortized prior to the current period and $0.5 million higher in net origination fee income received from the borrowers.

Real Estate Operating Revenue

Our operating real estate includes a multi-tenant office building that we foreclosed on in July 2018 in exchange for the payment of a first mortgage and related fees and expenses and 4.9 acres of adjacent land that we acquired via deed in lieu of foreclosure in exchange for the payment of a first mortgage and related fees. Real estate operating revenue represents revenue from a multi-tenant office building. We are not currently generating any revenue from the land.

For the year ended December 31, 2019 as compared to the same period in 2018, real estate operating revenue increased by $6.1 million, reflecting twelve months of real estate operating revenue recognized in the current period as compared to five months of real estate operating revenue recognized in the prior year period because the office building was acquired in July 2018.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For the year ended December 31, 2019 as compared to the same period in 2018, prepayment fee income decreased by $2.0 million, primarily due to a $1.6 million prepayment fee received in 2018 on an investment that the borrower repaid four years early.

Other Operating Income

For the year ended December 31, 2019 as compared to the same period in 2018, other operating income increased by $0.2 million, primarily due to application fees received from borrowers in connection with the origination of new loans.

Operating Expenses Reimbursed to Manager

Under the terms of the management agreement with the Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

For the year ended December 31, 2019 as compared to the same period in 2018, operating expenses reimbursed to Manager increased by $1.2 million, primarily due to an increase in gross allocable costs, mostly related to compensation expense, as well as an increase in our allocation ratio in relation to affiliated funds managed by our Manager and its affiliates.

Asset Management Fee

Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

For the year ended December 31, 2019 as compared to the same period in 2018, asset management fee increased by $0.6 million, primarily due to an increase in total funds under management.

Asset Servicing Fee

Under the terms of the management agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination or acquisition price for each real estate-related loan held.

For the year ended December 31, 2019 as compared to the same period in 2018, asset servicing fee increased by $0.1 million, primarily due to an increase in our total funds under management.

Real Estate Operating Expenses

Real estate operating expenses represent expenses incurred by the multi-tenant office building and the land, which include repairs and maintenances, utilities, real estate taxes, management fees and other operating expenses incurred in connection with the operation of the office building and the maintenance of the land.

For the year ended December 31, 2019 as compared to the same period in 2018, real estate operating expenses increased by $2.7 million, reflecting twelve months of real estate operating expenses recognized in the current period as compared to five months of real estate operating expenses recognized in the prior year period because the office building was acquired in July 2018.

Depreciation and Amortization

Depreciation and amortization includes depreciation expense recorded on building and building improvement and amortization expense recorded on in-place lease intangibles, both are related to the multi-tenant office building that we acquired in July 2018.

For the year ended December 31, 2019 as compared to the same period in 2018, depreciation and amortization increased by $2.2 million, reflecting twelve months of depreciation and amortization recognized in the current period as compared to five months of depreciation and amortization recognized in the prior year period.

Impairment Charge

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable.

For the year ended December 31, 2019, we recorded an impairment charge of $1.6 million on 4.9 acres of adjacent land that we acquired via deed in lieu of foreclosure in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. No impairment charge was recorded for the year ended December 31, 2018.

Professional Fees

For the year ended December 31, 2019 as compared to the same period in 2018, professional fees increased by $2.5 million, primarily due to $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of us becoming a publicly traded entity. In the second quarter of 2019, management decided to postpone indefinitely our public offering.

Other

Other operating expenses include dead deal costs, state and local franchise taxes and other miscellaneous operating expenses.

For the year ended December 31, 2019 as compared to the same period in 2018, other operating expenses decreased by $0.2 million, primarily due to a decrease in dead deal costs.

Interest Expense from Obligations under Participation Agreements

For the year ended December 31, 2019 as compared to the same period in 2018, interest expense from obligations under participation agreements increased by $0.9 million, primarily due to an increase in weighted average outstanding principal balance on obligations under participation agreements driven by higher volume of loans sold to affiliates through participation agreements than repayments on obligations under participation agreements, partially offset by a decrease in weighted average interest rate on obligations under participation agreements driven by new loan sold to affiliates through participation agreements having lower coupon rates than those that were repaid.

Interest Expense on Repurchase Agreement Payable

On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150.0 million in the aggregate, which we use to finance certain secured performing commercial real estate loans. Advances under the master repurchase agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%

For the year ended December 31, 2019 as compared to the same period in 2018, interest expense on repurchase agreement payable increased by $4.5 million reflecting an increase in the weighted average amount outstanding under the master repurchase agreement.

Interest Expense on Mortgage Loan Payable

For the year ended December 31, 2019 as compared to the same period in 2018, interest expense on mortgage loan payable increased by $0.2 million, primarily due to an increase in the weighted average mortgage loan payable partially offset by a decrease in the weighted average interest rate on the mortgage loan payable. In connection with the foreclosure of the multi-tenant office building in July 2018, we up-sized the floating-rate mortgage loan payable from $34.0 million to $45.0 million and the interest rate on the loan decreased from LIBOR plus 5.25% to LIBOR plus 3.85%.

Interest Expense on Revolving Credit Facility

On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations.

For the year ended December 31, 2019, we recorded interest expense on revolving credit facility of $0.2 million. There was no credit facility agreement in 2018.

Net Income

For the year ended December 31, 2019 as compared to the same period in 2018, the resulting net income decreased by $13.4 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our master repurchase agreement and the revolving credit facility. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

We may also issue additional equity, equity-related and debt securities to fund our investment strategies. We may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of our capital raising transactions, we may grant to one or more of these vehicles certain control rights over our activities including rights to approve major decisions we take as part of our business. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for our business.

Our obligations under participation agreements totaling $18.0 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $89.0 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans as well as from proceeds from the unused portion of borrowing facilities.

On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. As of December 31, 2019, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.3%, calculated using the 30-day LIBOR of 1.76% as of December 31, 2019. As of December 31, 2019, the amount remaining available under the repurchase agreement was $68.9 million.

Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, we are required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. We currently expect to utilize the master repurchase agreement in the next twelve months so that the actual interest paid will be in excess of $4.2 million.

On June 20, 2019, we entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of December 31, 2019, the amount remaining available under the credit facility was $35.0 million.

Cash Flows from Operating Activities

For the year ended December 31, 2019 as compared to the same period in 2018, cash flows from operating activities decreased by $1.4 million, primarily due to a decrease in contractual interest income.

Cash Flows used in Investing Activities

For the year ended December 31, 2019, cash flows used in investing activities were $4.4 million, primarily related to origination and purchase of loans of $185.3 million, partially offset by proceeds from repayments of loans of $181.1 million.

For the year ended December 31, 2018, cash flows used in investing activities were $86.0 million, primarily related to origination and purchase of loans of $232.3 million, partially offset by proceeds from repayments of loans of $148.6 million.

Cash Flows from Financing Activities

For the year ended December 31, 2019, cash flows from financing activities were $8.9 million, primarily due to proceeds from borrowings under repurchase agreement of $81.1 million, proceeds from obligations under participation agreements of $34.7 million, proceeds from issuance of common stock of $3.6 million and an increase in interest reserve and other deposits held on investments of $1.2 million, partially offset by repayments of obligations under participation agreements of $46.2 million, repayments of borrowings under repurchase agreement of $34.2 million and distributions paid of $30.4 million. Additionally, we borrowed $16.0 million under the revolving credit facility to fund a preferred equity investment, all of which was repaid in the same period.

For the year ended December 31, 2018, cash flows from financing activities were $47.9 million, primarily due to proceeds from obligations under participation agreements of $74.9 million, proceeds from borrowings under repurchase agreement of $34.2 million and proceeds from a mortgage loan payable of $11.2 million, partially offset by repayments on obligations under participation agreements of $36.8 million, distributions paid of $32.7 million and payment of financing costs of $3.0 million.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

Allowance for Loan Losses

Our loans are typically collateralized by either the sponsors’ equity interest in the real estate properties or the underlying real estate properties. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations and/or reserve balances are sufficient to cover the debt service requirements currently and into the future; (ii) the ability of the borrower to refinance the loan; and/or (iii) the property’ liquidation value. We also evaluate the financial wherewithal of the sponsor as well as its competency in managing and operating the real estate property. In addition, we consider the overall economic environment, real estate sector, and geographic submarket in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, the capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and discussions with market participants.

Our Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. A loan is impaired if it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income.

In conjunction with the quarterly evaluation of loans not considered impaired, our Manager assesses the risk factors of each loan and assigns each loan a risk rating between 1 (very low risk) and 5 (highest risk), which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial conditions; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

There may be circumstances where we modify a loan by granting the borrower a concession that we might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”), unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

Income Taxes

We elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, we generally are not subject to U.S. federal income tax on income and gains distributed to our stockholders as long as certain asset, income and share ownership tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our net taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal corporate income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable period, but there can be no assurance that these criteria will continue to be met in subsequent periods.

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our combined consolidated statements of operations. For the years ended December 31, 2019 and 2018, we did not incur any interest or penalties.

Our inception-to-date tax return remains subject to examination and consequently, the taxability of the distributions and other tax positions taken by us may be subject to change. Distributions to stockholders generally will be taxable as ordinary income or may constitute a return of capital. We will furnish annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$102,564,795	$17,952,455	$83,496,340	$1,116,000	$—
Mortgage loan payable — principal (2)	44,614,480	44,614,480	—	—	—
Repurchase agreement payable — principal (3)	81,134,436	81,134,436	—	—	—
Interest on borrowings (4)	24,908,195	15,949,734	8,797,788	160,673	—
Unfunded lending commitments (5)	116,662,550	89,034,059	27,628,491	—	—
Ground lease commitment (6)	84,458,063	1,264,500	2,529,000	2,529,000	78,135,563
	$454,342,519	$249,949,664	$122,451,619	$3,805,673	$78,135,563
___________________________

(1)
In the normal course of business, we enter into participation agreements with related parties, and to a lesser extent, unrelated parties, whereby we transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on our consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. We have no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)	We have an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.1 million.

(3)	We may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $1.5 million.

(4)
Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2019. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of our loans provide for a commitment to fund the borrower at a future date. As of December 31, 2019, we had eight of such loans with total funding commitments of $292.4 million, of which $175.7 million had been funded.

(6)	Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

Management Agreement with Terra REIT Advisors

As part of the Axar Transaction (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence — Axar Transaction” below), Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our company to our Manager and immediately thereafter, we and our Manager amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and our company in effect immediately prior to the Axar Transaction, except for the identity of our manager.

We currently pay the following fees to Terra REIT Advisors pursuant to a management agreement:

Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure real estate-related loans, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, our Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each real estate-related loan and cash held by us.

Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each real estate related loan then held by us (inclusive of closing costs and expenses).

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by our company from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

Transaction Breakup Fee. In the event that we receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, our Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by our Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, we reimburse our Manager for operating expenses incurred in connection with services provided to the operations of our company, including our allocable share of our Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the predecessor to our Manager and our Manager in the aggregate in connection with providing services to us:

	Years Ended December 31,
	2019	2018
Origination and extension fee expense (1)	$1,992,492	$2,520,713
Asset management fee	3,671,474	3,077,442
Asset servicing fee	854,096	716,693
Operating expenses reimbursed to Manager	4,875,153	3,684,372
Disposition fee (2)	1,408,055	1,167,941
Total	$12,801,270	$11,167,161
_______________

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Participation Agreements

We have further diversified our exposure to loans and borrowers by entering into participation agreements whereby we transferred a portion of certain of our loans on a pari passu basis to related parties, primarily other affiliated funds managed by our Manager or its affiliates, and to a lesser extent, unrelated parties.

As of December 31, 2019, the principal balance of our participation obligations totaled $102.6 million, consisting of $43.1 million in participation obligations to Terra Fund 6, $18.3 million in participation obligations to Fund 5 International, $13.4 million in participation obligations to Terra International, $17.4 million in participation obligations to Terra Property Trust 2 and $10.4 million in participation obligations to a third-party.

Terra Fund 6, Fund 5 International, Terra International, Terra International 3, Terra International Fund 3 REIT and Terra Property Trust 2 are managed by our Manager and its affiliates. If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment, except when we enter into participation agreements with certain international vehicles managed by our Manager, as such international vehicles intend to only invest in seasoned mortgages loan, and as a result, they will invest in such participation agreements not less than 90 days after origination of the loans, in which event the valuation of the investment and the participation interest are based upon an independent third party valuation. Our Manager may also experience conflicts in allocating investments as a result of differing compensation arrangements of the Manager and its affiliates and the other investment vehicles.

The loans that are subject to participation agreements are held in our name, but each of the participant’s rights and obligations, including with respect to interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon their respective pro rata participation interest in such participated investments, as specified in the respective participation agreements. We do not have direct liability to a participant with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer).

Pursuant to the participation agreement with these entities, we receive and allocate the interest income and other related investment income to the participants based on their respective pro rata participation interest. The affiliated fund participants pay related expenses also based on their respective pro rata participation interest (i.e., asset management and asset servicing fees, disposition fees) directly to our Manager, as per the terms of each respective affiliate’s management agreement.

Other than for U.S. federal income tax purposes, our loan participations do not qualify for sale treatment. As such, the investments remain on our combined consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the combined consolidated statements of operations.

For the year ended December 31, 2019, the weighted average outstanding principal balance on obligations under participation agreements was approximately $95.8 million, and the weighted average interest rate was approximately 12.0%, compared to weighted average outstanding principal balance of approximately $85.5 million, and weighted average interest rate of approximately 12.7% for the year ended December 31, 2018.

Additionally, we have entered into a participation agreement with Terra Fund 6 to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2019, the unfunded commitment was $1.2 million.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We may be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2019, we had 15 investments with an aggregate principal balance of $230.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.7 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $1.7 million .

Additionally, we had $44.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $81.1 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% with LIBOR floor ranging from no floor to 2.49% and collateralized by $114.8 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease our total annual interest expense by approximately $0.2 million and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.9 million.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, or the LIBOR Transition Date. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our portfolio, or the cost of our borrowings. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2019 and 2018, we did not engage in interest rate hedging activities.

Prepayment Risks

Prepayments can either positively or adversely affect the yields on our loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we do not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain loans.

Extension Risk

Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent we have financed the acquisition of an asset, we may have to finance our asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest spread, and thus our net interest income.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Credit Risk

We are subject to varying degrees of credit risk in connection with holding a portfolio of our target assets. With respect to our loan portfolio, we seek to manage credit risk by limiting exposure to any one individual borrower and any one asset class.

Additionally, our Manager employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio and the debt yield. Our Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the information concerning our directors and executive officers.

Board of Directors

Our board of directors consists of eight members. Our board of directors has determined that each of our directors satisfies the listing standards for independence of the New York Stock Exchange (“NYSE”), except for Andrew M. Axelrod, our Chairman, Bruce D. Batkin, our Vice Chairman and former chief executive officer and Vikram S. Uppal our and our Manager’s Chief Executive Officer. Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the MGCL (which is currently one) nor, unless our bylaws are amended, more than 15.

The following sets forth certain information with respect to our directors:

Name	Age	Position held
Andrew M. Axelrod	37	Chairman of the Board of Directors
Bruce D. Batkin	66	Vice Chairman of the Board of Directors
Vikram S. Uppal	36	Chief Executive Officer, Chief Investment Officer and Director
Jeffrey M. Altman	46	Director
Roger H. Beless	58	Director
Michael L. Evans	67	Director
Spencer E. Goldenberg	37	Director
John S. Gregorits	65	Director

Andrew M. Axelrod has served as Chairman of our board of directors and as Chairman of the board of directors of Terra Capital Partners and Terra Property Trust 2 since February 8, 2018. Mr. Axelrod founded Axar Capital Management in April 2015 and currently serves as its Managing Partner and Portfolio Manager, and is responsible for all investment, risk and business management functions. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management in 2015, Mr. Axelrod worked at Mount Kellett

Capital Management, a private investment organization from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University.

Bruce D. Batkin has served as a one of our directors since January 2016, and as the Vice Chairman of our board of directors since December 2018. Mr. Batkin also serves as the Vice Chairman of the board of directors (or managers, as applicable) of Terra International, Terra Income Advisors, Terra Fund Advisors, Terra Capital Partners, Terra Fund 5 International and Terra Property Trust 2, and as Chairman of the board of directors of Terra Fund 6. He served as our Chief Executive Officer from January 2016 to November 2018. He has also served as Chief Executive Officer of Terra Capital Advisors, Terra Capital Advisors 2, Terra Income Advisors 2, Terra Fund Advisors, Terra Fund 2, Terra Fund 3, Terra Fund 4, Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7 since April 2009, September 2012, October 2016, September 2017, May 2011, January 2012, September 2012, June 2014, March 2015, October 2016 and October 2016, respectively, until November 30, 2018. Mr. Batkin has also served as President of Terra Fund 1 since July 2009 until November 30, 2018. He has also served as Chief Executive Officer and director of Terra Fund 6, from May 2013 to April 2019 and as Chief Executive Officer of Terra Income Advisors from May 2013 to April 2019. As a co-founder of Terra Capital Partners, he served as its President and Chief Executive Officer from its formation in 2001 and its commencement of operations in 2002 to November 2018, managing its real estate debt and equity investment programs. Mr. Batkin has over 40 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Harvard Alumni Real Estate Board and the Cornell Real Estate Council and the Committee for Economic Development; he sits on the Advisory Board of the Baker Program in Real Estate at Cornell University and the Dean's Advisory Council of the College of Art, Architecture and Planning at Cornell University; and he is a participant in the semiannual Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.
Vikram S. Uppal has served as one of our directors since February 8, 2018 and as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 1, 2018. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 8, 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

Jeffrey M. Altman has served as one of our independent directors since October 2017. Mr. Altman has served as a director of Terra Fund 6 since April 2016. Since May 2019, Mr. Altman has been a Managing Director and Co-Head of U.S. Lodging & Leisure within the real estate, gaming and lodging investment banking group (REGAL) of Jefferies LLC, an investment bank. From 2011 to 2019, Mr. Altman was a Managing Director in Houlihan Lokey’s real estate and lodging investment banking group and from December 1998 to May 2011, he served as a Director of Lazard Fréres & Co. LLC REGAL, where he led the firm’s global hospitality and leisure effort. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
Roger H. Beless has served as one of our independent directors since February 2018. Since May 2016, Mr. Beless has served as Chief Operating Officer at Street Lights Residential, where he oversees capital markets, asset and portfolio management and acquisitions, and company operations. From June 2012 until March 2016, Mr. Beless served as Managing Director for Mount Kellett Capital Management, where he oversaw global real estate asset management. Prior to joining Mount Kellett, Mr. Beless spent nearly 20 years with Goldman Sachs/Archon Group where he held a number of positions, including co-head of US Real Estate and Chief Operating Officer for Archon Residential, where he oversaw acquisitions, asset management, property management and dispositions. Mr. Beless also spent four years in Tokyo, Japan where he led the startup of Goldman Sachs Realty Japan, Ltd. He currently serves on the board of Lion Heart Children’s Academy and the advisory board of Apartment Life. Mr. Beless holds a Bachelor’s of B.A. in Economics and Finance from Baylor University and a M.B.A from Southern Methodist University.

Michael L. Evans has served as one of our independent directors since October 2017. Mr. Evans has served since March 2015 as a member of the board of directors of Terra Fund 6. Since December 2012, Mr. Evans has been the Managing Director of Newport Board Group, a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non-profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP (“Ernst & Young”), and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly-traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport Board Group, CyArk.org and InfinteSmile.org. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.
Spencer E. Goldenberg has served as one of our independent directors since February 2018. Mr. Goldenberg has served since April 2019 as a member of the board of directors of Terra Fund 6. He has served since June 2015 as Vice President of Corporate Development at Menin Hospitality. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant's license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.

John S. Gregorits has served as one of our independent directors since October 2017. Mr. Gregorits retired in 2014 from his position with the Specialized Funds Group at Prudential Real Estate Investors (“PREI”), the real estate investment management business of Prudential Financial, where he worked since 1998. Mr. Gregorits was responsible for certain of PREI’s funds in its U.S. business, totaling approximately $10 billion in gross assets. While at PREI, Mr. Gregorits served on the U.S. Executive Committee and Investment Committee. Before joining PREI, Mr. Gregorits managed a variety of multi-billion dollar equity and debt portfolios on behalf of Prudential Financial’s General Account, gaining extensive experience in portfolio and asset management, development, acquisitions, sales, leasing, and joint venture management. His 36 years in real estate includes serving on a variety of industry associations as well as the board of directors of several privately held companies. Mr. Gregorits holds a Bachelor of Art in economics and psychology from Duke University and a Master of Arts in organizational behavior from Fairleigh Dickson University.

Executive Officers

The names, ages, positions and biographies of our officers and the officers of our Manager are as follows:

Name	Age	Position(s) Held with the Company	Position(s) Held with our Manager
Andrew M. Axelrod	37	Chairman of the Board of Directors	Chairman of the Board of Managers (1)
Bruce D. Batkin	66	Vice Chairman of the Board of Directors	Vice Chairman of the Board of Managers (1)
Vikram S. Uppal	36	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	55	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	45	Chief Originations Officer	Chief Originations Officer
_______________

(1)	Our Manager is managed by Terra Capital Partners and does not have a board of managers. Messrs. Axelrod and Batkin are members of the board of managers of Terra Capital Partners.
For biographical information regarding Messrs. Axelrod, Batkin and Uppal, see “Item 10. — Board of Directors” above.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, Terra Fund Advisors, and Terra Income Advisors since January 2016, October 2017, October 2017, and May 2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; and (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International, Terra Fund 7 and Terra Property Trust 2 since June 2014, October

2016, October 2016 and September 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
Daniel J. Cooperman has served as Chief Originations Officer of our company, our Manager, Terra Fund Advisors and Terra Income Advisors since January 2016, September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (iii) Terra Property Trust 2 since September 2016; (iv) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (v) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

Our Manager has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, the senior officers of our Manager, including the Chief Executive Officer and the Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics). We will also provide the Code of Ethics, free of charge, to stockholders who request it. Requests should be directed to Bernadette Murphy, at Terra Property Trust, Inc., 550 Fifth Avenue, 6th Floor, New York, New York 10036.

Audit Committee

We have established an audit committee of the board of directors (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Messrs. Altman, Goldenberg and Evans, each of whom is independent. Mr. Evans serves as the chairman of the Audit Committee. The Board has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of regulation S-K promulgated under the Exchange Act. The Board has determined that each of Messrs. Altman, Goldenberg and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation.

We have entered into a management agreement with our Manager, pursuant to which our Manager provides certain services to our company and we pay fees associated with such services. The officers of our Manager do not receive any compensation from us. Each of our officers is an employee of our Manager. Because our management agreement provides that our Manager is responsible for managing our affairs, our officers do not receive cash compensation from us for serving as our officers.

Our Manager is responsible for managing our day-to-day operations and all matters affecting our business and affairs, including responsibility for determining when to buy and sell real estate-related assets. Our Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business. Our officers, in their capacities as officers or personnel of our Manager or its affiliates, will devote such portion of their time to our affairs as is necessary to enable us to operate our business.

Compensation of the Directors
In 2018, our independent directors earned $60,000 annual base director’s fee. In addition, in 2018, the chairperson of the Audit Committee earned an annual cash retainer of $15,000 and the other members of the Audit Committee earned an annual cash retainer of $10,000. We also reimburse all members of our board of directors for their travel related expenses incurred in connection with their attendance at board and committee meetings.

We pay directors’ fees only to those directors who are independent under the NYSE listing standards.

The following table sets forth compensation of our directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Jeffrey M. Altman	$70,000	$—	$70,000
Roger H. Beless	$60,000	$—	$60,000
Michael L. Evans	$75,000	$—	$75,000
Spencer E. Goldenberg	$70,000	$—	$70,000
John S. Gregorits	$60,000	$—	$60,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of shares of our common stock by:

(1)	each of our directors;

(2)	each of our executive officers;

(3)	holders of more than 5% of our capital stock; and

(4)	all of our directors and executive officers as a group.

Each listed person’s beneficial ownership includes:

(1)	all shares the investor actually owns beneficially or of record;

(2)	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund);

(3)	all shares the investor has the right to acquire within 60 days; and

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 550 Fifth Avenue, 6th Floor, New York, NY 10036.

Name	Number of Shares Beneficially Owned	Percentage of All Shares
Andrew M. Axelrod	—	—
Vikram S. Uppal	—	—
Bruce D. Batkin	—	—
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
Jeffrey M. Altman	—	—
Roger H. Beles	—	—
Michael L. Evans	—	—
Spencer E. Goldenberg	—	—
John S. Gregorits	—	—
All directors and executive officers as a group (10 persons)	—	—
5% or Greater Beneficial Owners
Terra Fund 5 (1)	14,912,990.19	98.6%
_______________

(1)
Terra Fund 5 is managed by Terra Fund Advisors, its managing member. The shares of common stock held by Terra Fund 5 are subject to the provisions of the Voting Agreement and certain related agreements described in greater detail under “Item 13. Certain Relationships and Related Transactions.” The inclusion of these shares of our common stock shall not be deemed an admission of beneficial ownership of the reported securities for purposes of Section 16 or for any other purposes.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Potential conflicts include those set forth below.

The Axar Transaction

On February 8, 2018, an entity (“Axar”), wholly owned by a pooled investment vehicle advised by Axar Capital Management, a Delaware limited partnership, entered into an investment agreement with Terra Capital Partners and its affiliates (which we refer to collectively as the “Axar Transaction”). As a result of the Axar Transaction, Terra REIT Advisors, a newly formed subsidiary of Terra Capital Partners, became our external manager, Terra Fund Advisors was admitted as the replacement manager of Terra Fund 5, the equity interests in Terra Fund Advisors were distributed to the equity owners of Terra Capital Partners on a pro rata basis, and the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, were distributed to the equity owners of Terra Capital Partners on a pro rata basis. In addition, as a result of the Axar transaction and subsequent transactions on November 30, 2018 and April 30, 2019, Axar acquired 100% of the equity interests of Terra Capital Partners, 49% of the economic interests in Terra Fund Advisors, and 100% of the equity interests in Terra Income Advisors. The Axar Transaction was approved unanimously by the independent directors of our company and the independent directors of Terra Fund 6, with each having formed a special committee to evaluate the Axar Transaction. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our company and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our company. Axar Capital Management received certain approval rights over certain major decisions impacting Terra Fund Advisors and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our company. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby our Manager).

Terra International 3

On September 30, 2019, we entered into a Contribution and Repurchase Agreement with Terra International 3 and Terra International Fund 3 REIT, a wholly-owned subsidiary of Terra International 3, which we amended and restated on November 13, 2019.

Pursuant to this agreement, Terra International 3, through Terra International Fund 3 REIT, contributed cash in the amount of $3,620,000 to us in exchange for 212,690.95 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to us future cash proceeds, if any, raised from time to time by it, and we agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Our Manager also serves as adviser to the Terra International 3 and Terra International Fund 3 REIT. In addition, the general partner of Terra International 3 is Terra International Fund 3 GP, LLC, which is an affiliate of Terra Fund Advisors, the manager of Terra Fund 5.

Voting Agreement

On February 8, 2018, we, Terra Fund 5, and our Manager entered into the Voting Agreement, pursuant to which the board of directors of our company was increased to eight members.

Pursuant to the terms of the Voting Agreement, for so long as our Manager remains our external manager, our Manager will have the right to nominate two individuals to serve as directors of our company (which nominees need not be independent directors) and for so long as Terra Fund 5 holds at least 10% of our outstanding shares of common stock, Terra Fund 5 will have the right to nominate one individual to serve as a director of our company (who need not be an independent director).

Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that Terra Fund 5 vote all shares of our common stock directly or indirectly owned by Terra Fund 5 in accordance with the recommendations made by our board of directors.

Management Agreement

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our company to our Manager and immediately thereafter, we and our Manager amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and our company in effect immediately prior to the Axar Transaction, except for the identity of our manager.

Receipt of Fees and Other Compensation by Our Manager and its Affiliates

We pay substantial fees to our Manager. Further, we must reimburse our Manager for costs incurred by it in managing us and our portfolio of real estate-related loans.

We have entered into a management agreement with our Manager pursuant to which our Manager provides certain management services to us, subject to oversight by our board of directors. Our Manager’s responsibilities to us include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with our business and purpose, providing administrative support and performing such other services as are delegated to our Manager by our board of directors. In performing its duties, our Manager is subject to a fiduciary responsibility for the safekeeping and use of all of our funds and assets. In consideration for providing such services, our Manager is entitled to certain fees from as described below. The original management agreement between Terra Capital Advisors and us was entered into on January 1, 2016. On September 1, 2016, our company terminated the original management agreement and entered a management agreement with Terra Income Advisors. As described above, as part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with us to our Manager and immediately thereafter, we and our Manager amended and restated such management agreement. The current management agreement runs co-terminus with Terra Fund 5's amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with its terms of our amended and restated operating agreement.

During the years ended December 31, 2019 and 2018, we paid the predecessor to our Manager and our Manager in the aggregate the following fees under the management agreement: $3.7 million and $3.1 million in asset management fee, respectively, $0.9 million and $0.7 million in asset servicing fees, respectively, $2.0 million and $2.5 million in origination fees, respectively; $1.4 million and $1.2 million in disposition and extension fees, respectively, and $4.9 million and $3.7 million of operating expense reimbursements, respectively.

It is anticipated that our Manager will exercise its discretion through our management agreement with our company. The agreements and arrangements, including those relating to compensation, between us and our Manager and its affiliates are not the result of arm’s-length negotiations and may create conflicts between our Manager and its affiliates, on the one hand, and us on the other.

Our Manager and its Affiliates May Compete With Us

Our Manager and its affiliates may engage in real estate-related transactions on their own behalf or on behalf of other entities.

Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, our Manager and affiliates of our Manager are the external managers to Fund 5 International, Terra Fund 6, Terra International, Terra International 3, Terra International Fund 3 REIT, Terra Fund 7 and Terra Property Trust 2, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

Related Party Transactions

Related party transactions are those where we or our Manager on our behalf, transact with affiliated companies, including companies managed by our Manager or its affiliates. Our Manager and its affiliates are permitted to enter into certain transactions and perform certain services for us. Such transactions, or the potential for such transactions, could cause conflicts for our Manager with respect to performing its duties. Related party transactions will not be the result of an arm’s-length negotiation.

Participation Agreements

We have diversified our exposure to loans and borrowers by entering into participation agreements in respect of certain of our loans whereby we transferred a portion of the loans on a pari passu basis to related parties, and to a lesser extent, unrelated parties, with the principal balance of participation obligations totaling $102.6 million as of December 31, 2019. However, we do not have direct liability to a participant under our participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment, except when we enter into participation agreements with certain international vehicles managed by our Manager, as such international vehicles intend to only invest in seasoned mortgage loans, and as a result, they will invest in such participation agreements not less than 90 days after origination of the loans in which event the valuation of the investment and the participation interest are based upon an independent third party valuation. For additional information concerning our participation agreements, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Participation Agreements.”

Allocation of Our Manager’s Time

We rely on our Manager to manage our day-to-day activities and to implement our investment strategy. Our Manager is presently, and plans in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Fund 5 International, Terra Fund 6, Terra International, Terra International 3, Terra International Fund 3 REIT, Terra Fund 7 and Terra Property Trust 2. The employees of our Manager will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

However, we believe that the members of our Manager’s senior management and the other key debt finance professionals performing services for us on behalf of our Manager have sufficient time to fully discharge their responsibilities to us and to the other businesses in which they are involved. We believe that our Manager’s executive officers will devote the time required to manage our business and expect that the amount of time a particular executive officer or affiliate devotes to us will vary during the course of the year and depend on business activities at the given time. We expect that these executive officers and affiliates will generally devote more time to programs raising and investing capital than to programs that have completed their offering stages, though from time to time each program will have its unique demands. Because many of the operational aspects of Terra Capital Partners-sponsored programs are very similar, there are significant efficiencies created by the same team of individuals at our Manager providing services to multiple programs. For example, our Manager has streamlined the structure for financial reporting, internal controls and investment approval processes for the programs.

Competition and Allocation of Investment Opportunities

Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Fund 5 International, Terra Fund 6, Terra International, Terra International 3, Terra International Fund 3 REIT, Terra Fund 7 and Terra Property Trust 2.

Our Manager may determine it appropriate for us and one or more other investment programs managed by our Manager or any of its affiliates to participate in an investment opportunity. To the extent we are able to make co-investments with investment programs managed by our Manager or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating programs. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating programs.

To mitigate these conflicts, our Manager will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.

Receipt of Compensation by Affiliates

The payments to our Manager and certain of its affiliates have not been determined through arm’s-length negotiations, and are payable regardless of our profitability. Our Manager receives fees for their services, including an origination fee, asset management fee, asset servicing fee, disposition fee and transaction break-up fee.

To the extent the terms of the management arrangement with our Manager are amended in the future, including if we enter into a new management agreement with our Manager or its affiliates, the terms of any such arrangement will not have been determined through arm’s-length negotiations and may be payable, in whole or in part, regardless of profitability.

Other Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. In the future, we may enter into additional transactions with our Manager, Terra Capital Partners or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures with our Manager, Terra Capital Partners or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to its other vehicles. Any such transactions will require approval of our Manager. Any such transactions will require approval of a majority of our independent directors.

There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2019 and 2018, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our board of directors currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2020, subject to agreeing on fee estimates for the audit work. Our board of directors reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

The following table displays fees for professional services by KPMG for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Audit Fees	$409,500	$440,000
Audit-Related Fees	50,000	—
Tax Fees	65,800	56,760
All Other Fees	—	—
Total	$525,300	$496,760

Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees.  Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees.  Other fees would include fees for products and services other than the services reported above.

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K:

(1) Financial Statements

The index to our financial statements and schedule is on page F-1 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

None

(3) Exhibits
The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing
2.1
Contribution Agreement by and among Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, the registrant, and Terra Property Trust, Inc., dated January 1, 2016 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

Exhibit No.	Description and Method of Filing
2.2
Amendment No. 1 to the Contribution Agreement by and among Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, the registrant, and Terra Property Trust, Inc., dated December 31, 2016 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

3.1
Amended and Restated Bylaws of Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

3.2
Articles of Amendment and Restatement of Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

3.3
Articles of Supplementary of Terra Property Trust, Inc. Designating 12.5% Services A Redeemable Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

10.1
Amended and Restated Management Agreement between Terra Property Trust, Inc., and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

10.2
Voting Agreement between Terra Property Trust, Inc., Terra REIT Advisors, LLC and Terra Secured Income Fund 5, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

10.3
Uncommitted Master Repurchase and Securities Contract Agreement between Terra Mortgage Capital I, LLC, as Seller, and Goldman Sachs Bank USA, as Buyer, dated December 12, 2018 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

10.4
Guarantee Agreement by Terra Property Trust, Inc. in favor of Goldman Sachs Bank USA, dated December 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

10.5
Amended and Restated Contribution and Repurchase Agreement among Terra International Fund 3, L.P., Terra International Fund 3 REIT, LLC and Terra Property Trust, Inc., dated November 13, 2019 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

21.1 *	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
None.

Terra Property Trust, Inc.

Schedules other than those listed are omitted as they are not applicable for the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Terra Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation and schedule IV - Mortgage Loans on Real Estate as of December 31, 2019 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
New York, New York
February 28, 2020

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$29,609,484	$8,918,704
Restricted cash	18,542,163	17,431,603
Cash held in escrow by lender	2,398,053	2,188,546
Loans held for investment, net	375,462,222	388,243,974
Loans held for investment acquired through participation, net	3,150,546	—
Real estate owned, net (Note 4)
Land, building and building improvements, net	64,751,247	52,926,258
Lease intangible assets, net	12,845,228	15,078,319
Operating lease right-of-use assets	16,112,925	—
Interest receivable	1,876,799	2,915,558
Other assets	2,594,411	3,851,761
Total assets	$527,343,078	$491,554,723
Liabilities and Equity
Liabilities:
Obligations under participation agreements (Note 6)	$103,186,327	$114,298,592
Repurchase agreement payable, net of deferred financing fees	79,608,437	31,514,294
Mortgage loan payable, net of deferred financing fees and other	44,753,633	44,874,688
Interest reserve and other deposits held on investments	18,542,163	17,431,603
Operating lease liabilities	16,112,925	—
Lease intangible liabilities, net (Note 4)	11,424,809	12,019,709
Due to Manager (Note 6)	1,037,168	1,813,506
Interest payable	1,076,231	1,211,742
Accounts payable and accrued expenses	1,749,525	998,444
Unearned income	624,021	1,347,229
Other liabilities	1,684,106	752,557
Total liabilities	279,799,345	226,262,364
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both December 31, 2019 and 2018	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 15,125,681 and 14,912,990 shares issued and outstanding at December 31, 2019 and, 2018, respectively	151,257	149,130
Additional paid-in capital	301,727,297	298,109,424
Accumulated deficit	(54,459,821)	(33,091,195)
Total equity	247,543,733	265,292,359
Total liabilities and equity	$527,343,078	$491,554,723
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Revenues
Interest income	$40,888,079	$42,160,375
Real estate operating revenue	9,806,507	3,724,204
Prepayment fee income	285,838	2,265,201
Other operating income	419,101	218,650
	51,399,525	48,368,430
Operating expenses
Operating expenses reimbursed to Manager	4,875,153	3,684,372
Asset management fee	3,671,474	3,077,442
Asset servicing fee	854,096	716,693
Real estate operating expenses	3,989,911	1,296,983
Depreciation and amortization	3,785,977	1,577,490
Impairment charge	1,550,000	—
Professional fees (1)	3,373,554	891,100
Directors fees	335,000	313,583
Other	172,232	391,539
	22,607,397	11,949,202
Operating income	28,792,128	36,419,228
Other income and expenses
Interest expense from obligations under participation agreements	(11,773,346)	(10,862,646)
Interest expense on repurchase agreement payable	(4,713,440)	(164,776)
Interest expense on mortgage loan payable	(3,093,284)	(2,909,529)
Interest expense on revolving credit facility	(169,283)	—
	(19,749,353)	(13,936,951)
Net income	$9,042,775	$22,482,277
Preferred stock dividend declared	(15,624)	(15,624)
Net income allocable to common stock	$9,027,151	$22,466,653

Earnings per share — basic and diluted	$0.60	$1.51

Weighted-average shares — basic and diluted	14,967,183	14,912,990

Distributions declared per common share	$2.03	$2.19
_______________

(1)
Amount for the year ended December 31, 2019 included $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of the Company’s public offering. In the second quarter of 2019, management decided to postpone indefinitely the Company’s public offering.

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Years Ended December 31, 2019 and 2018

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$265,292,359
Issuance of common stock	—	—	—	212,691	2,127	3,617,873	—	3,620,000
Net income	—	—	—	—	—	—	9,042,775	9,042,775
Distributions declared on common share ($2.03 per share)	—	—	—	—	—	—	(30,395,777)	(30,395,777)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	(15,624)
Balance at December 31, 2019	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$247,543,733

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2018	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(22,873,848)	$275,509,706
Net income	—	—	—	—	—	—	22,482,277	22,482,277
Distributions declared on common share ($2.19 per share)	—	—	—	—	—	—	(32,684,000)	(32,684,000)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	(15,624)
Balance at December 31, 2018	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$265,292,359

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$9,042,775	$22,482,277
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(1,682,721)	(1,826,132)
Depreciation and amortization	3,785,977	1,577,490
Impairment charge	1,550,000	—
Amortization of net purchase premiums on loans	81,642	481,177
Straight-line rent adjustments	(681,920)	(480,848)
Amortization of deferred financing costs	1,993,486	283,660
Amortization of above- and below-market rent intangibles	(446,997)	(186,247)
Amortization and accretion of investment-related fees, net	(85,764)	(165,762)
Amortization of above-market rent ground lease	(130,348)	(54,312)
Changes in operating assets and liabilities:
Interest receivable	575,627	(1,203,112)
Other assets	1,639,202	(2,074,127)
Due to Manager	(213,485)	(169,661)
Unearned income	553,539	66,280
Interest payable	(135,511)	359,803
Accounts payable and accrued expenses	725,749	(185,144)
Other liabilities	931,549	(8,311)
Net cash provided by operating activities	17,502,800	18,897,031
Cash flows from investing activities:
Origination and purchase of loans	(185,327,219)	(232,330,036)
Proceeds from repayments of loans	181,131,959	148,640,590
Capital expenditure on real estate property	(242,071)	(2,272,533)
Cash acquired upon foreclosure of real estate property	—	6,733
Net cash used in investing activities	(4,437,331)	(85,955,246)
Cash flows from financing activities:
Proceeds from borrowings under repurchase agreement	81,134,436	34,200,000
Repayments of borrowings under repurchase agreement	(34,200,000)	—
Repayments of obligations under participation agreements	(46,243,595)	(36,843,329)
Distributions paid	(30,411,401)	(32,699,624)
Proceeds from obligations under participation agreements	34,665,630	74,924,793
Change in interest reserve and other deposits held on investments	1,171,501	318,232
Proceeds from borrowings under revolving credit agreement	16,000,000	—
Repayments of borrowings under revolving credit agreement	(16,000,000)	—
Proceeds from issuance of common stock	3,620,000	—
Payment of financing costs	(405,673)	(2,951,332)
Repayment of mortgage principal	(385,520)	(177,094)
Proceeds from mortgage financing	—	11,177,094
Net cash provided by financing activities	8,945,378	47,948,740
Net increase (decrease) in cash, cash equivalents and restricted cash	22,010,847	(19,109,475)
Cash, cash equivalents and restricted cash at beginning of year	28,538,853	47,648,328
Cash, cash equivalents and restricted cash at end of year (Note 2)	$50,549,700	$28,538,853

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2019	2018
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$17,308,592	$8,793,042
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing Activities:

On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses (Note 4). The following table summarizes the carrying value of the first mortgage and the fair value of asset acquired in the transaction:

Carrying Value of First Mortgage
Loan held for investment	$14,325,000
Interest receivable	439,300
Restricted cash applied against loan principal amount	(60,941)
$14,703,359

Assets Acquired at Fair Value
Land	$14,703,359

On July 30, 2018, the Company foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses (Note 4). The following table summarizes the carrying value of the first mortgage and the fair value of assets acquired and liabilities assumed in the transaction:

Carrying Value of First Mortgage
Loans held for investment	$54,000,000
Interest receivable	1,368,022
Restricted cash	(1,711,530)
53,656,492

Assets Acquired at Fair Value (Excluding Cash)
Real estate owned:
Building and building improvements	43,828,760
In-place lease intangible assets	8,434,405
Above-market rent intangible assets	3,228,746
Below-market rent intangible liabilities	(442,645)
55,049,266
Other assets	126,135
Liabilities Assumed at Fair Value
Accounts payable and accrued expense	(657,022)
Unearned income	(560,548)
Other liabilities	(308,072)
Net assets acquired excluding cash	53,649,759
Cash acquired upon foreclosure of real estate property	$6,733

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2019

Note 1. Business

Terra Property Trust, Inc. (and, together with its consolidated subsidiaries, the “Company” or “Terra Property Trust”) was incorporated under the general corporation laws of the State of Maryland on December 31, 2015. Terra Property Trust is a real estate credit focused company that originates, structures, funds and manages commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. The Company believes these loans are subject to less competition and offer higher risk adjusted returns than larger loans with similar risk/return metrics.

On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016.

The Company has elected to be taxed, and to qualify annually thereafter, as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2016. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. The Company also operates its business in a manner that permits it to maintain its exclusion from registration under the Investment Company Act of 1940, as amended.

The Company’s investment activities were externally managed by Terra Income Advisors, LLC (“Terra Income Advisors”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement, under the oversight of the Company’s board of directors (Note 6). On February 8, 2018, Terra Capital Partners caused a new subsidiary of Terra Capital Partners, Terra REIT Advisors, LLC (“Terra REIT Advisors”), to be admitted as the replacement manager of the Company. As part of the February 8, 2018 transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its external management agreement to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and the Company amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and the Company in effect immediately prior to February 8, 2018, except for the identity of the manager. When used herein the term “Manager” refers to Terra Income Advisors prior to February 8, 2018 and refers to Terra REIT Advisors beginning on February 8, 2018. Additionally, when used herein the term “Management Agreement” refers to the original management agreement prior to February 8, 2018 and refers to the amended and restated management agreement beginning on February 8, 2018. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts and those of its consolidated subsidiaries. The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. All intercompany balances and transactions have been eliminated.

Loans Held for Investment

The Company originates, acquires, and structures real estate-related loans generally to be held to maturity. Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are

Notes to Consolidated Financial Statements

economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at cost less allowance for loan losses.

Allowance for Loan Losses

The Company’s loans are typically collateralized by either the sponsors’ equity interest in the real estate properties or the underlying real estate properties. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations and/or reserve balances are sufficient to cover the debt service requirements currently and into the future; (ii) the ability of the borrower to refinance the loan; and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of the sponsor as well as its competency in managing and operating the real estate property. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, the capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and discussions with market participants.

The Manager performs a quarterly evaluation for possible impairment of the Company’s portfolio of loans. A loan is impaired if it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income.

In conjunction with the quarterly evaluation of loans not considered impaired, the Manager assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

The Company records an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

There may be circumstances where the Company modifies a loan by granting the borrower a concession that it might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDR”s) unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

Real Estate Owned, Net

Real estate acquired is recorded at its estimated fair value at acquisition and is shown net of accumulated depreciation and impairment charges.

Acquisition of properties generally are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs, are accumulated and then allocated to individual assets and liabilities acquired based upon their relative fair value. The Company allocates the purchase price of its real estate acquisitions to land, building, tenant improvements, acquired in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities. The Company amortizes the value allocated to in-place leases over the remaining

Notes to Consolidated Financial Statements

lease term, which is reported in depreciation and amortization expense on its consolidated statements of operations. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Real estate assets are depreciated using the straight-line method over their estimated useful lives: buildings and improvements - not to exceed 40 years, and tenant improvements - shorter of the lease term or life of the asset. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

Management reviews the Company’s real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate assets. If impaired, the real estate asset will be written down to its estimated fair value.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s lease typically does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives if there were any. The Company’s lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective interest method. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Outstanding interest receivable is assessed for recoverability. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.

The Company holds loans in its portfolio that contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.

Real Estate Operating Revenues: Real estate operating revenue is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Lease revenue, or rental income from leases, is recognized on a straight-line basis over the term of the respective leases. Additionally, the Company recorded above- and below-market lease intangibles, which are included in real estate owned, net, in connection with the acquisition of the real estate properties. These intangible assets and liabilities are amortized to lease revenue over the remaining contractual lease term.

Other Revenues: Prepayment fee income is recognized as prepayments occur. All other income is recognized when earned.

Notes to Consolidated Financial Statements

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments, with original maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Restricted cash represents cash held as additional collateral by the Company on behalf of the borrowers related to the investments in loans or preferred equity instruments for the purpose of such borrowers making interest and property-related operating payments. Restricted cash is not available for general corporate purposes. The related liability is recorded in “Interest reserve and other deposits held on investments” on the consolidated balance sheets.

Cash held in escrow by lender represents amounts funded to an escrow account for debt services and tenant improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$29,609,484	$8,918,704
Restricted cash	18,542,163	17,431,603
Cash held in escrow by lender	2,398,053	2,188,546
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$50,549,700	$28,538,853

 Participation Interests

Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. For the investments for which participation has been granted, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes doubtful. See “Obligations under Participation Agreements” in Note 7 for additional information.

Repurchase Agreement

    The Company finances certain of its senior loans through repurchase transactions under a master repurchase agreement. The Company accounts for the repurchase transactions as secured borrowing transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees.

Fair Value Measurements

U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements and mortgage loan payable. Such financial instruments are carried at cost, less impairment.

Deferred Financing Costs

Deferred financing costs represent fees and expenses incurred in connection with obtaining financing for investments. These costs are presented in the consolidated balance sheets as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense on mortgage loan payable in the consolidated statements of operations over the life of the borrowings.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income

Notes to Consolidated Financial Statements

and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates.

As of December 31, 2019, the Company has satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the consolidated financial statements for the year ended months ended December 31, 2019 and 2018.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the year ended months ended December 31, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

The Company has a simple equity capital structure with only common stock and preferred stock outstanding. As a result, earnings per share, as presented, represent both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of gains (losses), income and expenses during the reporting period. Actual results could significantly differ from those estimates. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements is the valuation of loans.

Segment Information

The Company’s primary business is originating, acquiring and structuring real estate-related loans related to high quality commercial real estate. For time to time, the Company may acquire real estate encumbering the senior loans through foreclosure. However, management treats the operations of the real estate acquired through foreclosure as the continuation of the original senior loans. The Company operates in a single segment focused on mezzanine loans, other loans and preferred equity investments, and to a lesser extent, owning and managing real estate.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the model under ASC 840, Leases (“ASC 840”), with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces the sale-leaseback guidance under ASC 840 with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 was effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition approach and chose not to adjust comparable periods (Note 4).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest

Notes to Consolidated Financial Statements

rates and prepayments, amount other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocable elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission (the “SEC”). As such, the Company will adopt this ASU and related amendments on January 1, 2023. Management is currently evaluating the impact of this change will have on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures.

In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule was effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company adopted the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	8	15	23	20	9	29
Principal balance	$70,692,767	$306,695,550	$377,388,317	$163,486,937	$221,554,764	$385,041,701
Carrying value	$71,469,137	$307,143,631	$378,612,768	$164,989,811	$223,254,163	$388,243,974
Fair value	$71,516,432	$307,643,983	$379,160,415	$164,578,464	$223,291,666	$387,870,130
Weighted-average coupon rate	11.93%	9.13%	9.65%	12.54%	11.35%	11.86%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.84	2.05	1.96
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.76% and 2.50% as of December 31, 2019 and 2018, respectively.

(2)
As of December 31, 2019 and 2018, amounts included $114.8 million and $57.3 million, respectively, of senior mortgages used as collateral for $81.1 million and a $34.2 million, respectively, of borrowings under a repurchase agreement (Note 7). These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019 and LIBOR plus 2.5% as of December 31, 2018.

(3)	As of December 31, 2019 and 2018, twelve and eight of these loans, respectively, are subject to a LIBOR floor.

Notes to Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the years ended December 31, 2019 and 2018:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2019	$388,243,974	$—	$388,243,974
New loans made	182,206,332	3,120,887	185,327,219
Principal repayments received	(181,131,959)	—	(181,131,959)
Deed in lieu of foreclosure of collateral (1)	(14,325,000)	—	(14,325,000)
PIK interest (2)	2,476,355	—	2,476,355
Net amortization of premiums on loans	(104,426)	—	(104,426)
Accrual, payment and accretion of investment-related fees, net (3)	(1,903,054)	29,659	(1,873,395)
Balance, December 31, 2019	$375,462,222	$3,150,546	$378,612,768

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2018	$355,289,015	$1,804,715	$357,093,730
New loans made	232,330,036	—	232,330,036
Principal repayments received	(146,840,590)	(1,800,000)	(148,640,590)
Foreclosure of collateral (4)	(54,000,000)	—	(54,000,000)
PIK interest (2)	2,291,260	—	2,291,260
Net amortization of premiums on loans	(713,784)	—	(713,784)
Accrual, payment and accretion of investment-related fees, net	(111,963)	(4,715)	(116,678)
Balance, December 31, 2018	$388,243,974	$—	$388,243,974
_______________

(1)
On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses (Note 4).

(2)
Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $0.8 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.

(3)	Amount included $0.5 million of deferred origination fee that was previously recorded as unearned income.

(4)
On July 30, 2018, the Company foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses (Note 4).

Portfolio Information

The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$178,130,623	$178,203,675	47.1%	$117,094,351	$118,524,986	30.5%
Preferred equity investments	157,144,040	157,737,763	41.6%	174,720,610	175,436,447	45.2%
Mezzanine loans	42,113,654	42,671,330	11.3%	93,226,740	94,282,541	24.3%
Total	$377,388,317	$378,612,768	100.0%	$385,041,701	$388,243,974	100.0%

Notes to Consolidated Financial Statements

	December 31, 2019			December 31, 2018
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$142,055,845	$141,870,355	37.5%	$62,501,150	$62,646,400	16.1%
Multifamily	76,640,369	77,136,016	20.4%	45,256,891	45,622,987	11.8%
Student housing	58,049,717	58,553,496	15.5%	60,343,774	60,967,825	15.7%
Hotel	46,598,011	46,731,939	12.3%	84,318,305	85,516,577	22.0%
Infill land	36,444,375	36,624,375	9.7%	80,444,375	80,899,375	20.9%
Condominium	10,600,000	10,696,587	2.8%	45,177,206	45,590,810	11.7%
Industrial	7,000,000	7,000,000	1.8%	7,000,000	7,000,000	1.8%
Total	$377,388,317	$378,612,768	100.0%	$385,041,701	$388,243,974	100.0%

	December 31, 2019			December 31, 2018
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$150,988,463	$151,108,109	39.9%	$81,317,188	$81,830,030	21.1%
New York	79,734,323	79,896,663	21.1%	119,987,931	120,505,416	31.0%
Georgia	61,772,764	61,957,443	16.4%	27,500,000	27,775,000	7.2%
North Carolina	32,592,767	32,766,311	8.7%	8,548,954	8,609,379	2.2%
Washington	23,500,000	23,661,724	6.2%	23,115,541	23,258,826	6.0%
Illinois	8,004,877	8,071,562	2.1%	17,110,630	17,247,637	4.4%
Massachusetts	7,000,000	7,000,000	1.8%	7,000,000	7,000,000	1.8%
Kansas	6,200,000	6,251,649	1.7%	—	—	—%
Texas	3,500,000	3,531,776	0.9%	3,500,000	3,528,012	0.9%
Florida	—	—	—%	63,519,351	64,553,820	16.6%
Pennsylvania	—	—	—%	14,325,000	14,325,000	3.7%
Ohio	—	—	—%	8,375,000	8,442,060	2.2%
Colorado	—	—	—%	4,027,736	4,068,014	1.0%
Alabama	—	—	—%	3,700,000	3,763,796	1.0%
Other (1)	4,095,123	4,367,531	1.2%	3,014,370	3,336,984	0.9%
Total	$377,388,317	$378,612,768	100.0%	$385,041,701	$388,243,974	100.0%
_______________

(1)
Other includes $1.1 million unused portion of a credit facility at December 31, 2019. Other also includes a $3.0 million loan with collateral located in South Carolina at both December 31, 2019 and 2018.

Loan Risk Rating

As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

Notes to Consolidated Financial Statements

The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	0	$—	$—	—%	0	$—	$—	—%
2	5	50,000,000	50,284,751	13.3%	4	59,500,000	60,012,092	15.5%
3	17	322,648,317	323,588,017	85.4%	23	307,188,965	309,838,868	79.8%
4	0	—	—	—%	0	—	—	—%
5	0	—	—	—%	0	—	—	—%
Other (1)	1	4,740,000	4,740,000	1.3%	2	18,352,736	18,393,014	4.7%
	23	$377,388,317	$378,612,768	100.0%	29	$385,041,701	$388,243,974	100.0%
_______________

(1)
These loans were deemed impaired and removed from the pool of loans on which a general allowance is calculated. As of December 31, 2019 and 2018, no specific reserve for loan losses was recorded on these loans because the fair value of the collateral was greater than carrying value for each loan. The Company expects to recover in full the principal balance of the $4.7 million defaulted senior loan categorized as “Other” above as of December 31, 2019. In January 2019, the Company acquired the collateral of a defaulted $14.3 million senior loan categorized as “Other” above as of December 31, 2018 via deed in lieu of foreclosure (Note 4). As of the date of the deed in lieu of foreclosure, the appraised value of the collateral was greater than the principal amount of the senior loan. On June 30, 2019, the Company recorded an impairment charge of $1.6 million on the collateral in order to reduce the carrying value of the collateral to its estimated fair value, which is the estimated selling price less the cost of sale (Note 4). On April 15, 2019, the second investment categorized as “Other” above as of December 31, 2018 was repaid in full.

As of December 31, 2019 and 2018, the Company did not have any loans with a loan risk rating of “4” and “5”. Therefore, no allowance for loan losses was recorded as of December 31, 2019 and 2018.

The following table presents the activity in the Company’s allowance for loan losses for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Allowance for loan losses, beginning of year	$—	$—
Provision for loan losses	—	375,603
Charge-offs	—	—
Recoveries	—	(375,603)
Allowance for loan losses, end of year	$—	$—

Note 4. Real Estate Owned, Net

Acquisition of Real Estate

2019 —    On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses.

The following table summarizes the carrying value of the first mortgage prior to the deed in lieu of foreclosure on January 9, 2019:

Carrying Value of First Mortgage
Loan held for investment	$14,325,000
Interest receivable	439,300
Restricted cash applied against loan principal amount	(60,941)
$14,703,359

Notes to Consolidated Financial Statements

The table below summarizes the allocation of the estimated fair value of the real estate acquired on January 9, 2019 based on the policy described in Note 2:

Assets Acquired
Real estate owned:
Land	$14,703,359

The Company capitalized transaction costs of approximately $0.2 million to land.

For the years ended December 31, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

2018 —    On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses.

The following table summarizes the carrying value of the first mortgage prior to the foreclosure:

Carrying Value of First Mortgage
Loans held for investment	$54,000,000
Interest receivable	1,368,022
Restricted cash applied against loan principal amount	(1,711,530)
$53,656,492

The table below summarizes the allocation of the estimated fair value of the real estate acquired based on the policy described in Note 2:

Assets Acquired
Cash and cash equivalents	$6,733
Real estate owned:
Building and building improvements (weighted-average life - 40.0 years)	51,308,076
In-place lease intangible assets (weighted-average life - 7.2 years)	15,852,232
Above-market rent intangible assets (weighted-average life - 6.9 years)	156,542
67,316,850
Other assets	126,135
Total assets acquired	67,449,718
Liabilities Assumed
Lease intangible liabilities:
Below-market rent intangible liabilities (weighted-average life - 8.1 years)	(3,371,314)
Above-market ground lease (remaining life - 68.3 years)	(8,896,270)
(12,267,584)
Accounts payable and accrued expense	(657,022)
Unearned income	(560,548)
Other liabilities	(308,072)
Total liabilities assumed	(13,793,226)
Estimated fair value	$53,656,492

The Company capitalized transaction costs of approximately $0.4 million to building and building improvements and reimbursed approximately $1.9 million to tenants for tenant improvements made on the property.

Notes to Consolidated Financial Statements

Real Estate Owned, Net

Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$—	$—	$—
Building and building improvements	51,725,969	(1,831,980)	49,893,989	51,725,969	(538,818)	51,187,151
Tenant improvements	1,854,640	(392,812)	1,461,828	1,854,640	(115,533)	1,739,107
Total real estate	66,976,039	(2,224,792)	64,751,247	53,580,609	(654,351)	52,926,258
Lease intangible assets:
In-place lease	15,852,232	(3,138,675)	12,713,557	15,852,232	(923,139)	14,929,093
Above-market rent	156,542	(24,871)	131,671	156,542	(7,316)	149,226
Total intangible assets	16,008,774	(3,163,546)	12,845,228	16,008,774	(930,455)	15,078,319
Lease intangible liabilities:
Below-market rent	(3,371,314)	658,115	(2,713,199)	(3,371,314)	193,563	(3,177,751)
Above-market ground lease	(8,896,270)	184,660	(8,711,610)	(8,896,270)	54,312	(8,841,958)
Total intangible liabilities	(12,267,584)	842,775	(11,424,809)	(12,267,584)	247,875	(12,019,709)
Total real estate	$70,717,229	$(4,545,563)	$66,171,666	$57,321,799	$(1,336,931)	$55,984,868

Real Estate Operating Revenues and Expenses

The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Real estate operating revenues:
Lease revenue	$7,683,843	$3,200,689
Other operating income	2,122,664	523,515
Total	$9,806,507	$3,724,204

	Year Ended December 31, 2019	Year Ended December 31, 2018
Real estate operating expenses:
Utilities	$191,657	$88,020
Real estate taxes	1,194,192	133,495
Repairs and maintenances	618,755	252,851
Management fees	252,164	95,692
Lease expense, including amortization of above-market ground lease	1,135,096	472,563
Other operating expenses	598,047	254,362
Total	$3,989,911	$1,296,983

Leases

On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses. In connection with the foreclosure, the Company assumed four leases whereby the Company is the lessor to the leases. These four tenant leases had remaining lease terms ranging from 6.3 years to 8.8 years and provide for annual fixed

Notes to Consolidated Financial Statements

rent increase. Three of the tenant leases each provides two options to renew the lease for five years each and the remaining tenant lease provides one option to renew the lease for five years.

In addition, the Company assumed a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 68.3 years and provides for a new base rent every five years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2020. Since future rent increase on the ground lease is unknown, the Company did not include the future rent increase in calculating the present value of future rent payments. The ground lease does not provide for renewal options.

On the date of foreclosure, the Company performed lease classification test on the tenant leases as well as the ground lease in accordance with ASC 840. The result of the lease classification test indicated that the tenant leases and the ground lease shall be classified as operating leases on the date of foreclosure.

On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach and chose not to adjust comparable periods (Note 2). The Company elected to use the package of practical expedients for its existing leases whereby the Company did not need to reassess whether a contract is or contains a lease, lease classification and initial direct costs. As a result, the leases continue to be classified as operating leases under ASC 842, Leases. The adoption of ASU 2016-02 did not have any impact on the tenant leases; however, for the ground lease, the Company recognized $16.1 million of both operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheets. No cumulative effect adjustment was recorded because there was no change to operating lease cost. In addition, as of January 1, 2019, the Company had $0.5 million of unamortized leasing commission (initial direct costs) on the tenant leases. The Company elected to continue to amortize the remaining leasing commission through the end of the lease terms.

Scheduled Future Minimum Rent Income

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2019 are as follows:

Years Ending December 31,	Total
2020	$6,549,761
2021	7,025,413
2022	7,547,261
2023	7,787,842
2024	8,026,942
Thereafter	5,836,010
Total	$42,773,229

Scheduled Annual Net Amortization of Intangibles

Based on the intangible assets and liabilities recorded at December 31, 2019, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2020	$(446,995)	$2,215,536	$(130,348)	$1,638,193
2021	(446,995)	2,215,536	(130,348)	1,638,193
2022	(446,995)	2,215,536	(130,348)	1,638,193
2023	(446,995)	2,215,536	(130,348)	1,638,193
2024	(446,995)	2,215,536	(130,348)	1,638,193
Thereafter	(346,553)	1,635,877	(8,059,870)	(6,770,546)
Total	$(2,581,528)	$12,713,557	$(8,711,610)	$1,420,419
_______________

Notes to Consolidated Financial Statements

(1)
Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

Supplemental balance sheet information related to the ground lease was as follows:

December 31, 2019
Operating lease
Operating lease right-of-use assets	$16,112,925
Operating lease liabilities	$16,112,925

Weighted average remaining lease term — operating lease (years)	66.8

Weighted average discount rate — operating lease	7.9%

The component of lease expense for the ground lease was as follows:

Year Ended December 31, 2019
Operating lease cost	$1,265,445

Supplemental non-cash information related to the ground lease was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,265,445

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,265,445

Maturities of operating lease liabilities were as follows:

Years Ending December 31,	Operating Leases
2020 (Year of rent reset)	$1,264,500
2021	1,264,500
2022	1,264,500
2023	1,264,500
2024	1,264,500
Thereafter	78,135,563
Total lease payments	84,458,063
Less: Imputed interest	(68,345,138)
Total	$16,112,925

Note 5. Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair

Notes to Consolidated Financial Statements

value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

        Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access.

        Level 2 — Pricing inputs are other than quoted prices in active markets, including, but not limited to, quoted prices for similar assets and liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market corroborated inputs.

        Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Financial Instruments Not Carried at Fair Value

As of December 31, 2019 and 2018, the Company has not elected the fair value option for its financial instruments. The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		December 31, 2019			December 31, 2018
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$374,267,430	$375,462,222	$375,956,154	$385,041,701	$388,243,974	$387,870,130
Loans held for investment acquired through participation, net	3	3,120,887	3,150,546	3,204,261	—	—	—
Total loans		$377,388,317	$378,612,768	$379,160,415	$385,041,701	$388,243,974	$387,870,130
Liabilities:
Obligations under participation agreements	3	$102,564,795	$103,186,327	$103,188,783	$113,458,723	$114,298,592	$114,189,654
Mortgage loan payable	3	44,614,480	44,753,633	44,947,378	45,000,000	44,874,688	45,335,775
Repurchase agreement payable	3	81,134,436	79,608,437	81,134,436	34,200,000	31,514,294	34,200,000
Total liabilities		$228,313,711	$227,548,397	$229,270,597	$192,658,723	$190,687,574	$193,725,429

The Company estimated that its other financial assets and liabilities, not included in the table above, had fair values that approximated their carrying values at both December 31, 2019 and 2018 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data

Notes to Consolidated Financial Statements

on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

The Manager designates a valuation committee to oversee the entire valuation process of the Company’s Level 3 loans. The valuation committee is comprised of members of the Manager’s senior management, deal and portfolio management teams, who meet on a quarterly basis, or more frequently as needed, to review the Company investments being valued as well as the inputs used in the proprietary valuation model. Valuations determined by the valuation committee are supported by pertinent data and, in addition to a proprietary valuation model, are based on market data, industry accepted third-party valuation models and discount rates or other methods the valuation committee deems to be appropriate. Because there is no readily available market for these investments, the fair values of these investments are approved in good faith by the Manager pursuant to the Company’s valuation policy.

The fair values of the Company’s mortgage loan payable and repurchase agreement payable debt are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2019 and 2018. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2019	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$375,956,154	Discounted cash flow	Discount rate	4.71%	14.95%	9.77%
Loans held for investment acquired through participation, net	3,204,261	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
Total Level 3 Assets	$379,160,415
Liabilities:
Obligations under Participation Agreements	$103,188,783	Discounted cash flow	Discount rate	9.00%	14.95%	11.99%
Mortgage loan payable	44,947,378	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	81,134,436	Discounted cash flow	Discount rate	4.11%	4.75%	4.33%
Total Level 3 Liabilities	$229,270,597

	Fair Value at December 31, 2018	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$387,870,130	Discounted cash flow	Discount rate	8.17%	16.00%	11.88%
Total Level 3 Assets	$387,870,130
Liabilities:
Obligations under Participation Agreements	$114,189,654	Discounted cash flow	Discount rate	10.52%	14.50%	12.20%
Mortgage loan	45,335,775	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	34,200,000	Discounted cash flow	Discount rate	5.02%	5.02%	5.02%
Total Level 3 Liabilities	$193,725,429

Notes to Consolidated Financial Statements

Note 6. Related Party Transactions

Management Agreement

The Company entered into a Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The Management Agreement runs co-terminus with the amended and restated operating agreement for Terra Fund 5, which is scheduled to terminate on December 31, 2023 unless Terra Fund 5 is dissolved earlier. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Years Ended December 31,
	2019	2018
Origination and extension fee expense (1)	$1,992,492	$2,520,713
Asset management fee	3,671,474	3,077,442
Asset servicing fee	854,096	716,693
Operating expenses reimbursed to Manager	4,875,153	3,684,372
Disposition fee (2)	1,408,055	1,167,941
Total	$12,801,270	$11,167,161
_______________

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Origination and Extension Fee Expense

Pursuant to the Management Agreement, the Manager or its affiliates receives an origination fee in the amount of 1% of the amount used to originate, fund, acquire or structure real estate-related loans, including any third-party expenses related to such loans. In the event that the term of any real estate-related loan held by the Company is extended, the Manager also receives an extension fee equal to the lesser of (i) 1% of the principal amount of the loan being extended or (ii) the amount of fee paid to the Company by the borrower in connection with such extension.

Asset Management Fee

Under the terms of the Management Agreement, the Manager or its affiliates provides the Company with certain investment management services in return for a management fee. The Company pays a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which includes the loan origination price or aggregate gross acquisition price, as defined in the Management Agreement, for each real estate related loan and cash held by the Company.

Asset Servicing Fee

The Manager or its affiliates receives from the Company a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price, as defined in the Management Agreement, for each real estate-related loan held by the Company.

Transaction Breakup Fee

In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2019, the Company has not received any breakup fees.

Notes to Consolidated Financial Statements

Operating Expenses

The Company reimburses the Manager for operating expenses incurred in connection with services provided to the operations of the Company, including the Company’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Disposition and Extension Fee

Pursuant to the Management Agreement, the Manager or its affiliates receives a disposition fee in the amount of 1% of the gross sale price received by the Company from the disposition of any real estate-related loan, or any portion of, or interest in, any real estate-related loan. The disposition fee is paid concurrently with the closing of any such disposition of all or any portion of any real estate-related loan or any interest therein, which is the lesser of (i) 1% of the principal amount of the loan or debt-related loan prior to such transaction or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property equal to 1% of the sales price.

Distributions Paid

For the year ended December 31, 2019, the Company made distributions totaling approximately $30.4 million to Terra Fund 5 and Terra International Fund 3 REIT, LLC (“Terra International Fund 3 REIT”), of which $21.4 million were returns of capital (Note 9). For the year ended December 31, 2018, the Company made distributions totaling approximately $32.7 million to Terra Fund 5, of which $10.2 million were returns of capital (Note 9).

Due to Manager

As of December 31, 2019 and 2018, approximately $1.0 million and $1.8 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Terra International 3

On September 30, 2019, the Company entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra International Fund 3 REIT, a wholly-owned subsidiary of Terra International 3.

Pursuant to this agreement, Terra International 3, through Terra International Fund 3 REIT, contributed cash in the amount of $3.6 million to the Company in exchange for 212,691 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to the Company future cash proceeds, if any, raised from time to time by it, and the Company agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Terra REIT Advisors also serves as adviser to the Terra International 3 and Terra International Fund 3 REIT. In addition, the general partner of Terra International 3 is Terra International Fund 3 GP, LLC, which is an affiliate of Terra Fund Advisors, Terra Fund 5’s manager.

Participation Agreements

In the normal course of business, the Company may enter into participation agreements (“PAs”) with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties (the “Participants”). The purpose of the PAs is to allow the Company and an affiliate to originate a specified loan when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other Participants or it may be a Participant to a loan held by another entity. In addition, the Company sells participation interests to affiliated international funds not less than 90 days after the origination of an investment to allow for greater diversification within the Company’s portfolio as well as sharing investment economics with the affiliate.

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured

Notes to Consolidated Financial Statements

borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in (Note 7).

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of December 31, 2019 and 2018. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	December 31, 2019			December 31, 2018
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	3,120,887	3,150,546	25.00%	—	—
________________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2018, none of the amount was funded. As of December 31, 2019, the unfunded commitment was $1.2 million.

Transfers of Participation Interest by the Company

The following tables summarize the loans that were subject to PAs with affiliated entities as of December 31, 2019 and 2018:

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2019
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$12,932,034	$12,957,731	80.00%	$10,345,627	$10,387,090
2539 Morse, LLC (1)(3)	7,000,000	7,067,422	40.00%	2,800,001	2,825,519
370 Lex Part Deux, LLC (2)(4)	48,349,948	48,425,659	47.00%	22,724,476	22,724,476
Austin H. I. Owner LLC (1)	3,500,000	3,531,776	30.00%	1,050,000	1,059,532
City Gardens 333 LLC (1)(2)(3)(4)	28,049,717	28,056,179	47.00%	13,182,584	13,184,648
High Pointe Mezzanine Investments, LLC (3)	3,000,000	3,263,285	37.20%	1,116,000	1,217,160
NB Private Capital, LLC (1)(2)(3)(4)	20,000,000	20,166,610	72.40%	14,480,392	14,601,021
Orange Grove Property Investors, LLC (2)	10,600,000	10,696,587	80.00%	8,480,000	8,557,205
RS JZ Driggs, LLC (2)	8,200,000	8,286,629	50.00%	4,100,000	4,142,264
SparQ Mezz Borrower, LLC (1)(3)	8,700,000	8,783,139	36.81%	3,202,454	3,231,689
Stonewall Station Mezz LLC (2)	9,792,767	9,875,162	44.00%	4,308,817	4,344,635
The Bristol at Southport, LLC (1)(3)(4)	23,500,000	23,661,724	42.44%	9,974,444	10,043,088
TSG-Parcel 1, LLC (1)(2)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
	$201,624,466	$202,951,903		$102,564,795	$103,186,327

Notes to Consolidated Financial Statements

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2018
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
140 Schermerhorn Street Mezz LLC (1)(2)	$15,000,000	$15,134,200	65.00%	$9,750,000	$9,837,230
221 W. 17th Street Owner, LLC (1)(3)	4,700,000	4,745,513	40.00%	1,880,000	1,898,205
2539 Morse, LLC (1)(3)	7,000,000	7,057,092	40.00%	2,800,001	2,822,838
37 Gables Member LLC (3)	5,750,000	5,804,127	37.20%	2,139,000	2,159,135
370 Lex Part Deux, LLC (2)(4)	43,500,000	43,500,000	47.00%	20,445,000	20,445,000
575 CAD I LLC (1)(3)	14,627,148	14,755,657	30.00%	4,388,154	4,426,708
Austin H. I. Owner LLC (1)	3,500,000	3,528,012	30.00%	1,050,000	1,058,404
City Gardens 333 LLC (2)(4)	20,816,038	20,816,038	34.00%	7,077,453	7,077,453
Greystone Gables Holdings Member LLC (3)	500,000	504,707	37.20%	186,000	187,751
High Pointe Mezzanine Investments, LLC (3)	3,000,000	3,322,499	37.20%	1,116,000	1,239,133
NB Private Capital, LLC (2)(4)	25,500,000	25,704,182	34.90%	8,900,000	8,971,264
OHM Atlanta Owner, LLC (2)(4)	27,500,000	27,775,000	55.10%	15,153,061	15,304,592
Orange Grove Property Investors, LLC (2)	8,350,000	8,414,582	80.00%	6,680,000	6,731,665
RS JZ Driggs, LLC (2)	4,041,350	4,075,613	50.00%	2,020,675	2,037,807
Stonewall Station Mezz LLC (2)	8,548,954	8,609,379	44.00%	3,761,540	3,788,127
The Bristol at Southport, LLC (1)(3)(4)	23,115,541	23,258,826	42.44%	9,811,264	9,872,080
TSG-Parcel 1, LLC (1)(2)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
Windy Hill PV Seven CM, LLC (1)(3)	19,001,150	19,146,400	50.00%	9,500,575	9,573,200
	$252,450,181	$254,331,827		$113,458,723	$114,298,592
________________

(1)	Participant is Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(2)	Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors.

(3)	Participant is Terra Income Fund International, an affiliated fund advised by the Manager.

(4)	Participant is Terra Property Trust 2, Inc., an affiliated fund managed by the Manager.

(5)	Participant is a third-party.

(6)	Amounts transferred may not agree to the proportionate share of the principal balance and fair value due to the rounding of percentage transferred.

These investments are held in the name of the Company, but each of the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon their respective pro rata participation interest in such participated investments, as specified in the respective PA. The Participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the Participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the PAs with these entities, the Company receives and allocates the interest income and other related investment income to the Participants based on their respective pro rata participation interest. The Participants pay related expenses also based on their respective pro rata participation interest (i.e., asset management and asset servicing fees, disposition fees) directly to the Manager.

Co-investment
In January 2018, the Company and Terra Fund 6 co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity of this loan was extended to July 1, 2019. In June 2019, the maturity of this loan was further extended to September 30, 2019. In August 2019, the loan was repaid in full. The Company’s portion of the loan was 52.82%, or $4.7 million and was reflected as loans held for investment on the consolidated balance sheets. The Company’s rights and obligations under the loan pertained to its portion of the loan only.

Notes to Consolidated Financial Statements

Note 7. Debt

Repurchase Agreement

On December 12, 2018, Terra Mortgage Capital I, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement (the “Master Repurchase Agreement”) with Goldman Sachs Bank USA (the “Buyer”). The Master Repurchase Agreement provides for advances of up to $150.0 million in the aggregate, which the Company expects to use to finance certain secured performing commercial real estate loans.

Advances under the Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the Master Repurchase Agreement for a period of one year.

The Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the market value of the assets purchased under the Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit.

In connection with the Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “Guarantee Agreement”), pursuant to which the Company will guarantee the obligations of the Seller under the Master Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Master Repurchase Agreement will not exceed 50% of the then currently outstanding repurchase obligations under the Master Repurchase Agreement.

Under the Master Repurchase Agreement, on the second anniversary of the closing date and on each anniversary thereafter, the Company is required to pay the Buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. The Company currently expects to utilize the Master Repurchase Agreement in the next twelve months so that the actual interest paid will be in excess of $4.2 million.

     The Master Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (iii) tangible net worth at an amount equal to or greater than 75% of the Company’s tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of December 31, 2019 and 2018, the Company is in compliance with these covenants.

In connection with entering into the Master Repurchase Agreement, the Company incurred $2.8 million of deferred financing costs, which are being amortized to interest expense over the term of the facility. As of December 31, 2019 and 2018 , unamortized deferred financing costs were $1.5 million and $2.7 million, respectively.

The following tables present summary information with respect to the Company’s outstanding borrowing under the Master Repurchase Agreement as of December 31, 2019 and 2018:

	December 31, 2019
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	4.3%	$81,134,436	$68,865,564	1.55 years

	December 31, 2018
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	5.0%	$34,200,000	$115,800,000	2.00 years
_______________

Notes to Consolidated Financial Statements

(1)	Amount is calculated using LIBOR of 1.76% and 2.50% as of December 31, 2019 and 2018, respectively.

(2)
The weighted average term is determined based on the current maturity of the corresponding loan. Each transaction under the facility has its own specific term. The Company may extend the maturity date of the Master Repurchase Agreement for a period of one year, subject to satisfaction of certain conditions.

The following tables present detailed information with respect to each borrowing under the Master Repurchase Agreement as of December 31, 2019 and 2018:

	December 31, 2019
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,891,149	$22,906,207	2/15/2019	$17,100,000	LIBOR+2.25% (LIBOR floor of 2.49%)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	38,464,429	38,510,650	38,655,000	3/7/2019	24,040,268	LIBOR+2.35%
AGRE DCP Palm Springs, LLC	30,184,357	30,174,455	30,326,076	12/23/2019	22,638,268	LIBOR+2.50% (LIBOR floor of 1.8%)
MSC Fields Peachtree Retreat, LLC	23,308,335	23,446,793	23,418,996	3/25/2019	17,355,900	LIBOR+2.25% (LIBOR floor of 2.00%)
	$114,757,121	$115,023,047	$115,306,279		$81,134,436

	December 31, 2018
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
CGI 1100 Biscayne Management LLC	$57,269,351	$58,244,986	$58,286,097	12/12/2018	$34,200,000	LIBOR+2.50%

For the year ended December 31, 2019, the Company borrowed $81.1 million under the Master Repurchase Agreement for the financing of four first mortgages. The borrowings bear interest at an annual rate of LIBOR plus an index ranging from 2.25% to 2.50%.

For the year ended December 31, 2019, the Company repaid $34.2 million of borrowings under the Master Repurchase Agreement using proceeds from the repayment of a first mortgage. The borrowings had an annual interest rate of LIBOR plus 2.50%.

Revolving Credit Facility

On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. Each loan made under the Revolving Credit Facility shall be in a minimum aggregate principal amount of the lesser of $1.0 million or the then unused amount under the facility and cannot be more than $25.0 million in the aggregate with respect to each asset purchased with the proceeds from the Revolving Credit Facility. The Revolving Credit Facility matures on June 20, 2020. In connection with obtaining the Revolving Credit Facility, the Company incurred deferred financing costs of $0.3 million, which are being amortized to interest expense over the term of the facility. As of December 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility requires the Company to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. Additionally, the Revolving Credit Facility requires Terra LOC Portfolio I, LLC to maintain a tangible net worth of at least $100.0 million. As of December 31, 2019, both the Company and Terra LOC Portfolio I, LLC are in compliance with these covenants.

Notes to Consolidated Financial Statements

For the year ended December 31, 2019, the Company borrowed $16.0 million under the Revolving Credit Facility for the funding commitment of two first mortgages, all of which was repaid in the same period. The borrowing had an annual interest rate of prime rate plus 1%.

Mortgage Loan Payable

As of December 31, 2019, the Company had a $45.0 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure (Note 4). The following table presents certain information about the mortgage loan payable as of December 31, 2019 and 2018:

				December 31, 2019		December 31, 2018
Lender	Current Interest Rate	Maturity Date (1)	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2020	$44,614,480	$44,753,633	$52,776,236	$44,874,688	$55,984,868
_______________

(1)	The Company has an option to extend the maturity of the mortgage loan payable by two years subject to certain conditions provided in the credit and security agreement.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the five calendar years following December 31, 2019 are as follows:

Years Ending December 31,	Total
2020	$125,748,916
2021	—
2022	—
2023	—
2024	—
125,748,916
Unamortized deferred financing costs	(1,386,846)
Total	$124,362,070

At December 31, 2018, the unamortized deferred financing costs were $2.8 million.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires participation interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2019 and 2018, obligations under participation agreements had a carrying value of approximately $103.2 million and $114.3 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $203.0 million and $254.3 million, respectively, (see “Participation Agreements” in Note 6). The weighted-average interest rate on the obligations under participation agreements was approximately 11.8% and 12.2% as of December 31, 2019 and 2018, respectively.

Note 8. Commitments and Contingencies

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $116.7 million and $21.3 million as of December 31, 2019 and 2018, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans and proceeds from the Revolving Credit Facility.

Notes to Consolidated Financial Statements

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s commitments to the Manager.

Note 9. Equity

Earnings Per Share

The following table presents earnings per share for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net income	$9,042,775	$22,482,277
Preferred stock dividend declared	(15,624)	(15,624)
Net income allocable to common stock	$9,027,151	$22,466,653
Weighted-average shares outstanding - basic and diluted	14,967,183	14,912,990
Earnings per share - basic and diluted	$0.60	$1.51

Preferred Stock Classes

Preferred Stock

The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2019 and 2018, there were no Preferred Stock issued or outstanding.

Series A Preferred Stock

On November 30, 2016, the Company’s board of directors classified and designated 125 shares of preferred stock as a separate class of preferred stock to be known as the 12.5% Series A Redeemable Cumulative Preferred Stock, $1,000 liquidation value per share (“Series A Preferred Stock”). In December 2016, the Company sold 125 shares of the Series A Preferred Stock for $125,000. The Series A Preferred Stock pays dividends at an annual rate of 12.5% of the liquidation preference. These dividends are cumulative and payable semi-annually in arrears on June 30 and December 31 of each year.

The Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, rank senior to common stock. The Company, at its option, may redeem the shares, with written notice, at a redemption price of $1,000 per share, plus any accrued unpaid distribution through the date of the redemption. The Series A Preferred Stock carries a redemption premium of $50 per share if redeemed prior to January 1, 2019. The Series A Preferred Stock generally has no voting rights. However, the Series A Preferred Stock holders’ voting is required if (i) authorization or issuance of any securities senior to the Series A Preferred Stock; (ii) an amendment to the Company’s charter that has a material adverse effect on the rights and preference of the Series A Preferred Stock; and (iii) any reclassification of the Series A Preferred Stock.

Common Stock

On September 30, 2019, the Company issued 212,691 shares of its common stock to Terra International Fund 3 REIT, an affiliate managed by the Manager, at a price of $17.02 per share for total proceeds of $3.6 million. As of December 31, 2019, the

Notes to Consolidated Financial Statements

Company had 15,125,681 shares of common stock issued and outstanding, of which Terra Fund 5 owned 14,912,990 shares, or 98.6%, and Terra International Fund 3 REIT owned 212,691 shares, or 1.4%.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors as its board of directors deems relevant.

For the year ended December 31, 2019, the Company made distributions totaling approximately $30.4 million to Terra Fund 5 and Terra International Fund 3 REIT, of which $21.4 million were returns of capital. For the year ended December 31, 2018, the Company made distributions totaling approximately $32.7 million to Terra Fund 5, of which $10.2 million were returns of capital. Additionally, for both the years ended December 31, 2019 and 2018, the Company made distributions to preferred stockholders of $15,624.

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2019 and 2018, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Distributions Paid
	Years Ended December 31,
	2019	2018
Ordinary income	$0.78	$1.54
Return of capital	1.25	0.65
	$2.03	$2.19

Note 10. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On February 27, 2020, the board of directors of the Company approved the potential acquisition by the Company of Terra Property Trust 2, Inc. (“TPT2”). As of December 31, 2019, TPT2’s assets consisted of approximately $17.5 million of participation interests in loans also held by the Company and approximately $17.6 million in cash. The transaction, if consummated, is expected to be structured as a merger pursuant to which TPT2 will be merged with and into the Company, with the Company continuing as the surviving company (the “Merger”). In connection with the Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the Merger is expected to be converted into the right to receive from the Company a number of shares of common stock, par value $0.01 per share, of the Company equal to an exchange ratio, which is expected to be 1.20. The exchange ratio will be based on the relative net asset values of the Company and TPT2. As a result, Terra Secured Income Fund 7, LLC, the sole stockholder of TPT2, is expected to receive approximately 2,110,102 shares of common stock of the Company as consideration in the Merger. In addition, each issued and outstanding share of TPT2’s 12.5% Series A Redeemable Cumulative Preferred Stock will be converted into the right to receive approximately $1,026 in cash. In connection with the Merger, the size of the board of directors of the Company is expected to be reduced from eight directors to four directors, with Andrew M. Axelrod, Vikram S. Uppal, Roger H. Beless and Michael L. Evans continuing as directors of the Company. The consummation of the Merger is subject to the execution by the parties of a definitive agreement and certain other conditions, and there can be no assurance that the transaction will be completed.
In addition, on February 27, 2020, the board of directors of the Company approved the potential acquisition by the Company of approximately $32.0 million of participation interests in loans also held by the Company and approximately $9.2 million in cash (collectively, the “Assets”) from Terra International Fund 3 REIT, all of which will be acquired from Terra Secured Income Fund 5 International and Terra Income Fund International. If the transaction is consummated, the Company expects to issue to Terra International Fund 3 REIT approximately 2,481,020 shares of common stock of the Company at a price per share equal to $16.58 in exchange for the Assets. The shares of common stock will be issued in a private placement in reliance on Section 4(a)

Notes to Consolidated Financial Statements

(2) under the Securities Act, as amended, and the rules and regulations promulgated thereunder. The consummation of the transaction is subject to the execution by the parties of a definitive agreement and certain other conditions, and there can be no assurance that the transaction will be completed.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2019

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Decrease in Net Investment (1)	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Office building in Santa Monica, CA	$44,614,480	$—	$51,308,076	$2,272,533	$—	$—	$53,580,609	$53,580,609	$2,224,792	2002-2004	July 30, 2018	40 years
Land in Conshohocken, PA	—	14,703,359	—	242,071	(1,550,000)	13,395,430	—	13,395,430	—	N/A	January 9, 2019	N/A
	$44,614,480	$14,703,359	$51,308,076	$2,514,604	$(1,550,000)	$13,395,430	$53,580,609	$66,976,039	$2,224,792
___________________________

(1)
For the years ended December 31, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

At December 31, 2019, the aggregate cost of real estate for federal income tax purposes was $57.3 million.

The changes in total real estate assets and accumulated depreciation for the year ended December 31, 2019 are as follows:

	Real Estate Asset		Accumulated Depreciation
	Years Ended December 31, 2019		Years Ended December 31, 2019
Balance, beginning of year	$53,580,609	Balance, beginning of year	$654,351
Acquisition through foreclosure	14,703,359	Depreciation for the year	1,570,441
Improvements	242,071	Balance, end of year	$2,224,792
Impairment charge	(1,550,000)
Balance, end of year	$66,976,039

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2019

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Mezzanine Loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	9/6/2027	Interest Only	$—	$7,000,000	$7,000,000
2539 Morse, LLC (3)(4)(5)	US - CA	Student Housing	11.0%	11/1/2022	Interest Only	—	7,000,000	7,067,422
Austin H. I. Owner LLC (3)(5)	US - TX	Hotel	12.5%	10/6/2020	Interest Only	—	3,500,000	3,531,776
High Pointe Mezzanine Investments, LLC (4)(5)	US - SC	Student housing	13.0%	1/6/2024	Interest Only	—	3,000,000	3,263,285
LD Milipitas Mezz, LLC (8)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	6/27/2023	Interest Only	—	3,120,887	3,150,546
SparQ Mezz Borrower, LLC (3)(4)(5)	US - CA	Multifamily	12.0%	10/1/2022	Interest Only	—	8,700,000	8,783,139
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	5/31/2023	Interest Only	—	9,792,767	9,875,162
							42,113,654	42,671,330
First Mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	3/5/2022	Interest Only	—	12,932,034	12,957,731
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5%	3/10/2024	Interest Only	—	38,464,429	38,510,650
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	3/1/2024	Interest Only	—	22,800,000	22,891,149
AGRE DCP Palm Springs, LLC (10)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	1/1/2025	Interest Only	—	30,184,357	30,174,455
MSC Fields Peachtree Retreat, LLC (10)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	4/1/2024	Interest Only	—	23,308,335	23,446,793
Patrick Henry Recovery Acquisition, LLC	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	12/1/2024	Interest Only	—	18,000,000	18,037,329
REEC 286 Lenox LLC	US - NY	Office	LIBOR + 2.95%	9/22/2019	Interest Only	—	4,740,000	4,740,000
TSG-Parcel 1, LLC (3)(5)(6)	US - CA	Land	LIBOR + 10.0% (2.0% Floor)	3/31/2020	Interest Only	—	18,000,000	18,180,000
Windy Hill PV Five CM, LLC	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	9/20/2023	Interest Only	—	9,701,468	9,265,568
							178,130,623	178,203,675

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate (Continued)
As of December 31, 2019

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	1/9/2025	Interest Only	—	48,349,948	48,425,659
City Gardens 333 LLC (3)(4)(5)(6)(7)	US - CA	Student Housing	LIBOR + 9.95% (2.0% Floor)	4/1/2023	Interest Only	—	28,049,717	28,056,179
NB Private Capital, LLC (3)(4)(5)(6)(7)	Various	Student Housing	LIBOR +10.5% (3.5% Floor)	4/16/2022	Interest Only	—	20,000,000	20,166,610
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	6/1/2022	Interest Only	—	10,600,000	10,696,587
REEC Harlem Holdings Company LLC	US - NY	Land	LIBOR + 12.5%	3/9/2025	Interest Only	—	18,444,375	18,444,375
RS JZ Driggs, LLC (5)(6)	US - NY	Multifamily	12.3%	8/1/2021	Interest Only	—	8,200,000	8,286,629
The Bristol at Southport, LLC (3)(4)(5)(7)	US - WA	Multifamily	12.0%	9/22/2022	Interest Only	—	23,500,000	23,661,724
						—	157,144,040	157,737,763
Total investments						$—	$377,388,317	$378,612,768

___________________________

(1)	All of the Company’s loans have a prepayment penalty provision.

(2)	Maximum maturity date assumes all extension options are exercised.

(3)	The Company sold a portion of its interest in this loan through a participation agreement to Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager (Note 6).

(4)	The Company sold a portion of its interest in this loan through a participation agreement to Terra Income Fund International, an affiliated fund advised by the Manager (Note 6).

(5)
The loan participations from the Company do not qualify for sale accounting under ASC 860 and therefore, the gross amount of these loans remain in Schedule IV. See “Obligations under Participation Agreements” in Note 7 and “Transfers of Participation Interest by the Company” in Note 6 in the accompanying notes to the consolidated financial statements.

(6)
The Company sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Terra Income Advisors, an affiliate of the Company’s sponsor and Manager (Note 6).

(7)	The Company sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by a subsidiary of the Manager (Note 6).

(8)
On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of December 31, 2019, the unfunded commitment was $1.1 million.

(9)	The Company sold a portion of its interest in this loan to a third-party through a participation agreement (Note 6).

(10)	These loans were used as collateral for $81.1 million borrowing under a repurchase agreement (Note 7).

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2019

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2019
Balance, beginning of year	$388,243,974
Additions during period:
New mortgage loans	185,327,219
PIK interest	2,476,355
Reversal of provision for loan losses	—
Deductions during the period:
Collections of principals	(181,131,959)
Accrual, payment and accretion of exit fees, net	(1,873,395)
Amortization of premium	(104,426)
Foreclosure or deed in lieu of collateral (1)	(14,325,000)
Balance, end of year	$378,612,768
_______________

(1)
On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew M. Axelrod	Chairman of the Board	February 28, 2020
Andrew M. Axelrod

/s/ Bruce D. Batkin	Vice Chairman of the Board	February 28, 2020
Bruce D. Batkin

/s/ Vikram S. Uppal	Director and, Chief Executive Officer	February 28, 2020
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 28, 2020
Gregory M. Pinkus

/s/ Jeffrey M. Altman	Director	February 28, 2020
Jeffrey M. Altman

/s/ Roger H. Beless	Director	February 28, 2020
roger H. Beless

/s/ Michael L. Evans	Director	February 28, 2020
Michael L. Evans

/s/ Spencer E. Goldenberg	Director	February 28, 2020
Spencer E. Goldenberg

/s/ John S. Gregorits	Director	February 28, 2020
John S. Gregorits