Form 10-Q
period 2020-03-31
Terra Property Trust, Inc.
filed 2020-05-15
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2020, the registrant had 19,700,151 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$82,163,055	$29,609,484
Restricted cash	16,255,423	18,542,163
Cash held in escrow by lender	2,062,941	2,398,053
Marketable securities	3,490,394	—
Loans held for investment, net	398,931,946	375,462,222
Loans held for investment acquired through participation, net	4,037,567	3,150,546
Real estate owned, net (Note 5)
Land, building and building improvements, net	64,358,637	64,751,247
Lease intangible assets, net	12,286,955	12,845,228
Operating lease right-of-use assets	16,111,217	16,112,925
Interest receivable	2,253,718	1,876,799
Other assets	2,535,476	2,594,411
Total assets	$604,487,329	$527,343,078
Liabilities and Equity
Liabilities:
Obligations under participation agreements (Note 7)	$67,670,405	$103,186,327
Repurchase agreement payable, net of deferred financing fees	91,352,312	79,608,437
Mortgage loan payable, net of deferred financing fees and other	44,687,123	44,753,633
Revolving credit facility payable, net of deferred financing fees	34,930,844	—
Interest reserve and other deposits held on investments	16,255,423	18,542,163
Operating lease liabilities	16,111,217	16,112,925
Lease intangible liabilities, net (Note 5)	11,276,085	11,424,809
Due to Manager (Note 7)	1,359,132	1,037,168
Interest payable	933,011	1,076,231
Accounts payable and accrued expenses	2,563,299	1,749,525
Unearned income	587,535	624,021
Distributions payable	3,906	—
Other liabilities	1,906,300	1,684,106
Total liabilities	289,636,592	279,799,345
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both March 31, 2020 and December 31, 2019	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,700,151 and 15,125,681 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	197,002	151,257
Additional paid-in capital	377,061,545	301,727,297
Accumulated deficit	(62,716,835)	(54,459,821)
Accumulated other comprehensive income	184,025	—
Total equity	314,850,737	247,543,733
Total liabilities and equity	$604,487,329	$527,343,078
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Interest income	$9,651,865	$10,208,964
Real estate operating revenue	2,313,051	2,321,238
Prepayment fee income	—	98,775
Other operating income	112,655	108,957
	12,077,571	12,737,934
Operating expenses
Operating expenses reimbursed to Manager	1,367,189	1,115,204
Asset management fee	1,029,533	880,355
Asset servicing fee	234,208	204,477
Provision for loan losses	1,144,994	—
Real estate operating expenses	944,518	755,855
Depreciation and amortization	946,494	946,494
Professional fees	294,761	172,786
Directors fees	83,750	83,750
Other	64,949	17,584
	6,110,396	4,176,505
Operating income	5,967,175	8,561,429
Other income and expenses
Interest expense from obligations under participation agreements	(2,600,758)	(2,924,310)
Interest expense on repurchase agreement payable	(1,551,270)	(933,973)
Interest expense on mortgage loan payable	(750,636)	(780,271)
Interest expense on revolving credit facility	(174,989)	—
Net loss on extinguishment of obligations under participation agreements	(319,453)	—
Realized gains on marketable securities	8,894	—
	(5,388,212)	(4,638,554)
Net income	$578,963	$3,922,875
Preferred stock dividend declared	(3,906)	(3,906)
Net income allocable to common stock	$575,057	$3,918,969

Earnings per share — basic and diluted	$0.03	$0.26

Weighted-average shares — basic and diluted	16,707,279	14,912,990

Distributions declared per common share	$0.53	$0.51

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Comprehensive income, net of tax
Net income	$578,963	$3,922,875
Other comprehensive income
Net unrealized gains on marketable securities	192,919	—
Reclassification of net realized gains on marketable securities into earnings	(8,894)	—
	184,025	—
Total comprehensive income	$762,988	$3,922,875
Preferred stock dividend declared	(3,906)	(3,906)
Comprehensive income attributable to common shares	$759,082	$3,918,969

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Distributions declared on common share ($0.53 per share)	—	—	—	—	—	—	(8,832,071)	—	(8,832,071)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	578,963	—	578,963
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(8,894)	(8,894)
Balance at March 31, 2020	$—	125	$125,000	19,700,151	$197,002	$377,061,545	$(62,716,835)	$184,025	$314,850,737

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2020 and 2019 (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$—	$265,292,359
Distributions declared on common share ($0.51 per share)	—	—	—	—	—	—	(7,556,413)	—	(7,556,413)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	3,922,875	—	3,922,875
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(36,728,639)	$—	$261,654,915

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$578,963	$3,922,875
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(80,116)	(657,700)
Depreciation and amortization	946,494	946,494
Provision for loan losses	1,144,994	—
Amortization of net purchase premiums on loans	11,112	12,654
Straight-line rent adjustments	(334,452)	(121,395)
Amortization of deferred financing costs	551,226	419,173
Net loss on extinguishment of obligations under participation agreements	319,453	—
Amortization of above- and below-market rent intangibles	(111,748)	(111,750)
Amortization and accretion of investment-related fees, net	(4,140)	(105,567)
Amortization of above-market rent ground lease	(32,587)	(32,587)
Changes in operating assets and liabilities:
Interest receivable	(376,919)	(109,029)
Other assets	(9,093)	155,815
Due to Manager	22,520	(57,782)
Unearned income	(167,104)	563,412
Interest payable	(143,220)	(93,939)
Accounts payable and accrued expenses	839,938	(489,766)
Other liabilities	222,194	(89,376)
Net cash provided by operating activities	3,377,515	4,151,532
Cash flows from investing activities:
Origination and purchase of loans	(38,376,448)	(70,813,882)
Proceeds from repayments of loans	13,371,565	60,319,802
Purchase of marketable securities	(3,354,442)	—
Proceeds from sale of marketable securities	48,073	—
Capital expenditures on real estate	—	(242,071)
Net cash used in investing activities	(28,311,252)	(10,736,151)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	35,000,000	—
Proceeds from borrowings under repurchase agreement	14,807,834	45,347,521
Proceeds from issuance of common stock in the Merger	16,897,074	—
Proceeds from issuance of common stock to TIF3 REIT	8,600,000	—
Distributions paid	(8,832,071)	(7,556,413)
Proceeds from obligations under participation agreements	14,291,899	5,716,927
Repayment of borrowings under repurchase agreement	(3,395,740)	—
Change in interest reserve and other deposits held on investments	(2,286,740)	(2,250,093)
Repayment of mortgage principal	(132,625)	—
Payment of financing costs	(84,175)	(226,738)
Repayments of obligations under participation agreements	—	(24,903,061)
Net cash provided by financing activities	74,865,456	16,128,143
Net increase in cash, cash equivalents and restricted cash	49,931,719	9,543,524
Cash, cash equivalents and restricted cash at beginning of period	50,549,700	28,538,853
Cash, cash equivalents and restricted cash at end of period (Note 2)	$100,481,419	$38,082,377

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$4,459,761	$1,701,039

Supplemental Non-Cash Financing Activities:

Merger

On February 28, 2020, Terra Property Trust, Inc. (the “Company”) entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Terra Property Trust 2, Inc. (“TPT2”) and Terra Secured Income Fund 7, LLC (“Terra Fund 7”), the sole stockholder of TPT2, pursuant to which, effective March 1, 2020, TPT2 was merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). In connection with the Merger, the Company issued 2,116,785.76 shares of common stock, par value $0.01 per share, were issued to Terra Fund 7 (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Merger:

Total Consideration
Equity issued in the Merger	$34,630,615
Proceeds from equity issued in the Merger	16,897,074
$17,733,541
Net assets exchanged
Settlement of obligations under participation agreements	$17,688,741
Interest receivable	134,543
Other assets	18,384
Accounts payable and accrued expenses	(57,433)
Due to Manager	(50,694)
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to TIF3 REIT

In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra International Fund 3 REIT, LLC (“TIF3 REIT”) and Terra Income Fund International, and another by and among the Company, TIF3 REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to TIF3 REIT”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to TIF3 REIT:

Total Consideration
Equity issued to TIF3 REIT	$40,749,378
Proceeds from equity issued to TIF3 REIT	8,600,000
$32,149,378
Net Assets exchanged
Settlement of obligations under participation agreements	$32,112,257
Interest receivable	270,947
Due to Manager	(233,826)
Net assets acquired excluding cash and cash equivalents	$32,149,378

For the three months ended March 31, 2020, the Company declared distributions of $3,906 on its 12.5% Series A Cumulative Non-Voting Preferred Stock to be paid in June 2020.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental Non-Cash Investing Activities    `:

Deed in Lieu of Foreclosure

On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses (Note 5). The following table summarizes the carrying value of the first mortgage and the fair value of asset acquired in the transaction:

Carrying Value of First Mortgage
Loan held for investment	$14,325,000
Interest receivable	439,300
Restricted cash applied against loan principal amount	(60,941)
$14,703,359

Assets Acquired at Fair Value
Land	$14,703,359

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

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

On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. Following the completion of the transactions, as of March 31, 2020, Terra JV, LLC (“Terra JV”) held 86.4% of the issued and outstanding shares of the Company's common stock with the remainder held by TIF3 REIT (Note 3).

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

The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC, pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (Note 7). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts and those of its consolidated subsidiaries. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. All intercompany balances and transactions have been eliminated.

Loans Held for Investment

The Company originates, acquires, and structures real estate-related loans generally to be held to maturity. Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at cost less allowance for loan losses.

Notes to Unaudited Consolidated Financial Statements

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

Marketable Securities

The Company from time to time invests in short term debt and equity securities. These securities are classified as available-for-sale and are carried at fair value. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income or loss until they are realized.

Real Estate Owned, Net

Real estate acquired is recorded at its estimated fair value at acquisition and is shown net of accumulated depreciation and impairment charges.

Acquisition of properties generally are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs, are accumulated and then allocated to individual assets and liabilities acquired based upon their relative fair value. The Company allocates the purchase price of its real estate acquisitions to land, building,

Notes to Unaudited Consolidated Financial Statements

tenant improvements, acquired in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities. The Company amortizes the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on its consolidated statements of operations. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s lease typically does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made in advance and excludes lease incentives if there were any. The Company’s lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Real Estate Operating Revenues: Real estate operating revenue is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rent increases and expense reimbursements to be paid in monthly installments. Lease revenue, or rental income from leases, is recognized on a straight-line basis over the term of the respective leases. Additionally, the Company recorded above- and below-market lease intangibles, which are included in real estate owned, net, in connection with the acquisition of the real estate properties. These intangible assets and liabilities are amortized to lease revenue over the remaining contractual lease term.

Other Revenues: Prepayment fee income is recognized as prepayments occur. All other income is recognized when earned.

Notes to Unaudited Consolidated Financial Statements

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$82,163,055	$20,738,351
Restricted cash	16,255,423	15,120,570
Cash held in escrow by lender	2,062,941	2,223,456
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$100,481,419	$38,082,377

 Participation Interests

Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. For the investments for which participation has been granted, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes doubtful. See “Obligations under Participation Agreements” in Note 8 for additional information.

Repurchase Agreement

    The Company finances certain of its senior loans through repurchase transactions under a master repurchase agreement. The Company accounts for the repurchase transactions as secured borrowing transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees.

Fair Value Measurements

U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment. Marketable securities are financial instruments that are reported at fair value.

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

Notes to Unaudited Consolidated Financial Statements

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates.

As of March 31, 2020, the Company has satisfied all the requirements for a REIT and accordingly, no provision for federal income taxes has been included in the consolidated financial statements for the three months ended March 31, 2020 and 2019.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Segment Information

The Company’s primary business is originating, acquiring and structuring real estate-related loans related to high quality commercial real estate. From time to time, the Company may acquire real estate encumbering the senior loans through foreclosure. However, management treats the operations of the real estate acquired through foreclosure as the continuation of the original senior loans. The Company operates in a single segment focused on mezzanine loans, other loans and preferred equity investments, and to a lesser extent, owning and managing real estate.

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. As such, the Company will adopt this ASU and related amendments on January 1, 2023. Management is currently evaluating the impact this change will have on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and disclosures.

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The provisions of optional relief include: (i) contract modifications - account for the modification as a continuation of the existing contract without additional analysis; (ii) hedging accounting - continue hedge accounting when certain critical terms of a hedging relationship change; and (iii) held-to-maturity (HTM) debt securities - one-time sale and/or transfer to available for sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Companies can apply the amendments in ASU 2020-04 immediately. However, ASU 2020-04 will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of the reference rate reform and ASU 2020-04 on its consolidated financial statements and disclosures.

Note 3. Merger and Issuance of Common Stock to TIF3 REIT

Merger

On February 28, 2020, the Company entered into the Merger Agreement pursuant to which TPT2 was merged with and into the Company, with the Company continuing as the surviving corporation, effective March 1, 2020. In connection with the Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company a number of shares of common stock, par value $0.01 per share, of the Company equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative net asset values of the Company and TPT2 as of December 31, 2019 as adjusted to reflect changes in the net working capital of each of the Company and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the Merger. For purposes of determining the respective fair values of the Company and TPT2, the value of the loans (or participation interests therein) held by each of the Company and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of the Company as of and for the year ended December 31, 2019. As a result, Terra Fund 7, the sole stockholder of TPT2, received 2,116,785.76 shares of common stock of the Company as consideration in the Merger. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder.

Notes to Unaudited Consolidated Financial Statements

The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Merger:

Total Consideration
Equity issued in the Merger	$34,630,615
$34,630,615

Net Assets of TPT2 Received in the Merger
Loans held for investment acquired through participation	$17,688,741
Cash and cash equivalents	16,897,074
Interest receivable	134,543
Other assets	18,384
Accounts payable and accrued expenses	(57,433)
Due to Manager	(50,694)
Total identifiable net assets	$34,630,615
The fair value of the 2,116,785.76 shares of the Company’s stock issued in the Merger as consideration paid for TPT2 was derived from the fair value per share of the Company as of December 31, 2019 as adjusted to reflect the change in the net working capital of the Company during the period from January 1, 2020 through March 1, 2020, the effective time of the Merger.
In connection with the Merger, the size of the board of directors of the Company was reduced from eight directors to four directors, with Andrew M. Axelrod, Vikram S. Uppal, Roger H. Beless and Michael L. Evans continuing as directors of the Company.
Issuance of Common Stock to TIF3 REIT
In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, TIF3 REIT and Terra Income Fund International, and another by and among the Company, TIF3 REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued 2,457,684.59 shares of common stock of the Company to TIF3 REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by the Company, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
The fair value of the 2,457,684.59 shares of the Company’s stock issued in the transaction as consideration paid for TIF3 REIT was derived from the fair value per share of the Company as of December 31, 2019, which was the most recently determined fair value per share of the Company.
The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to TIF3 REIT:

Total Consideration
Equity issued to TIF3 REIT	$40,749,378
$40,749,378
Net Assets of TIF3 REIT Received
Investments through participation interest, at fair value	$32,112,257
Cash and cash equivalents	8,600,000
Interest receivable	270,947
Due to Manager	(233,826)
Total identifiable net assets	$40,749,378

Notes to Unaudited Consolidated Financial Statements

Terra JV, LLC

Prior to the completion of the Merger and the Issuance of Common Stock to TIF3 REIT transactions described above, Terra Fund 5 owned approximately 98.6% of the issued and outstanding shares of the Company’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which Terra Fund 5 was the sole managing member, and the remaining issued and outstanding shares of the Company’s common stock were owned by TIF3 REIT.

As described above, the Company acquired TPT2 in the Merger and, in connection with such transaction, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the amended and restated operating agreement of Terra JV, dated March 2, 2020 (the “JV Agreement”). The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company.

On March 2, 2020, the Company, Terra Fund 5, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which Terra Fund 5 assigned its rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains the external manager of the Company, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of the Company and, until Terra JV no longer holds at least 10% of the outstanding shares of the Company’s common stock, Terra JV will have the right to nominate one individual to serve as a director of the Company.

Following the completion of the transactions described above, as of March 31, 2020, Terra JV owns 86.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Net Loss on Extinguishment of Obligations Under Participation Agreements

As discussed in Note 7, in the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The obligations under participation agreements were released as a result of the Merger and the Issuance of Common Stock to TIF3 REIT. In connection with these transactions, the Company recognized a net loss of $0.3 million, which was primarily transaction costs incurred in connection with both transactions.
Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	8	14	22	8	15	23
Principal balance	$81,751,847	$320,935,591	$402,687,438	$70,692,767	$306,695,550	$377,388,317
Carrying value	$82,483,887	$320,485,626	$402,969,513	$71,469,137	$307,143,631	$378,612,768
Fair value	$82,249,333	$317,360,045	$399,609,378	$71,516,432	$307,643,983	$379,160,415
Weighted-average coupon rate	12.76%	8.50%	9.36%	11.93%	9.13%	9.65%
Weighted-average remaining term (years)	1.76	2.05	1.99	2.28	2.09	2.13
_______________

(1)	These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively.

(2)
As of March 31, 2020 and December 31, 2019, amounts included $136.1 million and $114.8 million, respectively, of senior mortgages used as collateral for $92.5 million and $81.1 million, respectively, of borrowings under a repurchase agreement (Note 8). These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of March 31, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.

(3)	As of both March 31, 2020 and December 31, 2019, twelve of these loans are subject to a LIBOR floor.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the three months ended March 31, 2020 and 2019:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	37,504,601	871,847	38,376,448
Principal repayments received	(13,371,565)	—	(13,371,565)
PIK interest (1)	294,237	—	294,237
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees and other, net	202,793	15,174	217,967
Provision for loan losses	(1,144,994)	—	(1,144,994)
Balance, March 31, 2020	$398,931,946	$4,037,567	$402,969,513

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2019	$388,243,974	$—	$388,243,974
New loans made	70,813,882	—	70,813,882
Principal repayments received	(60,319,802)	—	(60,319,802)
Foreclosure of collateral (2)	(14,325,000)	—	(14,325,000)
PIK interest (1)	852,968	—	852,968
Net amortization of premiums on loans	(18,350)	—	(18,350)
Accrual, payment and accretion of investment-related fees, net	(651,089)	—	(651,089)
Balance, March 31, 2019	$384,596,583	$—	$384,596,583
_______________

(1)
Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $0.2 million for both the three months ended March 31, 2020 and 2019.

(2)
On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses (Note 5).

Notes to Unaudited Consolidated Financial Statements

Portfolio Information

The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$208,956,222	$209,289,995	51.9%	$178,130,623	$178,203,675	47.1%
Preferred equity investments	157,686,635	158,285,097	39.3%	157,144,040	157,737,763	41.6%
Mezzanine loans	36,044,581	36,539,415	9.1%	42,113,654	42,671,330	11.3%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$402,687,438	$402,969,513	100.0%	$377,388,317	$378,612,768	100.0%

	March 31, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$143,941,260	$143,879,383	35.7%	$142,055,845	$141,870,355	37.5%
Multifamily	83,318,419	83,907,425	20.8%	76,640,369	77,136,016	20.4%
Student housing	75,155,569	75,608,070	18.8%	58,049,717	58,553,496	15.5%
Hotel	47,859,380	48,029,027	11.9%	46,598,011	46,731,939	12.3%
Infill land	34,812,810	34,992,810	8.7%	36,444,375	36,624,375	9.7%
Condominium	10,600,000	10,697,792	2.7%	10,600,000	10,696,587	2.8%
Industrial	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$402,687,438	$402,969,513	100.0%	$377,388,317	$378,612,768	100.0%

	March 31, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$178,222,394	$178,498,419	44.3%	$150,988,463	$151,108,109	39.9%
New York	74,681,066	74,830,437	18.6%	79,734,323	79,896,663	21.1%
Georgia	64,832,131	65,075,669	16.1%	61,772,764	61,957,443	16.4%
North Carolina	32,651,847	32,829,933	8.1%	32,592,767	32,766,311	8.7%
Washington	23,500,000	23,666,693	5.9%	23,500,000	23,661,724	6.2%
Illinois	4,004,877	4,039,438	1.0%	8,004,877	8,071,562	2.1%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Kansas	6,200,000	6,253,504	1.6%	6,200,000	6,251,649	1.7%
Texas	3,500,000	3,532,794	0.9%	3,500,000	3,531,776	0.9%
Other (1)	8,095,123	8,387,620	2.1%	4,095,123	4,367,531	1.2%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$402,687,438	$402,969,513	100.0%	$377,388,317	$378,612,768	100.0%
_______________

(1)
Other includes $5.1 million and $1.1 million of unused portion of a credit facility at March 31, 2020 and December 31, 2019, respectively. Other also includes a $3.0 million loan with collateral located in South Carolina at both March 31, 2020 and December 31, 2019.

Notes to Unaudited Consolidated Financial Statements

Loan Risk Rating

As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	0	$—	$—	—%	0	$—	$—	—%
2	2	25,000,000	25,180,000	6.2%	5	50,000,000	50,284,751	13.3%
3	15	294,854,525	295,669,585	73.2%	17	322,648,317	323,588,017	85.4%
4 (1)	3	76,332,913	76,483,600	18.9%	0	—	—	—%
5	0	—	—	—%	0	—	—	—%
Other (2)	2	6,500,000	6,781,322	1.7%	1	4,740,000	4,740,000	1.3%
	22	$402,687,438	404,114,507	100.0%	23	$377,388,317	378,612,768	100.0%
Allowance for loan losses			(1,144,994)				—
Total, net of allowance for loan losses			$402,969,513				$378,612,768
_______________

(1)
The increase in number of loans with a loan risk rating of “4” was due to the higher risk in loans collateralized by hospitality and select other asset classes that are particularly negatively impacted by the COVID-19 pandemic.

(2)
These loans were deemed impaired and removed from the pool of loans on which a general allowance is calculated. As of March 31, 2020 and December 31, 2019, no specific reserve for loan losses was recorded on these loans because the fair value of the collateral was greater than carrying value for each loan. The Company entered into forbearance agreement with the borrower for the two loans categorized as “other” above as of March 31, 2020. The Company expects to recover in full the principal balance of these two loans. In March 2020, the loan categorized as “other” above as of December 31, 2019 was repaid in full.

As of March 31, 2020, the Company had three loans with a loan risk rating of “4” and recorded a general allowance for loan losses of $1.1 million

The following table presents the activity in the Company’s allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Allowance for loan losses, beginning of period	$—	$—
Provision for loan losses	1,144,994	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$1,144,994	$—

The allowance for loan losses reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of COVID-19.

Notes to Unaudited Consolidated Financial Statements

Note 5. Real Estate Owned, Net

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

Real Estate Owned, Net

Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(2,155,271)	49,570,698	51,725,969	(1,831,980)	49,893,989
Tenant improvements	1,854,640	(462,131)	1,392,509	1,854,640	(392,812)	1,461,828
Total real estate	66,976,039	(2,617,402)	64,358,637	66,976,039	(2,224,792)	64,751,247
Lease intangible assets:
In-place lease	15,852,232	(3,692,559)	12,159,673	15,852,232	(3,138,675)	12,713,557
Above-market rent	156,542	(29,260)	127,282	156,542	(24,871)	131,671
Total intangible assets	16,008,774	(3,721,819)	12,286,955	16,008,774	(3,163,546)	12,845,228
Lease intangible liabilities:
Below-market rent	(3,371,314)	774,252	(2,597,062)	(3,371,314)	658,115	(2,713,199)
Above-market ground lease	(8,896,270)	217,247	(8,679,023)	(8,896,270)	184,660	(8,711,610)
Total intangible liabilities	(12,267,584)	991,499	(11,276,085)	(12,267,584)	842,775	(11,424,809)
Total real estate	$70,717,229	$(5,347,722)	$65,369,507	$70,717,229	$(4,545,563)	$66,171,666

Notes to Unaudited Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Real estate operating revenues:
Lease revenue	$1,922,128	$1,922,538
Other operating income	390,923	398,700
Total	$2,313,051	$2,321,238
Real estate operating expenses:
Utilities	$39,022	$33,762
Real estate taxes	232,875	80,360
Repairs and maintenances	237,132	209,843
Management fees	56,701	61,349
Lease expense, including amortization of above-market ground lease	283,538	283,538
Other operating expenses	95,250	87,003
Total	$944,518	$755,855

Leases

On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses. In connection with the foreclosure, the Company assumed four leases whereby the Company is the lessor to the leases. These four tenant leases had remaining lease terms ranging from 6.3 years to 8.8 years as of July 30, 2018 and provide for annual fixed rent increase. Three of the tenant leases each provides two options to renew the lease for five years each and the remaining tenant lease provides one option to renew the lease for five years.

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

Notes to Unaudited Consolidated Financial Statements

Scheduled Future Minimum Rent Income

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at March 31, 2020 are as follows:

Years Ending December 31,	Total
2020 (April 1 through December 31)	$5,060,780
2021	7,025,413
2022	7,547,261
2023	7,787,842
2024	8,026,942
Thereafter	5,836,010
Total	$41,284,248

Scheduled Annual Net Amortization of Intangibles

Based on the intangible assets and liabilities recorded at March 31, 2020, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2020 (April 1 through December 31)	$(335,247)	$1,661,652	$(97,761)	$1,228,644
2021	(446,995)	2,215,536	(130,348)	1,638,193
2022	(446,995)	2,215,536	(130,348)	1,638,193
2023	(446,995)	2,215,536	(130,348)	1,638,193
2024	(446,995)	2,215,536	(130,348)	1,638,193
Thereafter	(346,553)	1,635,877	(8,059,870)	(6,770,546)
Total	$(2,469,780)	$12,159,673	$(8,679,023)	$1,010,870
_______________

(1)
Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

Supplemental balance sheet information related to the ground lease was as follows:

March 31, 2020
Operating lease
Operating lease right-of-use assets	$16,111,217
Operating lease liabilities	$16,111,217

Weighted average remaining lease term — operating lease (years)	66.6

Weighted average discount rate — operating lease	7.9%

The component of lease expense for the ground lease was as follows:

Three Months Ended March 31, 2020
Operating lease cost	$316,125

Notes to Unaudited Consolidated Financial Statements

Supplemental non-cash information related to the ground lease was as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316,125

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$316,125

Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2020 (April 1 through December 31) (Year of rent reset)	$948,375
2021	1,264,500
2022	1,264,500
2023	1,264,500
2024	1,264,500
Thereafter	78,135,563
Total lease payments	84,141,938
Less: Imputed interest	(68,030,721)
Total	$16,111,217

Note 6. Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

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

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2020 and December 31, 2019, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment. Marketable securities are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

In March 2020, the Company invested $3.4 million in short-term debt and equity securities. These securities are comprised of preferred stock and bonds. The Company classified these short-term marketable securities as available-for-sale securities, which are presented at fair value on the consolidated balance sheet with the change in fair value reported in other comprehensive income until the securities are realized.

The following tables present fair value measurements of marketable securities, by major class, as of March 31, 2020, according to the fair value hierarchy:

	March 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Preferred stock	$1,028,189	$—	$—	$1,028,189
Bonds	—	2,462,205	—	2,462,205
Total	$1,028,189	$2,462,205	$—	$3,490,394

The following table presents the activities of the marketable securities for the periods presented.

	Three Months Ended March 31,
	2020	2019
Beginning balance	$—	$—
Purchases	3,354,442	—
Proceeds from sale	(48,073)	—
Net unrealized gains on marketable securities	192,919	—
Reclassification of realized gains (2)	(8,894)	—
Ending balance	$3,490,394	$—
_______________

(1)	Amount is presented as Net unrealized gains on marketable securities on the consolidated statements of comprehensive income.

(2)	Amount is presented as realized gains on marketable securities on the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		March 31, 2020			December 31, 2019
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$398,694,704	$400,076,940	$395,581,145	$374,267,430	$375,462,222	$375,956,154
Loans held for investment acquired through participation, net	3	3,992,734	4,037,567	4,028,233	3,120,887	3,150,546	3,204,261
Allowance for loan losses		—	(1,144,994)	—	—	—	—
Total loans		$402,687,438	$402,969,513	$399,609,378	$377,388,317	$378,612,768	$379,160,415
Liabilities:
Obligations under participation agreements	3	$67,624,467	$67,670,405	$59,524,887	$102,564,795	$103,186,327	$103,188,783
Mortgage loan payable	3	44,481,855	44,687,123	44,813,764	44,614,480	44,753,633	44,947,378
Repurchase agreement payable	3	92,546,529	91,352,312	92,546,529	81,134,436	79,608,437	81,134,436
Revolving credit facility payable	3	35,000,000	34,930,844	35,000,000	—	—	—
Total liabilities		$239,652,851	$238,640,684	$231,885,180	$228,313,711	$227,548,397	$229,270,597

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2020 and December 31, 2019 due to their short-term nature.

Valuation Process for Fair Value Measurement

The fair value of the Company’s investment in preferred stock is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy. The fair value of the Company’s investment in bonds is determined based on a matrix which takes the following factors into consideration: structured product markets, interest rate movements, trends, spreads, new issue information and other pertinent data to produce price evaluations that are designed to represent closing market bids or means for the current day. Valuation of bonds falls within Level 2 of the fair value hierarchy.

Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

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

Notes to Unaudited Consolidated Financial Statements

The fair values of the Company’s mortgage loan payable, repurchase agreement payable and revolving credit facility payable are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2020	Primary Valuation Technique	Unobservable Inputs	March 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$395,581,145	Discounted cash flow	Discount rate	4.45%	19.25%	11.03%
Loans held for investment acquired through participation, net	4,028,233	Discounted cash flow	Discount rate	13.15%	13.15%	13.15%
Total Level 3 Assets	$399,609,378
Liabilities:
Obligations under Participation Agreements	$59,524,887	Discounted cash flow	Discount rate	9.86%	19.25%	13.23%
Mortgage loan payable	44,813,764	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	92,546,529	Discounted cash flow	Discount rate	3.34%	4.77%	4.00%
Revolving credit facility payable	35,000,000	Discounted cash flow	Discount rate	6.00%	6.00%	6.00%
Total Level 3 Liabilities	$231,885,180

	Fair Value at December 31, 2019	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$375,956,154	Discounted cash flow	Discount rate	4.71%	14.95%	9.77%
Loans held for investment acquired through participation, net	3,204,261	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
Total Level 3 Assets	$379,160,415
Liabilities:
Obligations under Participation Agreements	$103,188,783	Discounted cash flow	Discount rate	9.00%	14.95%	11.99%
Mortgage loan	44,947,378	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	81,134,436	Discounted cash flow	Discount rate	4.11%	4.75%	4.33%
Total Level 3 Liabilities	$229,270,597

Note 7. Related Party Transactions

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

	Three Months Ended March 31,
	2020	2019
Origination and extension fee expense (1)	$437,617	$683,172
Asset management fee	1,029,533	880,355
Asset servicing fee	234,208	204,477
Operating expenses reimbursed to Manager	1,367,189	1,115,204
Disposition fee (2)	75,520	469,933
Total	$3,144,067	$3,353,141
_______________

Notes to Unaudited Consolidated Financial Statements

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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

Transaction Breakup Fee

In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2020, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended March 31, 2020, the Company made distributions to Terra Fund 5, Terra JV and TIF3 REIT in the aggregate of $8.8 million, of which $8.3 million were returns of capital (Note 10). For the three months ended March 31, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million, of which $3.6 million were returns of capital (Note 10).

Notes to Unaudited Consolidated Financial Statements

Due to Manager

As of March 31, 2020 and December 31, 2019, approximately $1.4 million and $1.0 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to TIF3 REIT

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, TIF3 REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. Following the completion of the transactions described above, as of March 31, 2020, Terra JV owns 86.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Terra International 3

On September 30, 2019, the Company entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and TIF3 REIT, a wholly-owned subsidiary of Terra International 3.

Pursuant to this agreement, Terra International 3, through TIF3 REIT, contributed cash in the amount of $3.6 million to the Company in exchange for 212,691 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to the Company future cash proceeds, if any, raised from time to time by it, and the Company agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

Under Cayman securities law, when there is a change in the terms of the offering, previously admitted partners have rights to rescind their subscription. On September 24, 2019, Terra International 3 amended its private placement memorandum to change its term from finite life to perpetual life with limited opportunity for liquidity, as well as to change the selling commission structure and to provide for a dividend reinvestment plan. As a result of the change in the terms of the offering, as of today, Terra International 3 received requests to rescind all of the units of its limited partnership interest at a price of $50,000 per unit. Terra International 3 expects to honor all the requests. As a result of the rescission requests, TIF3 REIT redeemed the previously purchased of 212,691 shares of the Company’s common stock on April 29, 2020.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in (Note 7).

Notes to Unaudited Consolidated Financial Statements

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of March 31, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	March 31, 2020			December 31, 2019
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	3,992,734	4,037,567	25.00%	3,120,887	3,150,546
________________

(1)
On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of March 31, 2020, the unfunded commitment was $0.3 million.

Transfers of Participation Interest by the Company

The following tables summarize the loans that were subject to PAs with affiliated entities as of March 31, 2020 and December 31, 2019:

			Transfers Treated as Obligations Under Participation Agreements as of March 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$19,610,084	$19,728,938	80.00%	$15,688,067	$15,752,112
370 Lex Part Deux, LLC (2)	49,668,256	49,734,503	35.00%	17,383,890	17,383,890
City Gardens 333 LLC (2)	28,905,569	28,917,582	14.00%	4,046,781	4,048,428
NB Private Capital, LLC (2)	20,000,000	20,172,593	16.67%	3,333,333	3,362,098
Orange Grove Property Investors, LLC (2)	10,600,000	10,697,792	80.00%	8,480,000	8,558,182
RS JZ Driggs, LLC (2)	8,200,000	8,283,124	50.00%	4,100,000	4,140,330
Stonewall Station Mezz LLC (2)	9,851,847	9,936,287	44.00%	4,334,813	4,371,496
TSG-Parcel 1, LLC (2)	18,000,000	18,180,000	11.11%	2,000,000	2,020,000
Windy Hill PV Five CM, LLC (5)	11,949,208	11,581,850	69.11%	8,257,583	8,033,869
	$176,784,964	$177,232,669		$67,624,467	$67,670,405

Notes to Unaudited Consolidated Financial Statements

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2019
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$12,932,034	$12,957,731	80.00%	$10,345,627	$10,387,090
2539 Morse, LLC (1)(3)(7)	7,000,000	7,067,422	40.00%	2,800,001	2,825,519
370 Lex Part Deux, LLC (2)(4)(7)	48,349,948	48,425,659	47.00%	22,724,476	22,724,476
Austin H. I. Owner LLC (1)(7)	3,500,000	3,531,776	30.00%	1,050,000	1,059,532
City Gardens 333 LLC (1)(2)(3)(4)(7)	28,049,717	28,056,179	47.00%	13,182,584	13,184,648
High Pointe Mezzanine Investments, LLC (3)(7)	3,000,000	3,263,285	37.20%	1,116,000	1,217,160
NB Private Capital, LLC (1)(2)(3)(4)(7)	20,000,000	20,166,610	72.40%	14,480,392	14,601,021
Orange Grove Property Investors, LLC (2)	10,600,000	10,696,587	80.00%	8,480,000	8,557,205
RS JZ Driggs, LLC (2)	8,200,000	8,286,629	50.00%	4,100,000	4,142,264
SparQ Mezz Borrower, LLC (1)(3)(7)	8,700,000	8,783,139	36.81%	3,202,454	3,231,689
Stonewall Station Mezz LLC (2)	9,792,767	9,875,162	44.00%	4,308,817	4,344,635
The Bristol at Southport, LLC (1)(3)(4)(7)	23,500,000	23,661,724	42.44%	9,974,444	10,043,088
TSG-Parcel 1, LLC (1)(2)(7)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
	$201,624,466	$202,951,903		$102,564,795	$103,186,327
________________

(1)	Participant is Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(2)	Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors.

(3)	Participant is Terra Income Fund International, an affiliated fund advised by the Manager.

(4)	Participant is TPT2, an affiliated fund managed by the Manager.

(5)	Participant is a third-party.

(6)	Amounts transferred may not agree to the proportionate share of the principal balance and fair value due to the rounding of percentage transferred.

(7)
As discussed in Note 3, in March 2020, the Company settled an aggregate of $49.8 million of participation interests in loans held by the Company with TPT2 and TIF3 REIT, which TIF3 REIT received from Terra Secured Income Fund 5 International and Terra Income Fund International. In connection with the Merger and the Issuance of Common Stock to TIF3 REIT, the related participation obligations were settled.

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
Note 8. Debt

Repurchase Agreement

On December 12, 2018, Terra Mortgage Capital I, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement (the “Master Repurchase Agreement”) with Goldman

Notes to Unaudited Consolidated Financial Statements

Sachs Bank USA (the “Buyer”). The Master Repurchase Agreement provides for advances of up to $150.0 million in the aggregate, which the Company expects to use to finance certain secured performing commercial real estate loans.

Advances under the Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and have a maturity date of December 12, 2020. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the Master Repurchase Agreement for a period of one year.

The Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the market value of the assets purchased under the Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the three months ended March 31, 2020, the Company received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the Master Repurchase Agreement.

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

Under the Master Repurchase Agreement, on the second anniversary of the closing date and on each anniversary thereafter, the Company is required to pay the Buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. The Company currently expects the actual interest paid in calendar year 2020 on borrowings under the Master Repurchase Agreement to be less than $4.2 million. As a result, the Company accrued approximately $0.1 million for the three months ended March 31, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

     The Master Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (iii) tangible net worth at an amount equal to or greater than 75% of the Company’s tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of March 31, 2020 and December 31, 2019, the Company is in compliance with these covenants.

In connection with entering into the Master Repurchase Agreement, the Company incurred $2.8 million of deferred financing costs, which are being amortized to interest expense over the term of the facility. As of March 31, 2020 and December 31, 2019, unamortized deferred financing costs were $1.2 million and $1.5 million, respectively.

The following tables present summary information with respect to the Company’s outstanding borrowing under the Master Repurchase Agreement as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	4.0%	$92,546,530	$57,453,470	1.47 years

	December 31, 2019
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	4.3%	$81,134,436	$68,865,564	1.55 years
_______________

(1)	Amount is calculated using LIBOR of 0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

(2)
The weighted average term is determined based on the current maturity of the corresponding loan. Each transaction under the facility has its own specific term. The Company may extend the maturity date of the Master Repurchase Agreement for a period of one year, subject to satisfaction of certain conditions.

The following tables present detailed information with respect to each borrowing under the Master Repurchase Agreement as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,893,646	$22,862,074	2/15/2019	$17,100,000	LIBOR+2.25% (LIBOR floor of 2.52%)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	41,523,796	41,631,238	41,676,800	3/7/2019	24,448,102	LIBOR+2.35%
AGRE DCP Palm Springs, LLC	30,514,799	30,522,379	30,551,440	12/23/2019	19,242,528	LIBOR+2.50% (LIBOR floor of 1.8%)
MSC Fields Peachtree Retreat, LLC	23,308,335	23,444,431	22,886,081	3/25/2019	17,355,900	LIBOR+2.25% (LIBOR floor of 2.00%)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,038,146	17,773,917	1/6/2020	14,400,000	LIBOR + 2.00% (1.5% Floor)
	$136,146,930	$136,529,840	$135,750,312		$92,546,530

	December 31, 2019
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,891,149	$22,906,207	2/15/2019	$17,100,000	LIBOR+2.25% (LIBOR floor of 2.49%)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	38,464,429	38,510,650	38,655,000	3/7/2019	24,040,268	LIBOR+2.35%
AGRE DCP Palm Springs, LLC	30,184,357	30,174,455	30,326,076	12/23/2019	22,638,268	LIBOR+2.50% (LIBOR floor of 1.8%)
MSC Fields Peachtree Retreat, LLC	23,308,335	23,446,793	23,418,996	3/25/2019	17,355,900	LIBOR+2.25% (LIBOR floor of 2.00%)
	$114,757,121	$115,023,047	$115,306,279		$81,134,436

For the three months ended March 31, 2020 and 2019, the Company borrowed $14.8 million and $3.4 million under the Master Repurchase Agreement, respectively, for the financing of new and follow-on investments.

For the three months ended March 31, 2020, the Company made a repayment of $3.4 million as a result of a margin call described above. For the three months ended March 31, 2019, there was no repayment on borrowings under the Master Repurchase Agreement.

Revolving Credit Facility

On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. Each loan made under the Revolving Credit Facility shall be in a minimum aggregate principal amount of the lesser of $1.0 million or the then unused amount under the facility and cannot be more than $25.0 million in the aggregate with respect to

Notes to Unaudited Consolidated Financial Statements

each asset purchased with the proceeds from the Revolving Credit Facility. The Revolving Credit Facility matures on June 20, 2020. In connection with obtaining the Revolving Credit Facility, the Company incurred deferred financing costs of $0.3 million, which are being amortized to interest expense over the term of the facility. As of March 31, 2020, the amount outstanding under the Revolving Credit Facility was $35.0 million.

The Revolving Credit Facility requires the Company to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. Additionally, the Revolving Credit Facility requires Terra LOC Portfolio I, LLC to maintain a tangible net worth of at least $100.0 million. As of March 31, 2020 and December 31, 2019, both the Company and Terra LOC Portfolio I, LLC are in compliance with these covenants.

For the three months ended March 31, 2020, the Company borrowed $35.0 million under the Revolving Credit Facility.

Mortgage Loan Payable

As of March 31, 2020, the Company had a $44.5 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of March 31, 2020 and December 31, 2019:

				March 31, 2020		December 31, 2019
Lender	Current Interest Rate	Maturity Date (1)	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2020	$44,481,855	$44,687,123	$51,974,077	$44,753,633	$52,776,236
_______________

(1)	The Company has an option to extend the maturity of the mortgage loan payable by two years subject to certain conditions provided in the credit and security agreement.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the five calendar years following March 31, 2020 are as follows:

Years Ending December 31,	Total
2020 (April 1 through December 31)	$172,028,385
2021	—
2022	—
2023	—
2024	—
172,028,385
Unamortized deferred financing costs	(1,058,106)
Total	$170,970,279

At March 31, 2020 and December 31, 2019, the unamortized deferred financing costs were $1.1 million and $1.4 million, respectively.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires participation interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of March 31, 2020 and December 31, 2019, obligations under participation agreements had a carrying value of approximately $67.7 million and $103.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $177.2 million and $203.0 million, respectively, (see “Participation Agreements” in Note 7). The weighted-average interest rate on the obligations under participation agreements was approximately 10.8% and 11.8% as of March 31, 2020 and December 31, 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

Note 9. Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $107.0 million and $116.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans and proceeds from the Revolving Credit Facility.

Other

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

See Note 7 for a discussion of the Company’s commitments to the Manager.

Note 10. Equity

Preferred Stock Classes

Preferred Stock

The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2020 and December 31, 2019, there were no Preferred Stock issued or outstanding.

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

Notes to Unaudited Consolidated Financial Statements

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of March 31, 2020, Terra JV owns 86.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

On September 30, 2019, the Company issued 212,691 shares of its common stock to TIF3 REIT at a price of $17.02 per share for total proceeds of $3.6 million. On April 29, 2020, the Company repurchased the 212,691 shares it previously sold to TIF3 REIT (Note 7).

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

For the three months ended March 31, 2020, the Company made distributions to Terra Fund 5, Terra JV and TIF3 REIT in the aggregate of $8.8 million, of which $8.3 million were returns of capital. For the three months ended March 31, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million, of which $3.6 million were returns of capital. Additionally, for both the three months ended March 31, 2020 and 2019, the Company made distributions to preferred stockholders of $3,906.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Property Trust, Inc. (and, together with its consolidated subsidiaries, the “Company” or “Terra Property Trust”).

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our expected financial performance, operating results and our ability to make distributions to our stockholders in the future;

•
the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•	the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•	changes in our investment objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our loans;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”);Terra International Fund 3, L.P. (“Terra International 3”); Terra International Fund 3 REIT, LLC (“TIF3 REIT”); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

•	our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•
liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of our shares of common stock on a national securities exchange, and the timing of any such transactions;

•
actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•	the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and in “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

As of March 31, 2020, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 22 investments in 10 states with an aggregate net principal balance of $335.1 million, a weighted average coupon rate of 9.1%, a weighted average loan-to-value ratio of 81.4% and a weighted average remaining term to maturity of 2.1 years.

Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 22 markets across 10 states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

We were incorporated under the general corporation laws of the State of Maryland on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes (the “REIT formation transaction”). Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC and Terra Fund 5 to us in exchange for all of the shares of common stock of our company.

On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into us and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to TIF3 REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock To TIF3 REIT”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. Following the completion of these transactions, as of March 31, 2020, Terra JV held 86.5% of the issued and outstanding shares of our common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and TIF7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

While we believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic, we are in the early stages of assessing its full impact on the commercial real estate market. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	14	22	9	22
Principal balance	$81,751,847	$320,935,591	$402,687,438	$67,624,467	$335,062,971
Amortized cost	82,483,887	320,485,626	402,969,513	67,670,405	335,299,108
Fair value	82,249,333	317,360,045	399,609,378	66,902,089	332,707,289
Weighted average coupon rate	12.76%	8.50%	9.36%	10.81%	9.07%
Weighted-average remaining term (years)	1.76	2.05	1.99	1.55	2.08

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.99% and 1.76% as of March 31, 2020 and December 31, 2019.

(2)
As of March 31, 2020 and December 31, 2019, amounts included $136.1 million and $114.8 million, respectively, of senior mortgages used as collateral for $92.5 million and $81.1 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of March 31, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.

(3)	As of both March 31, 2020 and December 31, 2019, twelve of these loans are subject to a LIBOR floor.

In addition to our net loan portfolio, as of March 31, 2020 and December 31, 2019, we own 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $65.4 million and $66.2 million as of March 31, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.5 million and $44.6 million as of March 31, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

For the three months ended March 31, 2020 and 2019, we invested $9.3 million and $19.7 million in new and add-on loans, respectively, and had $10.0 million and $35.4 million of repayments, respectively, resulting in net repayments of $0.7 million and $15.7 million, respectively. Amounts are net of obligations under participation agreements, borrowings under the master repurchase agreement and proceeds from partial sale of a loan.

In addition, in March 2020, we issued 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that we owned, cash of $25.5 million and other working capital. In connection with the Merger and Issuance of Common Stock to TIF3 REIT, the related participation obligations were settled.

In January 2019, we acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the release of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	March 31, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$183,010,572	$183,484,014	54.7%	$160,984,996	$160,948,585	58.4%
Preferred equity investments	120,342,631	120,792,169	36.0%	84,202,144	84,485,061	30.7%
Mezzanine loans	31,709,768	32,167,919	9.6%	29,636,382	29,992,795	10.9%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$335,062,971	$335,299,108	100.0%	$274,823,522	$275,426,441	100.0%

	March 31, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$118,299,787	$118,461,624	35.3%	$119,331,369	$119,145,879	43.3%
Student housing	67,775,455	68,197,544	20.4%	26,470,740	26,725,148	9.7%
Multifamily	63,530,352	64,014,983	19.1%	49,017,844	49,331,885	17.9%
Hotel	43,524,567	43,657,531	13.0%	41,239,194	41,327,772	15.0%
Infill land	32,812,810	32,972,810	9.8%	29,644,375	29,756,375	10.8%
Industrial	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Condominium	2,120,000	2,139,610	0.6%	2,120,000	2,139,382	0.8%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$335,062,971	$335,299,108	100.0%	$274,823,522	$275,426,441	100.0%

	March 31, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$138,966,630	$139,295,735	41.5%	$102,774,905	$102,622,718	37.3%
Georgia	64,832,131	65,075,669	19.4%	61,772,764	61,957,443	22.5%
New York	53,197,176	53,306,217	15.9%	52,909,847	53,029,923	19.3%
North Carolina	28,317,034	28,458,437	8.5%	28,283,950	28,421,676	10.3%
Washington	23,500,000	23,666,693	7.1%	13,525,556	13,618,636	4.9%
Massachusetts	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Texas	3,500,000	3,532,794	1.0%	2,450,000	2,472,244	0.9%
Illinois	3,337,398	3,366,198	1.0%	2,209,189	2,227,593	0.8%
Other (1)	12,412,602	12,742,359	3.8%	3,897,311	4,076,208	1.5%
Allowance for loan losses	—	(1,144,994)	(0.3)%	—	—	—%
Total	$335,062,971	$335,299,108	100.0%	$274,823,522	$275,426,441	100.0%
_______________

(1)
Other includes $4.2 million and $0.3 million of unused portion of a credit facility, $5.2 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at March 31, 2020 and December 31, 2019, respectively.

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

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.

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

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.

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

The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. U.S. financial markets, in particular, are experiencing limited liquidity and forced selling by certain market participants with insufficient liquidity available to meet current obligations, which puts further downward pressure on asset prices. In reaction to these tumultuous and unpredictable market conditions, banks and other lenders have generally restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Our repurchase agreement contains margin call provisions that provide the lender with certain rights in the event of a decline in the market value of the assets purchased under the repurchase agreement. Upon the occurrence of a margin deficit event, the lender may require us to make a payment to reduce the outstanding obligation to eliminate any margin deficit.

Results of Operations
The following table presents the comparative results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Revenues
Interest income	$9,651,865	$10,208,964	$(557,099)
Real estate operating revenue	2,313,051	2,321,238	(8,187)
Prepayment fee income	—	98,775	(98,775)
Other operating income	112,655	108,957	3,698
	12,077,571	12,737,934	(660,363)
Operating expenses
Operating expenses reimbursed to Manager	1,367,189	1,115,204	251,985
Asset management fee	1,029,533	880,355	149,178
Asset servicing fee	234,208	204,477	29,731
Provision for loan losses	1,144,994	—	1,144,994
Real estate operating expenses	944,518	755,855	188,663
Depreciation and amortization	946,494	946,494	—
Professional fees	294,761	172,786	121,975
Directors fees	83,750	83,750	—
Other	64,949	17,584	47,365
	6,110,396	4,176,505	1,933,891
Operating income	5,967,175	8,561,429	(2,594,254)
Other income and expenses
Interest expense from obligations under participation agreements	(2,600,758)	(2,924,310)	323,552
Interest expense on repurchase agreement payable	(1,551,270)	(933,973)	(617,297)
Interest expense on mortgage loan payable	(750,636)	(780,271)	29,635
Interest expense on revolving credit facility	(174,989)	—	(174,989)
Net loss on extinguishment of obligations under participation agreements	(319,453)	—	(319,453)
Realized gains on marketable securities	8,894	—	8,894
	(5,388,212)	(4,638,554)	(749,658)
Net income	$578,963	$3,922,875	$(3,343,912)

Net Loan Portfolio

In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and repurchase agreement payable.

The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$388,164,960	9.5%	$353,616,681	11.5%
Obligations under participation agreements	(88,056,951)	11.7%	(97,506,192)	12.2%
Repurchase agreement payable	(94,465,741)	4.0%	(48,910,708)	4.9%
Net loans (3)	$205,642,268	11.1%	$207,199,781	12.7%
Senior loans
Gross loans	$189,925,027	6.9%	$111,125,457	8.7%
Obligations under participation agreements	(17,680,599)	10.6%	(11,627,551)	12.3%
Repurchase agreement payable	(94,465,741)	4.0%	(48,910,708)	4.9%
Net loans (3)	$77,778,687	9.7%	$50,587,198	11.6%
Subordinated loans (4)
Gross loans	$198,239,933	12.0%	$242,491,224	12.6%
Obligations under participation agreements	(70,376,352)	12.0%	(85,878,641)	12.2%
Net loans (3)	$127,863,581	12.0%	$156,612,583	12.7%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the three months ended March 31, 2020 as compared to the same period in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

For the three months ended March 31, 2020 as compared to the same period in 2019, interest income decreased by approximately $0.6 million, primarily due to a $0.5 million decrease in contractual interest income as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For the three months ended March 31, 2019, we received prepayment fee income of $0.1 million on the early repayment of a loan. There was no prepayment fee income for the three months ended March 31, 2020.

Operating Expenses Reimbursed to Manager

Under the terms of the management agreement with the Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

For the three months ended March 31, 2020 as compared to the same period in 2019, operating expenses reimbursed to Manager increased by $0.3 million, primarily due to an increase in gross allocable costs, mostly related to compensation expense, as well as an increase in our allocation ratio in relation to affiliated funds managed by our Manager and its affiliates.

Asset Management Fee

Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

For the three months ended March 31, 2020 as compared to the same period in 2019, asset management fee increased by $0.1 million, primarily due to an increase in total funds under management.

Provision for Loan Losses

The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

As of March 31, 2020, we had three loans with a loan risk rating of “4” and as a result, we recorded a provision for loan losses of $1.1 million for the three months ended March 31, 2020. There was no provision for loan losses for the three months ended March 31, 2019 because we didn't have any loans with a loan risk rating of “4” or “5” as of March 31, 2019. For both the three months ended March 31, 2020 and 2019, we did not record any specific allowance for loan losses.

Real Estate Operating Expenses

Real estate operating expenses represent expenses incurred by the multi-tenant office building and the land, which include repairs and maintenances, utilities, real estate taxes, management fees and other operating expenses incurred in connection with the operation of the office building and the maintenance of the land.

For the three months ended March 31, 2020 as compared to the same period in 2019, real estate operating expenses increased by $0.2 million, primarily due to an increase in real estate taxes.

Professional Fees

For the three months ended March 31, 2020 as compared to the same period in 2019, professional fees increased by $0.1 million, primarily due additional professional fees incurred in connection with financial reporting compliance since becoming a public reporting entity in December 2019.

Interest Expense from Obligations under Participation Agreements

For the three months ended March 31, 2020 as compared to the same period in 2019, interest expense from obligations under participation agreements decreased by $0.3 million, primarily due to a decrease in weighted average outstanding principal balance on obligations under participation agreements as a result of the Merger and Issuance of Common Stock to TIF3 REIT.

Interest Expense on Repurchase Agreement Payable

On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150.0 million in the aggregate, which we use to finance certain secured performing commercial real estate loans. Advances under the master repurchase agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread.

For the three months ended March 31, 2020 as compared to the same period in 2019, interest expense on repurchase agreement payable increased by $0.6 million reflecting an increase in the weighted average amount outstanding under the master repurchase agreement.

Interest Expense on Revolving Credit Facility

On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations.

For the three months ended March 31, 2020, we recorded interest expense on revolving credit facility of $0.2 million. There was no credit facility agreement during the three months ended March 31, 2019.

Net Loss on Extinguishment of Obligations under Participation Agreements

In March 2020, as a result of the Merger and Issuance of Common Stock to TIF3 REIT, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million.

Net Income

For the three months ended March 31, 2020 as compared to the same period in 2019, the resulting net income decreased by $3.3 million.

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

Our obligations under participation agreements totaling $6.1 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $84.8 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans as well as from proceeds from the unused portion of borrowing facilities.

On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and have a maturity date of December 12, 2020. As of March 31, 2020, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.0%, calculated using the 30-day LIBOR of 0.99% as of March 31, 2020. As of March 31, 2020, the amount remaining available under the repurchase agreement was $57.5 million.

Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, we are required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. We currently expect the actual interest paid in calendar year 2020 on borrowings under the master repurchase agreement to be less than $4.2 million. As a result, we accrued approximately $0.1 million for the three months ended March 31, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

The master repurchase agreement contains margin call provisions that provide the buyer with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreement. Upon the occurrence of a margin deficit event, the buyer may require the seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the three months ended March 31, 2020, we received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the master repurchase agreement.

On June 20, 2019, we entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of March 31, 2020, the revolving credit facility was fully utilized.

Cash Flows from Operating Activities

For the three months ended March 31, 2020 as compared to the same period in 2019, cash flows from operating activities decreased by $0.8 million, primarily due to a decrease in contractual interest income.

Cash Flows used in Investing Activities

For the three months ended March 31, 2020, cash flows used in investing activities were $28.3 million, primarily related to origination and purchase of loans of $38.4 million and the purchase of marketable securities of $3.4 million, partially offset by proceeds from repayments of loans of $13.4 million.

For the three months ended March 31, 2019, cash flows used in investing activities were $10.7 million, primarily related to origination and purchase of loans of $70.8 million, partially offset by proceeds from repayments of loans of $60.3 million

Cash Flows from Financing Activities

For the three months ended March 31, 2020, cash flows from financing activities were $74.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from borrowings under our repurchase agreement of $14.8 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by TIF3 REIT of $8.6 million and proceeds from obligations under participation agreements of $14.3 million, partially offset by distributions paid of $8.8 million, repayment of borrowings under repurchase agreement of $3.4 million and a decrease in interest reserve and other deposits hold on investments of $2.3 million.

For the three months ended March 31, 2019, cash flows from financing activities were $16.1 million, primarily due to proceeds from borrowings under repurchase agreement of $45.3 million, proceeds from obligations under participation agreements of $5.7 million, partially offset by repayments on obligations under participation agreements of $24.9 million, distributions paid of $7.6 million and a decrease in interest reserve and other deposits hold on investments of $2.3 million.

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

Income Taxes

We elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Accordingly, we generally are not subject to U.S. federal income tax on income and gains distributed to our stockholders as long as certain asset, income and share ownership tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our net taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal corporate income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable period, but there can be no assurance that these criteria will continue to be met in subsequent periods.

We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three months ended March 31, 2020 and 2019, we did not incur any interest or penalties.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at March 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$67,624,467	$6,100,000	$61,524,467	$—	$—
Mortgage loan payable — principal (2)	44,481,855	44,481,855	—	—	—
Repurchase agreement payable — principal (3)	92,546,530	92,546,530	—	—	—
Revolving credit facility payable — principal (4)	35,000,000	35,000,000	—	—	—
Interest on borrowings (5)	16,097,781	10,743,969	5,353,812	—	—
Unfunded lending commitments (6)	106,976,256	84,773,975	22,202,281	—	—
Ground lease commitment (7)	84,141,938	1,264,500	2,529,000	2,529,000	77,819,438
	$446,868,827	$274,910,829	$91,609,560	$2,529,000	$77,819,438
___________________________

(1)
In the normal course of business, we enter into participation agreements with related parties, and to a lesser extent, unrelated parties, whereby we transfer a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on our consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. We have no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)	We have an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.2 million.

(3)	We may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $1.2 million.

(4)
Our revolving credit facility matures on June 20, 2020. We have sufficient cash on hand to repay the amount outstanding under the revolving credit facility. Amount excludes unamortized deferred financing costs of $0.1 million.

(5)	Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2020. Amount represents interest expense through maturity plus exit fee as application.

(6)
Certain of our loans provide for a commitment to fund the borrower at a future date. As of March 31, 2020, we had eight of such loans with total funding commitments of $308.3 million, of which $201.3 million had been funded.

(7)	Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2020	2019
Origination and extension fee expense (1)	$437,617	$683,172
Asset management fee	1,029,533	880,355
Asset servicing fee	234,208	204,477
Operating expenses reimbursed to Manager	1,367,189	1,115,204
Disposition fee (2)	75,520	469,933
Total	$3,144,067	$3,353,141
_______________

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Participation Agreements

We have further diversified our exposure to loans and borrowers by entering into participation agreements whereby we transferred a portion of certain of our loans on a pari passu basis to related parties, primarily other affiliated funds managed by our Manager or its affiliates, and to a lesser extent, unrelated parties.

In March 2020, we settled an aggregate of $49.8 million of participation interests in loans held by us with affiliates. In connection with the Merger and Issuance of Common Stock to TIF3 REIT, the related participation obligations were settled.

As of March 31, 2020, the principal balance of our participation obligations totaled $67.6 million, consisting of $43.7 million in participation obligations to Terra Fund 6 and $23.9 million in participation obligations to third-parties.

Terra Fund 6 is managed by Terra Income Advisors, LLC, an affiliate of our Manager. If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment. Our Manager may experience conflicts in allocating investments as a result of differing compensation arrangements of the Manager and its affiliates and Terra Fund 6.

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

For the three months ended March 31, 2020, the weighted average outstanding principal balance on obligations under participation agreements was approximately $88.1 million, and the weighted average interest rate was approximately 11.7%, compared to weighted average outstanding principal balance of approximately $97.5 million, and weighted average interest rate of approximately 12.2% for the three months ended March 31, 2019.

Additionally, we have entered into a participation agreement with Terra Fund 6 to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of March 31, 2020, the unfunded commitment was $0.3 million.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

As of March 31, 2020, we had 14 investments with an aggregate principal balance of $263.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.8 million

Additionally, we had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $92.5 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% with LIBOR floor ranging from no floor to 2.52% and collateralized by $136.1 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease our total annual interest expense by approximately $0.2 million and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.4 million.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, or the LIBOR transition date. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2020 and 2019, we did not engage in interest rate hedging activities.

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

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.

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

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the one below.

Major public health issues, including the current outbreak of COVID-19, and related disruptions in the U.S. and global economy and financial markets have adversely impacted us and could continue to adversely impact or disrupt our financial condition and results of operations.
The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of our commercial real estate loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Further, such actions have created, and we expect will continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impacted a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas.
In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the U.S. Congress approved, and President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. Although this action by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.
We believe that our ability, as well as that of our Manager, to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own have been, and will continue to be, impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events.
The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows. Some of the factors that impacted us to date and may continue to affect us include the following:

•	the decline in the value of commercial real estate, which negatively impacts the value of our loans, potentially materially;

•
to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our master repurchase agreement with Goldman Sachs Bank USA, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations. We may not have the funds available to repay such financing obligations, and we may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure our financing obligations in order to pay outstanding financing obligations may be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us;

•	difficulty accessing debt and equity capital on attractive terms, or at all;

•
a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect our or our borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);

•
government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction loans may prevent the completion, on a timely basis or at all, of such projects.

•
unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;

•	our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;

•
a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments;

•	disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;

•	our need to sell assets, including at a loss;

•	reductions in loan origination activities;

•
inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•
effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and

•	our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. There are no comparable recent events which provide guidance as to the effect of the spread of COVID-19 and a pandemic on our business. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Holders of our common stock may not receive distributions or may receive them on a delayed basis and distributions may not be declared or paid or distributions may decrease over time. Distributions may be paid in shares of common stock, cash or a combination of shares of common stock and cash. Changes in the amount and timing of distributions we pay or in the tax characterization of distributions we pay may adversely affect the fair value of our common stock or may result in holders of our common stock being taxed on distributions at a higher rate than initially expected.

Our distributions are driven by a variety of factors, including our minimum distribution requirements under the REIT tax laws and our REIT taxable income (including certain items of non-cash income) as calculated pursuant to the Internal Revenue Code. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for U.S. GAAP purposes may differ materially from our REIT taxable income.
For the year ended December 31, 2019, we paid $30.4 million of cash distributions on our common stock, representing cumulative distributions of $2.03 per share. For the three months ended March 31, 2020, our board of directors declared cumulative cash distribution of $0.53 per share that were paid monthly in the same period in which each was declared.
We continue to prudently evaluate our liquidity and review the rate of future distributions in light of our financial condition and the applicable minimum distribution requirements under applicable REIT tax laws and regulations. We may determine to pay distributions on a delayed basis or decrease distributions for a number of factors, including the risk factors described in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.
To the extent we determine that future distributions would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, we may determine to discontinue distribution payments until such time that distributions would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of distributions would not only reduce the amount of distributions you would receive as a holder of our common stock, but could also have the effect of reducing the fair value of our common stock and our ability to raise capital in future securities offerings.
In addition, the rate at which holders of our common stock are taxed on distributions we pay and the characterization of our distribution - be it ordinary income, capital gains, or a return of capital - could have an impact on the fair value of our common stock. After we announce the expected characterization of distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the Internal Revenue Service (the “IRS”"), with the result that holders of our common stock could incur greater income tax liabilities than expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 1, 2020, Terra Property Trust 2 merged with and into us with us continuing as the surviving company. In connection with the merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, as consideration in the merger. In addition, on March 2, 2020, Terra International 3 REIT contributed cash and released the obligations under certain participation agreements to us in exchange for the issuance of 2,457,684.59 shares of our common stock. The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.  Exhibits.
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

2.3
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

10.1	Amended and Restated Voting Agreement by and among Terra Property Trust, Inc., Terra Secured Income Fund 5, LLC, Terra JV, LLC and Terra REIT Advisors, LLC, dated March 2, 2020.

10.2	Stockholder Rights Agreement among Terra JV, LLC and Terra Property Trust, Inc., dated March 2, 2020.

10.3	Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Income Fund International, dated March 2, 2020.
10.4	Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Secured Income Fund 5 International, dated March 2, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)