Form 10-Q
period 2020-06-30
Terra Property Trust, Inc.
filed 2020-08-10
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2020, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$82,553,933	$29,609,484
Restricted cash	18,459,391	18,542,163
Cash held in escrow by lender	1,931,976	2,398,053
Marketable securities	236,085	—
Loans held for investment, net	410,150,293	375,462,222
Loans held for investment acquired through participation, net	4,297,989	3,150,546
Real estate owned, net (Note 5)
Land, building and building improvements, net	63,966,026	64,751,247
Lease intangible assets, net	11,728,682	12,845,228
Operating lease right-of-use assets	16,109,476	16,112,925
Interest receivable	2,566,443	1,876,799
Other assets	2,231,969	2,594,411
Total assets	$614,232,263	$527,343,078
Liabilities and Equity
Liabilities:
Obligations under participation agreements (Note 7)	$78,246,519	$103,186,327
Repurchase agreement payable, net of deferred financing fees	94,571,367	79,608,437
Mortgage loan payable, net of deferred financing fees and other	44,753,239	44,753,633
Revolving credit facility payable	35,000,000	—
Interest reserve and other deposits held on investments	18,459,391	18,542,163
Operating lease liabilities	16,109,476	16,112,925
Lease intangible liabilities, net (Note 5)	11,127,360	11,424,809
Due to Manager (Note 7)	1,895,105	1,037,168
Interest payable	1,154,023	1,076,231
Accounts payable and accrued expenses	2,273,686	1,749,525
Unearned income	334,290	624,021
Other liabilities	1,078,934	1,684,106
Total liabilities	305,003,390	279,799,345
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both June 30, 2020 and December 31, 2019	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 and 15,125,681 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	194,875	151,257
Additional paid-in capital	373,443,672	301,727,297
Accumulated deficit	(64,534,674)	(54,459,821)
Total equity	309,228,873	247,543,733
Total liabilities and equity	$614,232,263	$527,343,078
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Interest income	$9,585,175	$10,805,438	$19,237,040	$21,014,402
Real estate operating revenue	2,251,095	2,527,256	4,564,146	4,848,494
Prepayment fee income	—	—	—	98,775
Other operating income	228,359	—	341,014	108,957
	12,064,629	13,332,694	24,142,200	26,070,628
Operating expenses
Operating expenses reimbursed to Manager	1,694,875	1,213,314	3,062,064	2,328,518
Asset management fee	1,140,426	956,985	2,169,959	1,837,340
Asset servicing fee	253,316	226,764	487,524	431,241
Provision for loan losses	169,300	—	1,314,294	—
Real estate operating expenses	871,207	764,108	1,815,725	1,519,963
Depreciation and amortization	946,494	946,494	1,892,988	1,892,988
Impairment charge	—	1,550,000	—	1,550,000
Professional fees	373,098	2,545,321	667,859	2,718,107
Directors fees	33,750	83,750	117,500	167,500
Other	267,702	75,694	332,651	93,278
	5,750,168	8,362,430	11,860,564	12,538,935
Operating income	6,314,461	4,970,264	12,281,636	13,531,693
Other income and expenses
Interest expense from obligations under participation agreements	(1,992,743)	(2,974,837)	(4,593,501)	(5,899,147)
Interest expense on repurchase agreement payable	(1,469,669)	(1,366,562)	(3,020,939)	(2,300,535)
Interest expense on mortgage loan payable	(749,753)	(782,350)	(1,500,389)	(1,562,621)
Interest expense on revolving credit facility	(599,989)	—	(774,978)	—
Net loss on extinguishment of obligations under participation agreements	—	—	(319,453)	—
Realized gains on marketable securities	1,076,213	—	1,085,107	—
Unrealized gains on marketable securities	67,522	—	67,522	—
	(3,668,419)	(5,123,749)	(9,056,631)	(9,762,303)
Net income (loss)	$2,646,042	$(153,485)	$3,225,005	$3,769,390
Preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net income (loss) allocable to common stock	$2,642,136	$(157,391)	$3,217,193	$3,761,578

Earnings (loss) per share — basic and diluted	$0.14	$(0.01)	$0.18	$0.25

Weighted-average shares — basic and diluted	19,555,241	14,912,990	18,131,260	14,912,990

Distributions declared per common share	$0.23	$0.51	$0.76	$1.02

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income, net of tax
Net income (loss)	$2,646,042	$(153,485)	$3,225,005	$3,769,390
Other comprehensive income (loss)
Net unrealized gains on marketable securities	—	—	192,919	—
Reclassification of net realized gains on marketable securities into earnings	(184,025)	—	(192,919)	—
	(184,025)	—	—	—
Total comprehensive income (loss)	$2,462,017	$(153,485)	$3,225,005	$3,769,390
Preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Comprehensive income (loss) attributable to common shares	$2,458,111	$(157,391)	$3,217,193	$3,761,578

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares		Amount				Total equity
Balance at April 1, 2020	$—	125	$125,000	19,700,151		197,002	377,061,545	(62,716,835)	$184,025	$314,850,737
Issuance of common stock (Note 3)	—	—	—	—		—	—	—	—	—
Repurchase of common stock	—	—	—	(212,691)		(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common share ($0.23 per share)	—	—	—	—	—	—	—	(4,459,975)	—	(4,459,975)
Distributions declared on preferred shares	—	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—		—	—	2,646,042	—	2,646,042
Net unrealized gains on marketable securities	—	—	—	—		—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—		—	—	—	(184,025)	(184,025)
Balance at June 30, 2020	$—	125	$125,000	19,487,460		$194,875	$373,443,672	$(64,534,674)	$—	$309,228,873

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2020 and 2019 (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at April 1, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(36,728,639)	$—	$261,654,915
Distributions declared on common share ($0.51 per share)	—	—	—	—	—	—	(7,626,503)	—	(7,626,503)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net loss	—	—	—	—	—	—	(153,485)	—	(153,485)
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(44,512,533)	$—	$253,871,021

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Repurchase of common stock	—	—	—	(212,691)	(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common share ($0.76 per share)	—	—	—	—	—	—	(13,292,046)	—	(13,292,046)
Distributions declared on preferred shares	—	—	—	—	—	—	(7,812)	—	(7,812)
Comprehensive income:
Net income	—	—	—	—	—	—	3,225,005	—	3,225,005
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(192,919)	(192,919)
Balance at June 30, 2020	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(64,534,674)	$—	$309,228,873

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2020 and 2019 (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$—	$265,292,359
Distributions declared on common share ($1.02 per share)	—	—	—	—	—	—	(15,182,916)	—	(15,182,916)
Distributions declared on preferred shares	—	—	—	—	—	—	(7,812)	—	(7,812)
Comprehensive income:
Net income	—	—	—	—	—	—	3,769,390	—	3,769,390
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(44,512,533)	$—	$253,871,021

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,225,005	$3,769,390
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(736,204)	(1,388,688)
Depreciation and amortization	1,892,988	1,892,988
Provision for loan losses	1,314,294	—
Impairment charge	—	1,550,000
Amortization of net purchase premiums on loans	26,460	62,338
Straight-line rent adjustments	(402,956)	(241,944)
Amortization of deferred financing costs	1,109,771	867,181
Net loss on extinguishment of obligations under participation agreements	319,453	—
Amortization of above- and below-market rent intangibles	(223,497)	(223,499)
Amortization and accretion of investment-related fees, net	(4,140)	(177,773)
Amortization of above-market rent ground lease	(65,174)	(65,174)
Realized gains on marketable securities	(1,085,107)	—
Unrealized gains on marketable securities	(67,522)	—
Changes in operating assets and liabilities:
Interest receivable	(689,644)	(134,763)
Other assets	389,123	2,383,836
Due to Manager	537,530	(69,607)
Unearned income	(588,675)	100,130
Interest payable	77,792	(99,896)
Accounts payable and accrued expenses	550,330	(340,883)
Other liabilities	(605,172)	283,907
Net cash provided by operating activities	4,974,655	8,167,543
Cash flows from investing activities:
Origination and purchase of loans	(54,342,488)	(85,334,573)
Proceeds from repayments of loans	18,990,175	70,136,722
Purchase of marketable securities	(4,863,561)	—
Proceeds from sale of marketable securities	5,780,105	—
Capital expenditures on real estate	—	(242,071)
Net cash used in investing activities	(34,435,769)	(15,439,922)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	35,000,000	—
Proceeds from borrowings under repurchase agreement	17,617,665	47,852,175
Proceeds from issuance of common stock in the Merger	16,897,074	—
Proceeds from issuance of common stock to TIF3 REIT	8,600,000	—
Distributions paid	(13,299,858)	(15,190,728)
Proceeds from obligations under participation agreements	24,817,862	9,150,838
Repayment of borrowings under repurchase agreement	(3,395,740)	—
Payment for repurchase of common stock	(3,620,000)	—
Change in interest reserve and other deposits held on investments	(82,772)	2,259,688
Repayment of mortgage principal	(132,625)	(126,480)
Payment of financing costs	(98,225)	(239,261)
Repayments of obligations under participation agreements	(446,667)	(24,918,486)
Net cash provided by financing activities	81,856,714	18,787,746
Net increase in cash, cash equivalents and restricted cash	52,395,600	11,515,367
Cash, cash equivalents and restricted cash at beginning of period	50,549,700	28,538,853
Cash, cash equivalents and restricted cash at end of period (Note 2)	$102,945,300	$40,054,220

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$8,193,891	$8,652,716

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

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental Non-Cash Investing Activities:

Deed in Lieu of Foreclosure

        On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses (Note 5). The following table summarizes the carrying value of the first mortgage and the fair value of asset acquired in the transaction as of the date of the deed in lieu of foreclosure:

Carrying Value of First Mortgage
Loan held for investment	$14,325,000
Interest receivable	439,300
Restricted cash applied against loan principal amount	(60,941)
$14,703,359

Assets Acquired at Fair Value
Land	$14,703,359

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

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
        On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of June 30, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by TIF3 REIT (Note 3).

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

Marketable Securities

        The Company from time to time invests in short term debt and equity securities. These securities are classified as available-for-sale and are carried at fair value. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized.

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

Notes to Unaudited Consolidated Financial Statements

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

        The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$82,553,933	$18,334,372
Restricted cash	18,459,391	19,630,350
Cash held in escrow by lender	1,931,976	2,089,498
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$102,945,300	$40,054,220

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

Fair Value Measurements

        U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

Deferred Financing Costs

        Deferred financing costs represent fees and expenses incurred in connection with obtaining financing for investments. These costs are presented in the consolidated balance sheets as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense on the applicable borrowings in the consolidated statements of operations over the life of the borrowings.

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

         As of June 30, 2020, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

        The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first half of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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
On April 29, 2020, the Company repurchased 212,691 shares of common stock that the Company had previously sold to TIF3 REIT on September 30, 2019.

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

        As of June 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Net Loss on Extinguishment of Obligations Under Participation Agreements

        As discussed in Note 7, in the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The obligations under participation agreements were released as a result of the Merger and the Issuance of Common Stock to TIF3 REIT. In connection with these transactions, the Company recognized a net loss of $0.3 million for the three months ended March 31, 2020, which was primarily related to transaction costs incurred in connection with both transactions.

Notes to Unaudited Consolidated Financial Statements

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	9	13	22	8	15	23
Principal balance	$101,693,122	$312,410,817	$414,103,939	$70,692,767	$306,695,550	$377,388,317
Carrying value	$102,402,613	$312,045,669	$414,448,282	$71,469,137	$307,143,631	$378,612,768
Fair value	$102,651,392	$310,024,461	$412,675,853	$71,516,432	$307,643,983	$379,160,415
Weighted-average coupon rate	10.29%	8.91%	9.25%	11.93%	9.13%	9.65%
Weighted-average remaining term (years)	1.33	1.92	1.77	2.28	2.09	2.13
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively.
(2)As of June 30, 2020 and December 31, 2019, amounts included $142.8 million and $114.8 million, respectively, of senior mortgages used as collateral for $95.4 million and $81.1 million, respectively, of borrowings under a repurchase agreement (Note 8). These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of June 30, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.
(3)As of June 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

Lending Activities

        The following table presents the activities of the Company’s loan portfolio for the six months ended June 30, 2020 and 2019:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	53,213,376	1,129,112	54,342,488
Principal repayments received	(18,990,175)	—	(18,990,175)
PIK interest (1)	1,363,310	—	1,363,310
Net amortization of premiums on loans	(30,696)	—	(30,696)
Accrual, payment and accretion of investment-related fees and other, net	446,550	18,331	464,881
Provision for loan losses	(1,314,294)	—	(1,314,294)
Balance, June 30, 2020	$410,150,293	$4,297,989	$414,448,282

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2019	$388,243,974	$—	$388,243,974
New loans made	84,588,421	746,152	85,334,573
Principal repayments received	(70,136,722)	—	(70,136,722)
Foreclosure of collateral (2)	(14,325,000)	—	(14,325,000)
PIK interest (1)	1,766,213	—	1,766,213
Net amortization of premiums on loans	(73,730)	—	(73,730)
Accrual, payment and accretion of investment-related fees, net (3)	(1,005,797)	(15,703)	(1,021,500)
Balance, June 30, 2019	$389,057,359	$730,449	$389,787,808
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.
(2)On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses (Note 5).
(3)Amount for the six months ended June 30, 2019 included $0.5 million of deferred origination fees that were previously recorded as unearned income.

Portfolio Information

        The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$222,314,510	$222,901,117	53.8%	$178,130,623	$178,203,675	47.1%
Preferred equity investments	155,216,422	155,798,883	37.6%	157,144,040	157,737,763	41.6%
Mezzanine loans	36,573,007	37,062,576	8.9%	42,113,654	42,671,330	11.3%
Allowance for loan losses	—	(1,314,294)	(0.3)%	—	—	—%
Total	$414,103,939	$414,448,282	100.0%	$377,388,317	$378,612,768	100.0%

	June 30, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$151,307,119	$151,380,556	36.5%	$142,055,845	$141,870,355	37.5%
Multifamily	115,668,971	116,325,996	28.1%	76,640,369	77,136,016	20.4%
Student housing	45,920,115	46,343,726	11.2%	58,049,717	58,553,496	15.5%
Hotel	50,848,687	51,074,169	12.3%	46,598,011	46,731,939	12.3%
Infill land	32,759,047	32,939,047	7.9%	36,444,375	36,624,375	9.7%
Condominium	10,600,000	10,699,082	2.6%	10,600,000	10,696,587	2.8%
Industrial	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Allowance for loan losses	—	(1,314,294)	(0.3)%	—	—	—%
Total	$414,103,939	$414,448,282	100.0%	$377,388,317	$378,612,768	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$186,233,959	$186,692,977	45.0%	$150,988,463	$151,108,109	39.9%
New York	73,996,576	74,129,631	17.9%	79,734,323	79,896,663	21.1%
Georgia	68,980,282	69,295,471	16.7%	61,772,764	61,957,443	16.4%
North Carolina	32,810,007	32,993,616	8.0%	32,592,767	32,766,311	8.7%
Washington	23,500,000	23,671,815	5.7%	23,500,000	23,661,724	6.2%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Texas	3,613,000	3,647,936	0.9%	3,500,000	3,531,776	0.9%
Illinois	3,404,877	3,433,814	0.8%	8,004,877	8,071,562	2.1%
Kansas	3,098,139	3,124,469	0.8%	6,200,000	6,251,649	1.7%
Other (1)	11,467,099	11,772,847	2.8%	4,095,123	4,367,531	1.2%
Allowance for loan losses	—	(1,314,294)	(0.3)%	—	—	—%
Total	$414,103,939	$414,448,282	100.0%	$377,388,317	$378,612,768	100.0%
_______________
(1)Other includes $8.5 million and $1.1 million of the unused portion of a credit facility at June 30, 2020 and December 31, 2019, respectively. Other also includes a $3.0 million loan with collateral located in South Carolina at both June 30, 2020 and December 31, 2019.

Loan Risk Rating

        As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

        The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	0	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,180,000	6.1%	5	50,000,000	50,284,751	13.3%
3	15	301,484,356	302,707,562	72.8%	17	322,648,317	323,588,017	85.4%
4 (1)	5	87,619,583	87,875,014	21.1%	—	—	—	—%
5	0	—	—	—%	—	—	—	—%
Other (2)	0	—	—	—%	1	4,740,000	4,740,000	1.3%
	22	$414,103,939	415,762,576	100.0%	23	$377,388,317	378,612,768	100.0%
Allowance for loan losses			(1,314,294)				—
Total, net of allowance for loan losses			$414,448,282				$378,612,768
_______________
(1)The increase in number of loans with a loan risk rating of “4” was due to the higher risk in loans collateralized by hospitality and select other asset classes that are particularly negatively impacted by the COVID-19 pandemic.
(2)This loan was deemed impaired and removed from the pool of loans on which a general allowance is calculated. As of December 31, 2019, no specific reserve for loan losses was recorded on this loan because the fair value of the collateral was greater than carrying value of the loan. In March 2020, this loan was repaid in full.

        As of June 30, 2020, the Company had five loans with a loan risk rating of “4” and recorded a general allowance for loan losses of $1.3 million.

Notes to Unaudited Consolidated Financial Statements

         The following table presents the activity in the Company’s allowance for loan losses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Allowance for loan losses, beginning of period	$—	$—
Provision for loan losses	1,314,294	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$1,314,294	$—

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

For the three and six months ended June 30, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

        Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(2,478,562)	49,247,407	51,725,969	(1,831,980)	49,893,989
Tenant improvements	1,854,640	(531,451)	1,323,189	1,854,640	(392,812)	1,461,828
Total real estate	66,976,039	(3,010,013)	63,966,026	66,976,039	(2,224,792)	64,751,247
Lease intangible assets:
In-place lease	15,852,232	(4,246,443)	11,605,789	15,852,232	(3,138,675)	12,713,557
Above-market rent	156,542	(33,649)	122,893	156,542	(24,871)	131,671
Total intangible assets	16,008,774	(4,280,092)	11,728,682	16,008,774	(3,163,546)	12,845,228
Lease intangible liabilities:
Below-market rent	(3,371,314)	890,390	(2,480,924)	(3,371,314)	658,115	(2,713,199)
Above-market ground lease	(8,896,270)	249,834	(8,646,436)	(8,896,270)	184,660	(8,711,610)
Total intangible liabilities	(12,267,584)	1,140,224	(11,127,360)	(12,267,584)	842,775	(11,424,809)
Total real estate	$70,717,229	$(6,149,881)	$64,567,348	$70,717,229	$(4,545,563)	$66,171,666

Real Estate Operating Revenues and Expenses

        The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real estate operating revenues:
Lease revenue	$1,922,077	$1,922,487	$3,844,205	$3,845,025
Other operating income	329,018	604,769	719,941	1,003,469
Total	$2,251,095	$2,527,256	$4,564,146	$4,848,494
Real estate operating expenses:
Utilities	$34,008	$35,838	$73,030	$69,600
Real estate taxes	232,875	80,359	465,750	160,719
Repairs and maintenances	159,429	207,882	396,561	417,725
Management fees	58,076	61,611	114,777	122,960
Lease expense, including amortization of above-market ground lease	283,538	283,538	567,076	567,076
Other operating expenses	103,281	94,880	198,531	181,883
Total	$871,207	$764,108	$1,815,725	$1,519,963

Leases

        On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses. In connection with the foreclosure, the Company assumed four leases whereby the Company is the lessor to the leases. These four tenant leases had remaining lease terms ranging from 6.3 years to 8.8 years as of July 30, 2018

Notes to Unaudited Consolidated Financial Statements

and provide for annual fixed rent increase. Three of the tenant leases each provides two options to renew the lease for five years each and the remaining tenant lease provides one option to renew the lease for five years.

        In addition, the Company assumed a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 68.3 years and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2020. Since future rent increase on the ground lease is unknown, the Company did not include the future rent increase in calculating the present value of future rent payments. The ground lease does not provide for renewal options.

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

Scheduled Future Minimum Rent Income

        Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at June 30, 2020 are as follows:

Years Ending December 31,	Total
2020 (July 1 through December 31)	$3,305,851
2021	7,025,413
2022	7,547,261
2023	7,787,842
2024	8,026,943
Thereafter	5,836,010
Total	$39,529,320

Scheduled Annual Net Amortization of Intangibles

        Based on the intangible assets and liabilities recorded at June 30, 2020, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2020 (July 1 through December 31)	$(223,499)	$1,107,768	$(65,174)	$819,095
2021	(446,995)	2,215,536	(130,348)	1,638,193
2022	(446,995)	2,215,536	(130,348)	1,638,193
2023	(446,995)	2,215,536	(130,348)	1,638,193
2024	(446,995)	2,215,536	(130,348)	1,638,193
Thereafter	(346,552)	1,635,877	(8,059,870)	(6,770,545)
Total	$(2,358,031)	$11,605,789	$(8,646,436)	$601,322
_______________

Notes to Unaudited Consolidated Financial Statements

(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

        Supplemental balance sheet information related to the ground lease was as follows:

	June 30, 2020	December 31, 2019
Operating lease
Operating lease right-of-use assets	$16,109,476	$16,112,925
Operating lease liabilities	$16,109,476	$16,112,925

Weighted average remaining lease term — operating lease (years)	66.3	66.8

Weighted average discount rate — operating lease	7.9%	7.9%

        The component of lease expense for the ground lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$316,125	$316,125	$632,250	$632,250

        Supplemental non-cash information related to the ground lease was as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$632,250	$632,250

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$632,250	$632,250

        Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2020 (July 1 through December 31) (Year of rent reset)	$632,250
2021	1,264,500
2022	1,264,500
2023	1,264,500
2024	1,264,500
Thereafter	78,135,563
Total lease payments	83,825,813
Less: Imputed interest	(67,716,337)
Total	$16,109,476

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

Notes to Unaudited Consolidated Financial Statements

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

As of June 30, 2020 and December 31, 2019, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

        From time to time, the Company may invest in short-term debt and equity securities which are classified as available-for-sale securities, which are presented at fair value on the consolidated balance sheet. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until the securities are realized.

The following tables present fair value measurements of marketable securities, by major class, as of June 30, 2020, according to the fair value hierarchy:

	June 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$236,085	$—	$—	$236,085
Debt securities	—	—	—	—
Total	$236,085	$—	$—	$236,085

Notes to Unaudited Consolidated Financial Statements

        The following table presents the activities of the marketable securities for the periods presented.

	Six Months Ended June 30,
	2020	2019
Beginning balance	$—	$—
Purchases	4,863,561	—
Proceeds from sale	(5,780,105)	—
Realized gains on marketable securities	1,085,107	—
Unrealized gains on marketable securities	67,522	—
Ending balance	$236,085	$—

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		June 30, 2020			December 31, 2019
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$409,853,939	$411,464,587	$408,378,123	$374,267,430	$375,462,222	$375,956,154
Loans held for investment acquired through participation, net	3	4,250,000	4,297,989	4,297,730	3,120,887	3,150,546	3,204,261
Allowance for loan losses		—	(1,314,294)	—	—	—	—
Total loans		$414,103,939	$414,448,282	$412,675,853	$377,388,317	$378,612,768	$379,160,415
Liabilities:
Obligations under participation agreements	3	$78,116,748	$78,246,519	$77,898,387	$102,564,795	$103,186,327	$103,188,783
Mortgage loan payable	3	44,481,855	44,753,239	44,812,068	44,614,480	44,753,633	44,947,378
Repurchase agreement payable	3	95,356,360	94,571,367	95,356,360	81,134,436	79,608,437	81,134,436
Revolving credit facility payable	3	35,000,000	35,000,000	35,000,000	—	—	—
Total liabilities		$252,954,963	$252,571,125	$253,066,815	$228,313,711	$227,548,397	$229,270,597

        The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2020 and December 31, 2019 due to their short-term nature.

Valuation Process for Fair Value Measurement

        The fair value of the Company’s investment in equity securities is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

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

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2020	Primary Valuation Technique	Unobservable Inputs	June 30, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$408,378,123	Discounted cash flow	Discount rate	4.45%	19.05%	11.02%
Loans held for investment acquired through participation, net	4,297,730	Discounted cash flow	Discount rate	12.95%	12.95%	12.95%
Total Level 3 Assets	$412,675,853
Liabilities:
Obligations under Participation Agreements	$77,898,387	Discounted cash flow	Discount rate	9.76%	19.05%	13.06%
Mortgage loan payable	44,812,068	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	95,356,360	Discounted cash flow	Discount rate	2.51%	5.80%	3.79%
Revolving credit facility payable	35,000,000	Discounted cash flow	Discount rate	6.00%	6.00%	6.00%
Total Level 3 Liabilities	$253,066,815

	Fair Value at December 31, 2019	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$375,956,154	Discounted cash flow	Discount rate	4.71%	14.95%	9.77%
Loans held for investment acquired through participation, net	3,204,261	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
Total Level 3 Assets	$379,160,415
Liabilities:
Obligations under Participation Agreements	$103,188,783	Discounted cash flow	Discount rate	9.00%	14.95%	11.99%
Mortgage loan	44,947,378	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	81,134,436	Discounted cash flow	Discount rate	4.11%	4.75%	4.33%
Total Level 3 Liabilities	$229,270,597

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

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$250,601	$117,380	$688,218	$800,552
Asset management fee	1,140,426	956,985	2,169,959	1,837,340
Asset servicing fee	253,316	226,764	487,524	431,241
Operating expenses reimbursed to Manager	1,694,875	1,213,314	3,062,064	2,328,518
Disposition fee (2)	220,424	167,091	295,944	637,024
Total	$3,559,642	$2,681,534	$6,703,709	$6,034,675
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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

Transaction Breakup Fee

        In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2020, the Company has not received any breakup fees.

Operating Expenses

The Company reimburses the Manager for operating expenses incurred in connection with services provided to the operations of the Company, including the Company’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Disposition Fee

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

Notes to Unaudited Consolidated Financial Statements

If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property equal to 1% of the sales price.

Distributions Paid

        For the three and six months ended June 30, 2020, the Company made distributions to Terra Fund 5, Terra JV and TIF3 REIT in the aggregate of $4.5 million and $13.3 million, respectively, of which $1.8 million and $10.1 million were returns of capital, respectively (Note 10). For the three and six months ended June 30, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million and $15.2 million, respectively, of which $7.6 million and $11.3 million were returns of capital, respectively (Note 10).

Due to Manager

        As of June 30, 2020 and December 31, 2019, approximately $1.9 million and $1.0 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to TIF3 REIT

        As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, TIF3 REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of June 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

        Under Cayman securities law, when there is a change in the terms of the offering, previously admitted partners have rights to rescind their subscription. On September 24, 2019, Terra International 3 amended its private placement memorandum to change its term from finite life to perpetual life with limited opportunity for liquidity, as well as to change the selling commission structure and to provide for a dividend reinvestment plan. As a result of the change in the terms of the offering, Terra International 3 received requests to rescind all of the units of its limited partnership interest at a price of $100,000 per unit. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares of common stock that the Company had previously sold to TIF3 REIT on September 30, 2019. Terra International 3 honored all of the rescission requests that it had received with proceeds from the repurchase.

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

Notes to Unaudited Consolidated Financial Statements

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

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of June 30, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	June 30, 2020			December 31, 2019
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	4,250,000	4,297,989	25.00%	3,120,887	3,150,546
________________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of June 30, 2020, all of the commitment has been funded.

Transfers of Participation Interest by the Company

        The following tables summarize the loans that were subject to PAs with affiliated entities as of June 30, 2020 and December 31, 2019:

			Transfers Treated as Obligations Under Participation Agreements as of June 30, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$24,510,905	$24,689,333	80.00%	$19,608,724	$19,689,912
370 Lex Part Deux, LLC (2)	51,037,529	51,094,313	35.00%	17,863,135	17,863,135
City Gardens 333 LLC (2)	27,449,731	27,461,070	14.00%	3,842,964	3,844,468
NB Private Capital, LLC (2)	19,670,115	19,837,285	16.67%	3,282,565	3,310,427
Orange Grove Property Investors, LLC (2)	10,600,000	10,699,082	80.00%	8,480,000	8,559,225
RS JZ Driggs, LLC (2)	8,200,000	8,276,271	50.00%	4,100,000	4,138,136
Stonewall Station Mezz LLC (2)	10,010,007	10,097,447	44.00%	4,404,403	4,442,374
The Bristol at Southport, LLC (5)	23,500,000	23,671,815	21.28%	5,000,000	5,036,556
TSG-Parcel 1, LLC (2)	18,000,000	18,180,000	11.11%	2,000,000	2,020,000
Windy Hill PV Five CM, LLC (5)	13,797,643	13,498,117	69.11%	9,534,957	9,342,286
	$206,775,930	$207,504,733		$78,116,748	$78,246,519

Notes to Unaudited Consolidated Financial Statements

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2019
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$12,932,034	$12,957,731	80.00%	$10,345,627	$10,387,090
2539 Morse, LLC (1)(3)(7)	7,000,000	7,067,422	40.00%	2,800,001	2,825,519
370 Lex Part Deux, LLC (2)(4)(7)	48,349,948	48,425,659	47.00%	22,724,476	22,724,476
Austin H. I. Owner LLC (1)(7)	3,500,000	3,531,776	30.00%	1,050,000	1,059,532
City Gardens 333 LLC (1)(2)(3)(4)(7)	28,049,717	28,056,179	47.00%	13,182,584	13,184,648
High Pointe Mezzanine Investments, LLC (3)(7)	3,000,000	3,263,285	37.20%	1,116,000	1,217,160
NB Private Capital, LLC (1)(2)(3)(4)(7)	20,000,000	20,166,610	72.40%	14,480,392	14,601,021
Orange Grove Property Investors, LLC (2)	10,600,000	10,696,587	80.00%	8,480,000	8,557,205
RS JZ Driggs, LLC (2)	8,200,000	8,286,629	50.00%	4,100,000	4,142,264
SparQ Mezz Borrower, LLC (1)(3)(7)	8,700,000	8,783,139	36.81%	3,202,454	3,231,689
Stonewall Station Mezz LLC (2)	9,792,767	9,875,162	44.00%	4,308,817	4,344,635
The Bristol at Southport, LLC (1)(3)(4)(7)	23,500,000	23,661,724	42.44%	9,974,444	10,043,088
TSG-Parcel 1, LLC (1)(2)(7)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
	$201,624,466	$202,951,903		$102,564,795	$103,186,327
________________
(1)Participant was Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.
(2)Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors.
(3)Participant was Terra Income Fund International, an affiliated fund advised by the Manager.
(4)Participant was TPT2, an affiliated fund managed by the Manager.
(5)Participant is a third-party.
(6)Amounts transferred may not agree to the proportionate share of the principal balance and fair value due to the rounding of percentage transferred.
(7)As discussed in Note 3, in March 2020, the Company settled an aggregate of $49.8 million of participation interests in loans held by the Company with TPT2 and TIF3 REIT, which TIF3 REIT received from Terra Secured Income Fund 5 International and Terra Income Fund International. In connection with the Merger and the Issuance of Common Stock to TIF3 REIT, the related participation obligations were settled.

These investments are held in the name of the Company, but each of the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon their respective pro rata participation interest in such participated investments, as specified in the respective PA. The Participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the Participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the PAs with these entities, the Company receives and allocates the interest income and other related investment income to the Participants based on their respective pro rata participation interest. The Participants pay any expenses, including any fees to the Manager, only on their respective pro rata participation interest, subject to the terms of the respective governing fee arrangements.

Co-investment
In January 2018, the Company and Terra Fund 6 co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity of this loan was extended to July 1, 2019. In June 2019, the maturity of this loan was further extended to September 30, 2019. In August 2019, the loan was repaid in full.

Notes to Unaudited Consolidated Financial Statements

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

        The Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the market value of the assets purchased under the Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the six months ended June 30, 2020, the Company received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the Master Repurchase Agreement.

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

        Under the Master Repurchase Agreement, on the second anniversary of the closing date and on each anniversary thereafter, the Company is required to pay the Buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. The Company currently expects the actual interest paid in calendar year 2020 on borrowings under the Master Repurchase Agreement to be less than $4.2 million. As a result, the Company accrued approximately $0.3 million for the six months ended June 30, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

  The Master Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (iii) tangible net worth at an amount equal to or greater than 75% of the Company’s tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of June 30, 2020 and December 31, 2019, the Company is in compliance with these covenants.

        In connection with entering into the Master Repurchase Agreement, the Company incurred $2.8 million of deferred financing costs, which are being amortized to interest expense over the term of the facility. As of June 30, 2020 and December 31, 2019, unamortized deferred financing costs were $0.8 million and $1.5 million, respectively.

        The following tables present summary information with respect to the Company’s outstanding borrowing under the Master Repurchase Agreement as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	3.8%	$95,356,360	$54,643,640	1.47 years

Notes to Unaudited Consolidated Financial Statements

	December 31, 2019
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	4.3%	$81,134,436	$68,865,564	1.55 years
_______________
(1)Amount is calculated using LIBOR of 0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively.
(2)The weighted average term is determined based on the current maturity of the corresponding loan. Each transaction under the facility has its own specific term. The Company may extend the maturity date of the Master Repurchase Agreement for a period of one year, subject to satisfaction of certain conditions.

        The following tables present detailed information with respect to each borrowing under the Master Repurchase Agreement as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,896,169	$22,898,866	02/15/2019	$17,100,000	LIBOR+2.25% (LIBOR floor of 2.52%)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	45,671,947	45,853,379	45,821,197	3/7/2019	24,448,101	LIBOR+2.35%
					2,489,416	LIBOR+3.85%
					26,937,517
AGRE DCP Palm Springs, LLC	32,975,680	33,030,797	33,084,469	12/23/2019	19,242,798	LIBOR+2.50% (LIBOR floor of 1.8%)
					320,145	LIBOR+4.00% (LIBOR floor of 1.8%)
					19,562,943
MSC Fields Peachtree Retreat, LLC	23,308,335	23,442,092	23,108,448	3/25/2019	17,355,900	LIBOR+2.25% (LIBOR floor of 2.00%)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,038,578	17,845,715	1/6/2020	14,400,000	LIBOR + 2.00% (1.5% Floor)
	$142,755,962	$143,261,015	$142,758,695		$95,356,360

	December 31, 2019
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,891,149	$22,906,207	2/15/2019	$17,100,000	LIBOR+2.25% (LIBOR floor of 2.49%)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	38,464,429	38,510,650	38,655,000	3/7/2019	24,040,268	LIBOR+2.35%
AGRE DCP Palm Springs, LLC	30,184,357	30,174,455	30,326,076	12/23/2019	22,638,268	LIBOR+2.50% (LIBOR floor of 1.8%)
MSC Fields Peachtree Retreat, LLC	23,308,335	23,446,793	23,418,996	3/25/2019	17,355,900	LIBOR+2.25% (LIBOR floor of 2.00%)
	$114,757,121	$115,023,047	$115,306,279		$81,134,436

Notes to Unaudited Consolidated Financial Statements

        For the six months ended June 30, 2020 and 2019, the Company borrowed $17.6 million and $47.9 million under the Master Repurchase Agreement, respectively, for the financing of new and follow-on investments.

        For the six months ended June 30, 2020, the Company made a repayment of $3.4 million as a result of a margin call described above. For the six months ended June 30, 2019, there was no repayment on borrowings under the Master Repurchase Agreement and no margin call.

Revolving Credit Facility

        On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. Each loan made under the Revolving Credit Facility shall be in a minimum aggregate principal amount of the lesser of $1.0 million or the then unused amount under the facility and cannot be more than $25.0 million in the aggregate with respect to each asset purchased with the proceeds from the Revolving Credit Facility. The Revolving Credit Facility was scheduled to mature on June 20, 2020. In June and July 2020, the Company amended the Credit Facility twice to extend the maturity of the Credit Facility to September 3, 2020. In connection with obtaining the Revolving Credit Facility, the Company incurred deferred financing costs of $0.3 million, which are being amortized to interest expense over the term of the facility. As of June 30, 2020, the amount outstanding under the Revolving Credit Facility was $35.0 million.

        The Revolving Credit Facility requires the Company to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. Additionally, the Revolving Credit Facility requires Terra LOC Portfolio I, LLC to maintain a tangible net worth of at least $100.0 million. As of June 30, 2020 and December 31, 2019, both the Company and Terra LOC Portfolio I, LLC are in compliance with these covenants.

        For the six months ended June 30, 2020, the Company borrowed $35.0 million under the Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility for the six months ended June 30, 2019.

Mortgage Loan Payable

        As of June 30, 2020, the Company had a $44.5 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of June 30, 2020 and December 31, 2019:

				June 30, 2020		December 31, 2019
Lender	Current Interest Rate	Maturity Date (1)	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2020	$44,481,855	$44,753,239	$51,171,918	$44,753,633	$52,776,236
_______________
(1)The Company has an option to extend the maturity of the mortgage loan payable by two years subject to certain conditions provided in the credit and security agreement.

Notes to Unaudited Consolidated Financial Statements

Scheduled Debt Principal Payments

        Scheduled debt principal payments for each of the five calendar years following June 30, 2020 are as follows:

Years Ending December 31,	Total
2020 (July 1 through December 31)	$174,838,215
2021	—
2022	—
2023	—
2024	—
174,838,215
Unamortized deferred financing costs	(513,609)
Total	$174,324,606

         At June 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $0.5 million and $1.4 million, respectively.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires participation interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of June 30, 2020 and December 31, 2019, obligations under participation agreements had a carrying value of approximately $78.2 million and $103.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $207.5 million and $203.0 million, respectively, (see “Participation Agreements” in Note 7). The weighted-average interest rate on the obligations under participation agreements was approximately 10.8% and 11.8% as of June 30, 2020 and December 31, 2019, respectively.

Note 9. Commitments and Contingencies

Impact of COVID-19

        As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $92.7 million and $116.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans and proceeds from the Revolving Credit Facility.

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

Notes to Unaudited Consolidated Financial Statements

under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 7 for a discussion of the Company’s commitments to the Manager.

Note 10. Equity

Earnings Per Share

The following table presents earnings per share for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,646,042	$(153,485)	$3,225,005	$3,769,390
Preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net income (loss) allocable to common stock	$2,642,136	$(157,391)	$3,217,193	$3,761,578
Weighted-average shares outstanding - basic and diluted	19,555,241	14,912,990	18,131,260	14,912,990
Earnings (loss) per share - basic and diluted	$0.14	$(0.01)	$0.18	$0.25

Preferred Stock Classes

Preferred Stock

        The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2020 and December 31, 2019, there were no Preferred Stock issued or outstanding.

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

Common Stock

        As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by

Notes to Unaudited Consolidated Financial Statements

Terra JV and the Company. As of June 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

        On September 30, 2019, the Company issued 212,691 shares of its common stock to TIF3 REIT at a price of $17.02 per share for total proceeds of $3.6 million. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares it previously sold to TIF3 REIT (Note 7).

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

        For the three and six months ended June 30, 2020, the Company made distributions to Terra Fund 5, Terra JV and TIF3 REIT in the aggregate of $4.5 million and $13.3 million, respectively, of which $1.8 million and $10.1 million were returns of capital, respectively. For the three and six months ended June 30, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million and $15.2 million, respectively, of which $7.6 million and $11.3 million were returns of capital, respectively. Additionally, for both the six months ended June 30, 2020 and 2019, the Company made distributions to preferred stockholders of $7,812.

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

FORWARD-LOOKING STATEMENTS
        We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•our expected financial performance, operating results and our ability to make distributions to our stockholders in the future;

•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;

•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•changes in our investment objectives and business strategy;

•the availability of financing on acceptable terms or at all;

•the performance and financial condition of our borrowers;

•changes in interest rates and the market value of our assets;

•borrower defaults or decreased recovery rates from our borrowers;

•changes in prepayment rates on our loans;

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra International Fund 3, L.P. (“Terra International 3”); Terra International Fund 3 REIT, LLC (“TIF3 REIT”); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of our shares of common stock on a national securities exchange, and the timing of any such transactions;

•actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and in “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•changes in the economy;

•risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•future changes in laws or regulations and conditions in our operating areas.

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

        As of June 30, 2020, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 22 investments in 10 states with an aggregate net principal balance of $336.0 million, a weighted average coupon rate of 8.9%, a weighted average loan-to-value ratio of 81.6% and a weighted average remaining term to maturity of 1.9 years.

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

        On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into us and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to TIF3 REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock To TIF3 REIT”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to TIF3 REIT on September 30, 2019. As of June 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by TIF3 REIT, and Terra Fund 5 and TIF7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
        We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

        During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	9	13	22	9	22
Principal balance	$101,693,122	$312,410,817	$414,103,939	$78,116,748	$335,987,191
Amortized cost	102,402,613	312,045,669	414,448,282	78,246,519	336,201,763
Fair value	102,651,392	310,024,461	412,675,853	77,898,387	334,777,466
Weighted average coupon rate	10.29%	8.91%	9.25%	10.83%	8.88%
Weighted-average remaining term (years)	1.33	1.92	1.77	1.42	1.85

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.16% and 1.76% as of June 30, 2020 and December 31, 2019.
(2)As of June 30, 2020 and December 31, 2019, amounts included $142.8 million and $114.8 million, respectively, of senior mortgages used as collateral for $95.4 million and $81.1 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of June 30, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.
(3)As of June 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

        In addition to our net loan portfolio, as of June 30, 2020 and December 31, 2019, we own 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $64.6 million and $66.2 million as of June 30, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.5 million and $44.6 million as of June 30, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

        For the three months ended June 30, 2020 and 2019, we invested $2.6 million and $8.6 million in new and/or add-on loans, respectively, and had $5.2 million and $9.8 million of repayments, respectively, resulting in net repayments of $2.5 million and $1.2 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement.

        For the six months ended June 30, 2020 and 2019, we invested $11.9 million and $28.3 million in new and/or add-on loans, respectively, and had $15.1 million and $45.2 million of repayments, respectively, resulting in net repayments of $3.2 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement.

        In addition, in March 2020, we issued 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that we owned, cash of $25.5 million and other working capital. In connection with the Merger and Issuance of Common Stock to TIF3 REIT, the related participation obligations were settled.

For each of the three and six months ended June 30, 2020, we sold $5.8 million of marketable securities and recognized net gains on sale of marketable securities of $1.1 million.

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

	June 30, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$191,170,829	$191,848,919	57.1%	$160,984,996	$160,948,585	58.4%
Preferred equity investments	112,647,758	113,046,936	33.6%	84,202,144	84,485,061	30.7%
Mezzanine loans	32,168,604	32,620,202	9.7%	29,636,382	29,992,795	10.9%
Allowance for loan losses	—	(1,314,294)	(0.4)%	—	—	—%
Total	$335,987,191	$336,201,763	100.0%	$274,823,522	$275,426,441	100.0%

	June 30, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$123,909,027	$124,175,135	36.9%	$119,331,369	$119,145,879	43.3%
Student housing	42,637,550	43,033,299	12.8%	26,470,740	26,725,148	9.7%
Multifamily	83,117,283	83,616,924	24.9%	49,017,844	49,331,885	17.9%
Hotel	46,444,284	46,631,795	13.9%	41,239,194	41,327,772	15.0%
Infill land	30,759,047	30,919,047	9.2%	29,644,375	29,756,375	10.8%
Industrial	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Condominium	2,120,000	2,139,857	0.6%	2,120,000	2,139,382	0.8%
Allowance for loan losses	—	(1,314,294)	(0.4)%	—	—	—%
Total	$335,987,191	$336,201,763	100.0%	$274,823,522	$275,426,441	100.0%

	June 30, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$141,982,974	$142,446,080	42.4%	$102,774,905	$102,622,718	37.3%
Georgia	68,980,282	69,295,471	20.6%	61,772,764	61,957,443	22.5%
New York	52,033,441	52,128,360	15.5%	52,909,847	53,029,923	19.3%
North Carolina	28,405,604	28,551,242	8.5%	28,283,950	28,421,676	10.3%
Washington	18,500,000	18,635,259	5.5%	13,525,556	13,618,636	4.9%
Massachusetts	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Texas	3,613,000	3,647,936	1.0%	2,450,000	2,472,244	0.9%
Illinois	2,836,668	2,860,776	0.9%	2,209,189	2,227,593	0.8%
Other (1)	12,635,222	12,950,933	3.9%	3,897,311	4,076,208	1.5%
Allowance for loan losses	—	(1,314,294)	(0.4)%	—	—	—%
Total	$335,987,191	$336,201,763	100.0%	$274,823,522	$275,426,441	100.0%
_______________
(1)Other includes $7.1 million and $0.3 million of unused portion of a credit facility, $2.6 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at June 30, 2020 and December 31, 2019, respectively.

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

Results of Operations
        The following table presents the comparative results of our operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues
Interest income	$9,585,175	$10,805,438	$(1,220,263)	$19,237,040	$21,014,402	$(1,777,362)
Real estate operating revenue	2,251,095	2,527,256	(276,161)	4,564,146	4,848,494	(284,348)
Prepayment fee income	—	—	—	—	98,775	(98,775)
Other operating income	228,359	—	228,359	341,014	108,957	232,057
	12,064,629	13,332,694	(1,268,065)	24,142,200	26,070,628	(1,928,428)
Operating expenses
Operating expenses reimbursed to Manager	1,694,875	1,213,314	481,561	3,062,064	2,328,518	733,546
Asset management fee	1,140,426	956,985	183,441	2,169,959	1,837,340	332,619
Asset servicing fee	253,316	226,764	26,552	487,524	431,241	56,283
Provision for loan losses	169,300	—	169,300	1,314,294	—	1,314,294
Real estate operating expenses	871,207	764,108	107,099	1,815,725	1,519,963	295,762
Depreciation and amortization	946,494	946,494	—	1,892,988	1,892,988	—
Impairment charge	—	1,550,000	(1,550,000)	—	1,550,000	(1,550,000)
Professional fees	373,098	2,545,321	(2,172,223)	667,859	2,718,107	(2,050,248)
Directors fees	33,750	83,750	(50,000)	117,500	167,500	(50,000)
Other	267,702	75,694	192,008	332,651	93,278	239,373
	5,750,168	8,362,430	(2,612,262)	11,860,564	12,538,935	(678,371)
Operating income	6,314,461	4,970,264	1,344,197	12,281,636	13,531,693	(1,250,057)
Other income and expenses
Interest expense from obligations under participation agreements	(1,992,743)	(2,974,837)	982,094	(4,593,501)	(5,899,147)	1,305,646
Interest expense on repurchase agreement payable	(1,469,669)	(1,366,562)	(103,107)	(3,020,939)	(2,300,535)	(720,404)
Interest expense on mortgage loan payable	(749,753)	(782,350)	32,597	(1,500,389)	(1,562,621)	62,232
Interest expense on revolving credit facility	(599,989)	—	(599,989)	(774,978)	—	(774,978)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)	—	(319,453)
Realized gains on marketable securities	1,076,213	—	1,076,213	1,085,107	—	1,085,107
Unrealized gains on marketable securities	67,522	—	67,522	67,522	—	67,522
	(3,668,419)	(5,123,749)	1,455,330	(9,056,631)	(9,762,303)	705,672
Net income (loss)	$2,646,042	$(153,485)	$2,799,527	$3,225,005	$3,769,390	$(544,385)

Net Loan Portfolio

        In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and repurchase agreement payable.

        The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$403,107,647	9.3%	$383,193,015	10.8%
Obligations under participation agreements	(73,120,692)	10.9%	(95,337,563)	12.2%
Repurchase agreement payable	(94,768,307)	3.8%	(78,140,846)	4.8%
Net loans (3)	$235,218,648	11.0%	$209,714,606	12.4%
Senior loans
Gross loans	$212,859,783	6.7%	$143,125,696	7.9%
Obligations under participation agreements	(27,807,684)	9.1%	(6,800,000)	12.4%
Repurchase agreement payable	(94,768,307)	3.8%	(78,140,846)	4.8%
Net loans (3)	$90,283,792	9.1%	$58,184,850	11.6%
Subordinated loans (4)
Gross loans	$190,247,864	12.2%	$240,067,319	12.5%
Obligations under participation agreements	(45,313,008)	12.0%	(88,537,563)	12.2%
Net loans (3)	$144,934,856	12.2%	$151,529,756	12.7%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$395,636,304	9.4%	$368,486,550	11.0%
Obligations under participation agreements	(81,213,576)	11.5%	(96,415,887)	12.2%
Repurchase agreement payable	(94,617,024)	3.9%	(61,443,378)	4.8%
Net loans (3)	$219,805,704	11.0%	$210,627,285	12.3%
Senior loans
Gross loans	201,392,405	6.7%	127,213,974	8.3%
Obligations under participation agreements	(23,368,896)	9.7%	(9,200,440)	12.3%
Repurchase agreement payable	(94,617,024)	3.8%	(61,443,378)	4.8%
Net loans (3)	$83,406,485	9.1%	$56,570,156	11.4%
Subordinated loans (4)
Gross loans	194,243,899	12.2%	241,272,576	12.5%
Obligations under participation agreements	(57,844,680)	12.2%	(87,215,447)	12.2%
Net loans (3)	$136,399,219	12.2%	$154,057,129	12.7%
_______________
(1)Amount is calculated based on the number of days each loan is outstanding.
(2)Amount is calculated based on the underlying principal amount of each loan.
(3)The weighted average coupon rate represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.
(4)Subordinated loans include mezzanine loans, preferred equity investments and credit facilities.

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest income decreased by approximately $1.2 million and $1.8 million, respectively, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments.

Real Estate Operating Revenue

For each of the three and six months ended June 30, 2020 as compared to the same periods in 2019, real estate operating revenue decreased by $0.3 million, primarily due to a decrease in parking fee income.

Prepayment Fee Income

        Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

        For the six months ended June 30, 2019, we received prepayment fee income of $0.1 million on the early repayment of a loan. There was no prepayment fee income for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020.

Other Operating Income

Other operating income includes loan processing fee, administrative fee, application fee and non-refundable deal deposits.

For each of the three and six months ended June 30, 2020 as compared to the same periods in 2019, other operating income increased by $0.2 million, primarily due to an increase in non-refundable deal deposits.

Operating Expenses Reimbursed to Manager

        Under the terms of the management agreement with the Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, operating expenses reimbursed to Manager increased by $0.5 million and $0.7 million, respectively, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by our Manager and its affiliates as a result of the Merger and issuance of Common Stock to TIF3 REIT transactions.

Asset Management Fee

        Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, asset management fee increased by $0.2 million and $0.3 million, respectively, primarily due to an increase in total funds under management.

Provision for Loan Losses

        The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

        As of June 30, 2020, we had five loans with a loan risk rating of “4” and recorded a provision for loan losses of $1.3 million for the six months ended June 30, 2020. For the three months ended June 30, 2020, we recorded a provision for loan losses of $0.2 million as a result of an increase in loans with a risk rating of “4” in the second quarter of 2020. There was no provision for loan losses for the three and six months ended June 30, 2019 because we didn't have any loans with a loan risk rating of “4” or “5” as of June 30, 2019. For both the three and six months ended June 30, 2020 and 2019, we did not record any specific allowance for loan losses.

Real Estate Operating Expenses

        Real estate operating expenses represent expenses incurred by the multi-tenant office building and the land, which include repairs and maintenances, utilities, real estate taxes, management fees and other operating expenses incurred in connection with the operation of the office building and the maintenance of the land.

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, real estate operating expenses increased by $0.1 million and $0.3 million, respectively, primarily due to an increase in real estate taxes.

Impairment Charge

We did not record any impairment charge for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, we recorded an impairment charge of $1.6 million on the 4.9 acres of adjacent land that we acquired via deed in lieu of foreclosure in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Professional Fees

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, professional fees decreased by $2.2 million and $2.1 million, respectively, primarily due to $2.4 million of professional fees directly incurred in the second quarter of 2019, and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity, partially offset by additional professional fees incurred in connection with financial reporting compliance since becoming a public reporting entity in December 2019.

Other

For both the three and six months ended June 30, 2020 as compared to the same periods in 2019, other operating expenses increased by $0.2 million, primarily due to an increase in un-reimbursed transaction-related costs.

Interest Expense from Obligations under Participation Agreements

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest expense from obligations under participation agreements decreased by $1.0 million and $1.3 million, respectively, primarily due to a decrease in weighted average outstanding principal balance on obligations under participation agreements as a result of the Merger and Issuance of Common Stock to TIF3 REIT as well as a decrease in the weighted average coupon rate on obligations under participation agreements.

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

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest expense on repurchase agreement payable increased by $0.1 million and $0.7 million, respectively, due to an increase in the weighted average amount outstanding, partially offset by a decrease in the weighted average interest rate, as well as an accrual for the minimum interest provision under the master repurchase agreement.

Interest Expense on Revolving Credit Facility

        On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations.

        For the three and six months ended June 30, 2020, we recorded interest expense on revolving credit facility of $0.6 million and $0.8 million, respectively. We entered into the credit facility agreement in June 2019 and there was no balance outstanding for the three and six months ended June 30, 2019.

Net Loss on Extinguishment of Obligations under Participation Agreements

        In March 2020, as a result of the Merger and Issuance of Common Stock to TIF3 REIT, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million.

Realized Gains on Marketable Securities

For each of the three and six months ended June 30, 2020, we sold $5.8 million of marketable securities and recognized realized gains on marketable securities of $1.1 million. There were no sales of marketable securities for the three and six months ended June 30, 2019.

Unrealized Gains on Marketable Securities

As of June 30, 2020, we owned $0.2 million of marketable securities and recorded unrealized gains on marketable securities of $0.1 million for each of the three and six months ended June 30, 2020, representing the change in the fair value of the marketable securities.

Net Income

        For the three months ended June 30, 2020, the resulting net income was $2.6 million, compared to a resulting net loss of $0.2 million for the same period in 2019. For the six months ended June 30, 2020 as compared to the same period in 2019, the resulting net income decreased by $0.5 million.

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

        We may also issue additional equity, equity-related and debt securities to fund our investment strategies. We may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of our capital raising transactions, we may grant to one or more of these vehicles certain control rights over our activities including rights to approve major decisions we take as part of our business. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for our business. During the three months ended June 30, 2020, we paid distributions of $0.0805, $0.0738 and $0.0738 per share of common stock for each of the months of April, May and June, respectively, which translated to a distribution rate of approximately 5.5% of the fair value per share. Going forward, we intend to target a distribution rate of approximately 5.0% of the fair value per share, which we believe is more closely aligned with our earnings per share. Distributions are made at the discretion of our board and will depend upon, among other things, our actual results of operations and liquidity.

        Our obligations under participation agreements totaling $26.1 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $81.6 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans as well as from proceeds from the unused portion of borrowing facilities. Additionally, we had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2020. We expect to extend the maturity of the loan payable for another year.

        On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and have a maturity date of December 12, 2020. We expect to extend the maturity of the master repurchase agreement for another year or refinance it with a different facility. As of June 30, 2020, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 3.8%, calculated using the 30-day LIBOR of 0.16% as of June 30, 2020. As of June 30, 2020, the amount remaining available under the repurchase agreement was $54.6 million.

        Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, we are required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. We currently expect the actual interest paid in calendar year 2020 on borrowings under the master repurchase agreement to be less than $4.2 million. As a result, we accrued approximately $0.3 million for the six months ended June 30, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

        The master repurchase agreement contains margin call provisions that provide the buyer with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreement. Upon the occurrence of a margin deficit event, the buyer may require the seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the six months ended June 30, 2020, we received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the master repurchase agreement.

        On June 20, 2019, we entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. In June and July 2020, we amended the revolving credit facility twice to extend the maturity to September 3, 2020. As of June 30, 2020, the revolving credit facility was fully utilized. We have sufficient cash on hand to repay the amount outstanding under the revolving credit facility.

Cash Flows from Operating Activities

        For the six months ended June 30, 2020 as compared to the same period in 2019, cash flows from operating activities decreased by $3.2 million, primarily due to a decrease in contractual interest income.

Cash Flows used in Investing Activities

        For the six months ended June 30, 2020, cash flows used in investing activities were $34.4 million, primarily related to origination and purchase of loans of $54.3 million and the purchase of marketable securities of $4.9 million, partially offset by proceeds from repayments of loans of $19.0 million and proceeds from sale of marketable securities of $5.8 million.

        For the six months ended June 30, 2019, cash flows used in investing activities were $15.4 million, primarily related to origination and purchase of loans of $85.3 million, partially offset by proceeds from repayments of loans of $70.1 million.

Cash Flows from Financing Activities

        For the six months ended June 30, 2020, cash flows from financing activities were $81.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from borrowings under our repurchase agreement of $17.6 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by TIF3 REIT of $8.6 million and proceeds from obligations under participation agreements of $24.8 million, partially offset by distributions paid of $13.3 million, repayment of borrowings under repurchase agreement of $3.4 million, payment for repurchase of common stock of $3.6 million and repayments on obligations under participation agreements of $0.4 million.

        For the six months ended June 30, 2019, cash flows from financing activities were $18.8 million, primarily due to proceeds from borrowings under repurchase agreement of $47.9 million, proceeds from obligations under participation agreements of $9.2 million and an increase in interest reserve and other deposits hold on investments of $2.3 million, partially offset by repayments on obligations under participation agreements of $24.9 million and distributions paid of $15.2 million.

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

        We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, we did not incur any interest or penalties.

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

Contractual Obligations

        The following table provides a summary of our contractual obligations at June 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$78,116,748	$26,109,932	$52,006,816	$—	$—
Mortgage loan payable — principal (2)	44,481,855	44,481,855	—	—	—
Repurchase agreement payable — principal (3)	95,356,360	95,356,360	—	—	—
Revolving credit facility payable — principal (4)	35,000,000	35,000,000	—	—	—
Interest on borrowings (5)	14,760,282	9,401,889	5,358,393	—	—
Unfunded lending commitments (6)	92,711,428	81,641,923	11,069,505	—	—
Ground lease commitment (7)	83,825,813	1,264,500	2,529,000	2,529,000	77,503,313
	$444,252,486	$293,256,459	$70,963,714	$2,529,000	$77,503,313
___________________________
(1)In the normal course of business, we enter into participation agreements with related parties, and to a lesser extent, unrelated parties, whereby we transfer a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on our consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. We have no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(2)We have an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.3 million.
(3)We may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $0.8 million.
(4)Our revolving credit facility was scheduled to mature on June 20, 2020. In June 2020 and July 2020, we amended the credit agreement twice to extend the maturity date to September 3, 2020. We have sufficient cash on hand to repay the amount outstanding under the revolving credit facility.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2020. Amount represents interest expense through maturity plus exit fee as application.
(6)Certain of our loans provide for a commitment to fund the borrower at a future date. As of June 30, 2020, we had eight of such loans with total funding commitments of $305.6 million, of which $212.9 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$250,601	$117,380	$688,218	$800,552
Asset management fee	1,140,426	956,985	2,169,959	1,837,340
Asset servicing fee	253,316	226,764	487,524	431,241
Operating expenses reimbursed to Manager	1,694,875	1,213,314	3,062,064	2,328,518
Disposition fee (2)	220,424	167,091	295,944	637,024
Total	$3,559,642	$2,681,534	$6,703,709	$6,034,675
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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

        As of June 30, 2020, the principal balance of our participation obligations totaled $78.1 million, consisting of $44.0 million in participation obligations to Terra Fund 6 and $34.1 million in participation obligations to third-parties.

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

        For the three months ended June 30, 2020, the weighted average outstanding principal balance on obligations under participation agreements was approximately $73.1 million, and the weighted average interest rate was approximately 10.9%, compared to weighted average outstanding principal balance of approximately $95.3 million, and weighted average interest rate of approximately 12.2% for the three months ended June 30, 2019. For the six months ended June 30, 2020, the weighted average outstanding principal balance on obligations under participation agreements was approximately $81.2 million, and the weighted average interest rate was approximately 11.5%, compared to weighted average outstanding principal balance of approximately $96.4 million, and weighted average interest rate of approximately 12.2% for the six months ended June 30, 2019.

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

        As of June 30, 2020, we had 13 investments with an aggregate principal balance of $253.1 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million

        Additionally, we had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $95.4 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% with LIBOR floor ranging from no floor to 2.52% and collateralized by $142.8 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease our total annual interest expense by approximately $0.04 million and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.3 million.

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

        We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2020 and 2019, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors.
        There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 other than as set forth below.

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
        The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows. Some of the factors that impacted us to date and may continue to affect us include the following:
•the decline in the value of commercial real estate, which negatively impacts the value of our loans, potentially materially;

•to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our master repurchase agreement with Goldman Sachs Bank USA, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations. We may not have the funds available to repay such financing obligations, and we may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure our financing obligations in order to pay outstanding financing obligations may be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us;

•difficulty accessing debt and equity capital on attractive terms, or at all;

•a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect our or our borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);

•government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction loans may prevent the completion, on a timely basis or at all, of such projects.

•unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;

•our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;

•a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments;

•disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;

•our need to sell assets, including at a loss;

•reductions in loan origination activities;

•inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and

•our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

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
Holders of our common stock may receive distributions on a delayed basis or distributions may decrease over time. Changes in the amount and timing of distributions we pay or in the tax characterization of distributions we pay may adversely affect the fair value of our common stock or may result in holders of our common stock being taxed on distributions at a higher rate than initially expected.

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
For the year ended December 31, 2019, we paid $30.4 million of cash distributions on our common stock, representing total distributions of $2.03 per share. For the six months ended June 30, 2020, our board of directors declared total cash distributions of $0.76 per share that were paid monthly in the same period in which each was declared.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 1, 2020, Terra Property Trust 2 merged with and into us with us continuing as the surviving company. In connection with the merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, as consideration in the merger. In addition, on March 2, 2020, TIF3 REIT contributed cash and released the obligations under certain participation agreements to us in exchange for the issuance of 2,457,684.59 shares of our common stock. The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2020 to April 30, 2020	212,691 (1)	$17.02	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	212,691 (1)	$17.02	—	—
_______________
(1)On April 29, 2020, we repurchased, at a price of $17.02 per share, the 212,691 shares previously sold to TIF3 REIT.
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

2.3
Agreement and Plan of Merger, dated February 28, 2020, by and among Terra Property Trust, Inc., Terra Property Trust 2, Inc. and Terra Secured Income Fund 7, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-56117) filed with the SEC on March 5, 2020).

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

Exhibit No.	Description and Method of Filing

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)