Form 10-Q
period 2020-09-30
Terra Property Trust, Inc.
filed 2020-11-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2020, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$65,729,695	$29,609,484
Restricted cash	26,017,300	18,542,163
Cash held in escrow by lender	1,864,351	2,398,053
Marketable securities	1,205,001	—
Loans held for investment, net	433,684,904	375,462,222
Loans held for investment acquired through participation, net	4,296,001	3,150,546
Real estate owned, net (Note 5)
Land, building and building improvements, net	63,801,549	64,751,247
Lease intangible assets, net	10,313,504	12,845,228
Operating lease right-of-use assets	16,107,700	16,112,925
Interest receivable	2,860,568	1,876,799
Other assets	3,076,516	2,594,411
Total assets	$628,957,089	$527,343,078
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$103,451,342	$—
Obligations under participation agreements (Note 7)	89,232,590	103,186,327
Repurchase agreement payable, net of deferred financing fees	—	79,608,437
Mortgage loan payable, net of deferred financing fees and other	44,327,598	44,753,633
Revolving credit facility payable	25,000,000	—
Interest reserve and other deposits held on investments	26,017,300	18,542,163
Operating lease liabilities	16,107,700	16,112,925
Lease intangible liabilities, net (Note 5)	10,371,307	11,424,809
Due to Manager (Note 7)	1,468,651	1,037,168
Interest payable	1,186,535	1,076,231
Accounts payable and accrued expenses	2,951,724	1,749,525
Unearned income	650,340	624,021
Distributions payable	3,906	—
Other liabilities	853,126	1,684,106
Total liabilities	321,622,119	279,799,345
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both September 30, 2020 and December 31, 2019	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 and 15,125,681 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	194,875	151,257
Additional paid-in capital	373,443,672	301,727,297
Accumulated deficit	(66,428,577)	(54,459,821)
Total equity	307,334,970	247,543,733
Total liabilities and equity	$628,957,089	$527,343,078
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Interest income	$9,994,763	$10,690,405	$29,231,803	$31,704,807
Real estate operating revenue	2,990,919	2,362,105	7,555,065	7,210,599
Prepayment fee income	—	—	—	98,775
Other operating income	76,736	40,458	417,750	149,415
	13,062,418	13,092,968	37,204,618	39,163,596
Operating expenses
Operating expenses reimbursed to Manager	1,719,767	1,308,453	4,781,831	3,636,971
Asset management fee	1,151,166	942,548	3,321,125	2,779,888
Asset servicing fee	258,860	220,881	746,384	652,122
Provision for loan losses	42,443	—	1,356,737	—
Real estate operating expenses	841,708	815,690	2,657,433	2,335,653
Depreciation and amortization	1,811,266	946,495	3,704,254	2,839,483
Impairment charge	—	—	—	1,550,000
Professional fees (1)	407,444	333,203	1,075,303	3,051,310
Directors fees	36,250	83,750	153,750	251,250
Other	72,231	18,983	404,882	112,261
	6,341,135	4,670,003	18,201,699	17,208,938
Operating income	6,721,283	8,422,965	19,002,919	21,954,658
Other income and expenses
Interest expense from obligations under participation agreements	(2,211,901)	(3,022,202)	(6,805,402)	(8,921,349)
Interest expense on repurchase agreement payable	(706,527)	(1,407,889)	(3,727,466)	(3,708,424)
Interest expense on mortgage loan payable	(756,509)	(770,446)	(2,256,898)	(2,333,067)
Interest expense on revolving credit facility	(463,333)	(74,794)	(1,238,311)	(74,794)
Interest expense on term loan payable	(476,411)	—	(476,411)	—
Net loss on extinguishment of obligations under participation agreements	—	—	(319,453)	—
Realized gains on marketable securities	75,055	—	1,160,162	—
Unrealized (losses) gains on marketable securities	(38,527)	—	28,995	—
	(4,578,153)	(5,275,331)	(13,634,784)	(15,037,634)
Net income	$2,143,130	$3,147,634	$5,368,135	$6,917,024
Preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Net income allocable to common stock	$2,139,224	$3,143,728	$5,356,417	$6,905,306

Earnings per share — basic and diluted	$0.11	$0.21	$0.29	$0.46

Weighted-average shares — basic and diluted	19,487,461	14,915,302	18,586,627	14,913,769

Distributions declared per common share	$0.20	$0.51	$0.96	$1.53
_______________
(1)Amount for the nine months ended September 30, 2019 included $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of the Company becoming a public entity. In the second quarter of 2019, Management decided to postpone indefinitely the Company’s public offering.
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income, net of tax
Net income	$2,143,130	$3,147,634	$5,368,135	$6,917,024
Other comprehensive income
Net unrealized gains on marketable securities	—	—	192,919	—
Reclassification of net realized gains on marketable securities into earnings	—	—	(192,919)	—
	—	—	—	—
Total comprehensive income	$2,143,130	$3,147,634	$5,368,135	$6,917,024
Preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Comprehensive income attributable to common shares	$2,139,224	$3,143,728	$5,356,417	$6,905,306

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at December 31, 2019	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248		—	75,379,993
Distributions declared on common shares ($0.53 per share)	—	—	—	—	—	—	(8,832,071)	—	(8,832,071)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	578,963	—	578,963
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(8,894)	(8,894)
Balance at March 31, 2020	—	125	125,000	19,700,151	197,002	377,061,545	(62,716,835)	184,025	314,850,737
Repurchase of common stock	—	—	—	(212,691)	(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common share ($0.23 per share)	—	—	—	—	—	—	(4,459,975)	—	(4,459,975)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	2,646,042	—	2,646,042
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(184,025)	(184,025)
Balance at June 30, 2020	—	125	125,000	19,487,460	194,875	373,443,672	(64,534,674)	—	309,228,873
Distributions declared on common share ($0.20 per share)	—	—	—	—	—	—	(4,033,127)	—	(4,033,127)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	2,143,130	—	2,143,130
Balance at September 30, 2020	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(66,428,577)	$—	$307,334,970

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at December 31, 2018	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$—	$265,292,359
Distributions declared on common shares ($0.51 per share)	—	—	—	—	—	—	(7,556,413)	—	(7,556,413)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	3,922,875	—	3,922,875
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	—	125	125,000	14,912,990	149,130	298,109,424	(36,728,639)	—	261,654,915
Distributions declared on common share ($0.51 per share)	—	—	—	—	—	—	(7,626,503)	—	(7,626,503)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net loss	—	—	—	—	—	—	(153,485)	—	(153,485)
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	—	125	125,000	14,912,990	149,130	298,109,424	(44,512,533)	—	253,871,021
Issuance of common stock	—	—	—	212,691	2,127	3,617,873	—		3,620,000
Distributions declared on common share ($0.51 per share)	—	—	—	—	—	—	(7,568,342)	—	(7,568,342)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	3,147,634	—	3,147,634
Balance at September 30, 2019	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(48,937,147)	$—	$253,066,407

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,368,135	$6,917,024
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(1,813,230)	(1,731,902)
Depreciation and amortization	3,704,254	2,839,483
Provision for loan losses	1,356,737	—
Impairment charge	—	1,550,000
Lease termination fee income	(236,000)	—
Amortization of net purchase premiums on loans	41,807	71,990
Straight-line rent adjustments	(727,806)	(612,480)
Amortization of deferred financing costs	1,484,995	1,490,182
Net loss on extinguishment of obligations under participation agreements	319,453	—
Amortization of above- and below-market rent intangibles	(942,574)	(335,248)
Amortization and accretion of investment-related fees, net	(16,424)	(24,264)
Amortization of above-market rent ground lease	(97,761)	(97,761)
Realized gains on marketable securities	(1,160,162)	—
Unrealized gains on marketable securities	(28,995)	—
Changes in operating assets and liabilities:
Interest receivable	(983,769)	237,579
Other assets	(128,693)	2,167,344
Due to Manager	111,076	(85,625)
Unearned income	(559,002)	396,129
Interest payable	110,304	(147,974)
Accounts payable and accrued expenses	1,228,370	(75,779)
Other liabilities	(805,229)	400,257
Net cash provided by operating activities	6,225,486	12,958,955
Cash flows from investing activities:
Origination and purchase of loans	(85,758,523)	(114,805,997)
Proceeds from repayments of loans	28,690,175	147,889,592
Purchase of marketable securities	(6,039,567)	—
Proceeds from sale of marketable securities	6,023,723	—
Capital expenditures on real estate	—	(242,071)
Net cash (used in) provided by investing activities	(57,084,192)	32,841,524
Cash flows from financing activities:
Proceeds from borrowings under the term loan	105,888,747	—
Proceeds from borrowings under revolving credit facility	35,000,000	4,000,000
Proceeds from borrowings under repurchase agreement	22,860,134	51,290,313
Proceeds from issuance of common stock in the Merger	16,897,074	—
Proceeds from issuance of common stock to Terra Offshore Funds	8,600,000	—
Distributions paid	(17,332,985)	(22,759,070)
Proceeds from obligations under participation agreements	35,388,717	14,999,783
Repayment of borrowings under repurchase agreement	(103,994,570)	(34,200,000)
Payment for repurchase of common stock	(3,620,000)	—
Repayment of borrowings under revolving credit facility	(10,000,000)	(4,000,000)
Proceeds from issuance of common stock	—	3,620,000
Change in interest reserve and other deposits held on investments	7,475,137	5,160,013
Repayment of mortgage principal	(404,252)	(254,976)
Payment of financing costs	(2,279,872)	(256,453)
Repayments of obligations under participation agreements	(557,778)	(31,252,803)
Net cash provided by (used in) financing activities	93,920,352	(13,653,193)
Net increase in cash, cash equivalents and restricted cash	43,061,646	32,147,286
Cash, cash equivalents and restricted cash at beginning of period	50,549,700	28,538,853
Cash, cash equivalents and restricted cash at end of period (Note 2)	$93,611,346	$60,686,139

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$12,030,182	$13,205,625

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
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to Terra Offshore Funds

    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (the “Terra Offshore Funds”) and Terra Income Fund International, and another by and among the Company, Terra Offshore Funds and Terra Secured Income Fund 5 International, pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to Terra Offshore Funds”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore Funds:

Total Consideration
Equity issued to Terra Offshore Funds	$40,749,378
Proceeds from equity issued to Terra Offshore Funds	8,600,000
$32,149,378
Net Assets exchanged
Settlement of obligations under participation agreements	$32,112,257
Interest receivable	270,947
Due to Manager	(233,826)
Net assets acquired excluding cash and cash equivalents	$32,149,378

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental Non-Cash Investing Activities:

Lease Termination

In June 2020, the Company received a notice from a tenant occupying a portion of the office building that the Company acquired in July 2018 via foreclosure of their intention to terminate the lease (Note 5). The following table presents a summary of assets received and written off in connection with the lease termination effective September 4, 2020:

Lease Termination Fees:
Cash	$142,620
Furniture & Fixture	236,000
$378,620
Assets and Liabilities Write-offs:
In-place lease intangible assets	$869,694
Below-market rent liabilities	(616,392)
Rent receivable	125,318
$378,620

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
September 30, 2020

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of September 30, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore Funds (Note 3).

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

    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Outstanding interest receivable is assessed for recoverability. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$65,729,695	$36,360,811
Restricted cash	26,017,300	22,530,675
Cash held in escrow by lender	1,864,351	1,794,653
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$93,611,346	$60,686,139

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

Term Loan

    The Company finances certain of its senior loans through borrowings under an indenture and credit agreement. The Company accounts for the borrowings as a term loan, which is carried at the contractual amount (cost), net of unamortized deferred financing fees.

Repurchase Agreement

The Company financed certain of its senior loans through repurchase transactions under a master repurchase agreement. The Company accounted for the repurchase transactions as secured borrowing transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees.

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

Notes to Unaudited Consolidated Financial Statements

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

     As of September 30, 2020, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2020, there has been an ongoing global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less

Notes to Unaudited Consolidated Financial Statements

certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Note 3. Merger and Issuance of Common Stock to Terra Offshore Funds

Merger

    On February 28, 2020, the Company entered into the Merger Agreement pursuant to which TPT2 was merged with and into the Company, with the Company continuing as the surviving corporation, effective March 1, 2020. In connection with the

Notes to Unaudited Consolidated Financial Statements

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
Issuance of Common Stock to Terra Offshore Funds
    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore Funds and Terra Income Fund International, and another by and among the Company, Terra Offshore Funds and Terra Secured Income Fund 5 International, pursuant to which the Company issued 2,457,684.59 shares of common stock of the Company to Terra Offshore Funds in exchange for the settlement of $32.1 million of participation interests in loans also held by the Company, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
    The fair value of the 2,457,684.59 shares of the Company’s stock issued in the transaction as consideration paid for Terra Offshore Funds was derived from the fair value per share of the Company as of December 31, 2019, which was the most recently determined fair value per share of the Company.

Notes to Unaudited Consolidated Financial Statements

    The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore Funds:

Total Consideration
Equity issued to Terra Offshore Funds	$40,749,378
$40,749,378
Net Assets of Terra Offshore Funds Received
Investments through participation interest, at fair value	$32,112,257
Cash and cash equivalents	8,600,000
Interest receivable	270,947
Due to Manager	(233,826)
Total identifiable net assets	$40,749,378
On April 29, 2020, the Company repurchased 212,691 shares of common stock that the Company had previously sold to Terra Offshore Funds on September 30, 2019.

Terra JV, LLC

    Prior to the completion of the Merger and the Issuance of Common Stock to Terra Offshore Funds transactions described above, Terra Fund 5 owned approximately 98.6% of the issued and outstanding shares of the Company’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which Terra Fund 5 was the sole managing member, and the remaining issued and outstanding shares of the Company’s common stock were owned by Terra Offshore Funds.

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

    As of September 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Net Loss on Extinguishment of Obligations Under Participation Agreements

    As discussed in Note 7, in the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The obligations under participation agreements were released as a result of the Merger and the Issuance of Common Stock to Terra Offshore Funds. In connection with these transactions, the Company recognized a net loss of $0.3 million for the three months ended March 31, 2020, which was primarily related to transaction costs incurred in connection with both transactions.

Notes to Unaudited Consolidated Financial Statements

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	8	13	21	8	15	23
Principal balance	$92,882,840	$344,467,447	$437,350,287	$70,692,767	$306,695,550	$377,388,317
Carrying value	$93,497,702	$344,483,203	$437,980,905	$71,469,137	$307,143,631	$378,612,768
Fair value	$93,894,902	$342,768,147	$436,663,049	$71,516,432	$307,643,983	$379,160,415
Weighted-average coupon rate	13.52%	7.87%	9.07%	11.93%	9.13%	9.65%
Weighted-average remaining term (years)	1.36	1.64	1.58	2.28	2.09	2.13
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.15% and 1.76% as of September 30, 2020 and December 31, 2019, respectively.
(2)As of September 30, 2020, amounts included $181.0 million of senior mortgages used as collateral for $105.9 million of borrowings under a term loan (Note 8). These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of September 30, 2020. As of December 31, 2019, amounts included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement (Note 8). These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of September 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the nine months ended September 30, 2020 and 2019:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	84,629,411	1,129,112	85,758,523
Principal repayments received	(28,690,175)	—	(28,690,175)
PIK interest (1)	2,893,620	—	2,893,620
Net amortization of premiums on loans	(46,043)	—	(46,043)
Accrual, payment and accretion of investment-related fees and other, net	792,606	16,343	808,949
Provision for loan losses	(1,356,737)	—	(1,356,737)
Balance, September 30, 2020	$433,684,904	$4,296,001	$437,980,905

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2019	$388,243,974	$—	$388,243,974
New loans made	112,838,406	1,967,591	114,805,997
Principal repayments received	(147,889,592)	—	(147,889,592)
Foreclosure of collateral (2)	(14,325,000)	—	(14,325,000)
PIK interest (1)	2,262,621	—	2,262,621
Net amortization of premiums on loans	(89,078)	—	(89,078)
Accrual, payment and accretion of investment-related fees, net (3)	(2,132,701)	7,952	(2,124,749)
Balance, September 30, 2019	$338,908,630	$1,975,543	$340,884,173
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $1.1 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses (Note 5).
(3)Amount for the nine months ended September 30, 2019 included $0.5 million of deferred origination fees that were previously recorded as unearned income.

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$250,300,429	$251,309,272	57.4%	$178,130,623	$178,203,675	47.1%
Preferred equity investments	158,845,748	159,430,885	36.4%	157,144,040	157,737,763	41.6%
Mezzanine loans	28,204,110	28,597,485	6.5%	42,113,654	42,671,330	11.3%
Allowance for loan losses	—	(1,356,737)	(0.3)%	—	—	—%
Total	$437,350,287	$437,980,905	100.0%	$377,388,317	$378,612,768	100.0%

	September 30, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$164,799,253	$165,076,200	37.7%	$142,055,845	$141,870,355	37.5%
Multifamily	112,789,601	113,420,246	25.9%	76,640,369	77,136,016	20.4%
Hotel	62,340,215	62,724,439	14.3%	46,598,011	46,731,939	12.3%
Student housing	46,970,724	47,395,804	10.8%	58,049,717	58,553,496	15.5%
Infill land	32,850,494	33,020,494	7.6%	36,444,375	36,624,375	9.7%
Condominium	10,600,000	10,700,459	2.4%	10,600,000	10,696,587	2.8%
Industrial	7,000,000	7,000,000	1.6%	7,000,000	7,000,000	1.8%
Allowance for loan losses	—	(1,356,737)	(0.3)%	—	—	—%
Total	$437,350,287	$437,980,905	100.0%	$377,388,317	$378,612,768	100.0%

Notes to Unaudited Consolidated Financial Statements

	September 30, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$202,790,086	$203,530,286	46.4%	$150,988,463	$151,108,109	39.9%
New York	76,495,046	76,621,029	17.5%	79,734,323	79,896,663	21.1%
Georgia	72,282,315	72,646,696	16.6%	61,772,764	61,957,443	16.4%
North Carolina	33,024,461	33,214,265	7.6%	32,592,767	32,766,311	8.7%
Washington	23,500,000	23,677,094	5.4%	23,500,000	23,661,724	6.2%
Massachusetts	7,000,000	7,000,000	1.6%	7,000,000	7,000,000	1.8%
Texas	3,729,649	3,766,866	0.9%	3,500,000	3,531,776	0.9%
Illinois	3,404,877	3,434,172	0.8%	8,004,877	8,071,562	2.1%
Kansas	3,098,139	3,124,794	0.7%	6,200,000	6,251,649	1.7%
Other (1)	12,025,714	12,322,440	2.8%	4,095,123	4,367,531	1.2%
Allowance for loan losses	—	(1,356,737)	(0.3)%	—	—	—%
Total	$437,350,287	$437,980,905	100.0%	$377,388,317	$378,612,768	100.0%
_______________
(1)Other includes $9.0 million and $1.1 million of the unused portion of a credit facility at September 30, 2020 and December 31, 2019, respectively. Other also includes a $3.0 million loan with collateral located in South Carolina at both September 30, 2020 and December 31, 2019.

Loan Risk Rating

    As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	0	$—	$—	—%	—	$—	$—	—%
2	2	24,000,000	24,170,000	5.5%	5	50,000,000	50,284,751	13.3%
3	14	322,901,131	324,464,200	73.9%	17	322,648,317	323,588,017	85.4%
4 (1)	5	90,449,156	90,703,442	20.6%	—	—	—	—%
5	0	—	—	—%	—	—	—	—%
Other (2)	0	—	—	—%	1	4,740,000	4,740,000	1.3%
	21	$437,350,287	439,337,642	100.0%	23	$377,388,317	378,612,768	100.0%
Allowance for loan losses			(1,356,737)				—
Total, net of allowance for loan losses			$437,980,905				$378,612,768
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

    As of September 30, 2020, the Company had five loans with a loan risk rating of “4” and recorded a general allowance for loan losses of $1.4 million.

Notes to Unaudited Consolidated Financial Statements

     The following table presents the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Allowance for loan losses, beginning of period	$—	$—
Provision for loan losses	1,356,737	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$1,356,737	$—

    The allowance for loan losses reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of COVID-19.

Note 5. Real Estate Owned, Net

Real Estate Activities

2020 — In June 2020, the Company received a notice from a tenant occupying a portion of the office building that the Company acquired in July 2018 via foreclosure of their intention to terminate the lease. In connection with the lease termination effective September 4, 2020, the Company received from the tenant lease termination fee of $0.4 million, which included approximately $0.2 million of cash and $0.2 million of the furniture and fixtures in the office space. The furniture and fixtures have a remaining useful life of 2.5 year life and is being depreciated on a straight-line basis over the remaining useful life. Additionally, the Company wrote off the related unamortized in-place lease intangible assets of $0.9 million, unamortized below-market rent intangible liabilities of $0.6 million and rent receivable of $0.1 million. There was no gain or loss recognized on the lease termination.

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

For the nine months ended September 30, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(2,801,852)	48,924,117	51,725,969	(1,831,980)	49,893,989
Tenant improvements	1,854,640	(600,771)	1,253,869	1,854,640	(392,812)	1,461,828
Furniture and fixtures	236,000	(7,867)	228,133	—	—	—
Total real estate	67,212,039	(3,410,490)	63,801,549	66,976,039	(2,224,792)	64,751,247
Lease intangible assets:
In-place lease	15,852,232	(5,657,232)	10,195,000	15,852,232	(3,138,675)	12,713,557
Above-market rent	156,542	(38,038)	118,504	156,542	(24,871)	131,671
Total intangible assets	16,008,774	(5,695,270)	10,313,504	16,008,774	(3,163,546)	12,845,228
Lease intangible liabilities:
Below-market rent	(3,371,314)	1,613,856	(1,757,458)	(3,371,314)	658,115	(2,713,199)
Above-market ground lease	(8,896,270)	282,421	(8,613,849)	(8,896,270)	184,660	(8,711,610)
Total intangible liabilities	(12,267,584)	1,896,277	(10,371,307)	(12,267,584)	842,775	(11,424,809)
Total real estate	$70,953,229	$(7,209,483)	$63,743,746	$70,717,229	$(4,545,563)	$66,171,666

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real estate operating revenues:
Lease revenue	$2,515,678	$1,916,624	$6,359,883	$5,761,649
Other operating income	475,241	445,481	1,195,182	1,448,950
Total	$2,990,919	$2,362,105	$7,555,065	$7,210,599
Real estate operating expenses:
Utilities	$58,468	$78,144	$131,498	$147,744
Real estate taxes	234,375	81,967	700,125	242,686
Repairs and maintenances	119,512	217,379	516,073	635,104
Management fees	50,392	62,662	165,169	185,622
Lease expense, including amortization of above-market ground lease	283,538	283,538	850,614	850,614
Other operating expenses	95,423	92,000	293,954	273,883
Total	$841,708	$815,690	$2,657,433	$2,335,653

Leases

    On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses. In connection with the foreclosure, the Company assumed four leases whereby the Company is the

Notes to Unaudited Consolidated Financial Statements

lessor to the leases. These four tenant leases had remaining lease terms ranging from 6.3 years to 8.8 years as of July 30, 2018 and provide for annual fixed rent increase. Three of the tenant leases each provides two options to renew the lease for five years each and the remaining tenant lease provides one option to renew the lease for five years.

    In addition, the Company assumed a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 68.3 years and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease was scheduled for November 1, 2020, however the Company is currently negotiating with the landlord to determine the fair value of the land, on which the ground rent is based. Since future rent increase on the ground lease is unknown, the Company did not include the future rent increase in calculating the present value of future rent payments. The ground lease does not provide for renewal options.

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

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at September 30, 2020 are as follows:

Years Ending December 31,	Total
2020 (October 1 through December 31)	$1,709,310
2021	6,628,573
2022	7,132,812
2023	7,363,647
2024	7,600,861
Thereafter	5,310,878
Total	$35,746,081

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at September 30, 2020, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2020 (October 1 through December 31)	$(84,555)	$515,515	$(32,587)	$398,373
2021	(338,220)	2,062,060	(130,348)	1,593,492
2022	(338,220)	2,062,060	(130,348)	1,593,492
2023	(338,220)	2,062,060	(130,348)	1,593,492
2024	(338,220)	2,062,060	(130,348)	1,593,492
Thereafter	(201,519)	1,431,245	(8,059,870)	(6,830,144)
Total	$(1,638,954)	$10,195,000	$(8,613,849)	$(57,803)

Notes to Unaudited Consolidated Financial Statements

_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	September 30, 2020	December 31, 2019
Operating lease
Operating lease right-of-use assets	$16,107,700	$16,112,925
Operating lease liabilities	$16,107,700	$16,112,925

Weighted average remaining lease term — operating lease (years)	66.1	66.8

Weighted average discount rate — operating lease	7.9%	7.9%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$316,125	$316,125	$948,375	$948,375

    Supplemental non-cash information related to the ground lease was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948,375	$948,375

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$948,375	$948,375

    Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2020 (October 1 through December 31) (Year of rent reset)	$316,125
2021	1,264,500
2022	1,264,500
2023	1,264,500
2024	1,264,500
Thereafter	78,135,563
Total lease payments	83,509,688
Less: Imputed interest	(67,401,988)
Total	$16,107,700

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

Notes to Unaudited Consolidated Financial Statements

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

As of September 30, 2020 and December 31, 2019, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, term loan payable, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment or less net deferred costs , where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of September 30, 2020, according to the fair value hierarchy:

	September 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,205,001	$—	$—	$1,205,001
Debt securities	—	—	—	—
Total	$1,205,001	$—	$—	$1,205,001

Notes to Unaudited Consolidated Financial Statements

    The following table presents the activities of the marketable securities for the periods presented.

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$—	$—
Purchases	6,039,567	—
Proceeds from sale	(6,023,723)	—
Realized gains on marketable securities	1,160,162	—
Unrealized gains on marketable securities	28,995	—
Ending balance	$1,205,001	$—

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		September 30, 2020			December 31, 2019
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$433,100,287	$435,041,641	$432,367,413	$374,267,430	$375,462,222	$375,956,154
Loans held for investment acquired through participation, net	3	4,250,000	4,296,001	4,295,636	3,120,887	3,150,546	3,204,261
Allowance for loan losses		—	(1,356,737)	—	—	—	—
Total loans		$437,350,287	$437,980,905	$436,663,049	$377,388,317	$378,612,768	$379,160,415
Liabilities:
Term loan payable	3	$105,888,747	$103,451,342	$105,888,747	$—	$—	$—
Obligations under participation agreements	3	89,029,775	89,232,590	88,937,172	102,564,795	103,186,327	103,188,783
Mortgage loan payable	3	44,210,228	44,327,598	44,540,110	44,614,480	44,753,633	44,947,378
Repurchase agreement payable	3	—	—	—	81,134,436	79,608,437	81,134,436
Revolving credit facility payable	3	25,000,000	25,000,000	25,000,000	—	—	—
Total liabilities		$264,128,750	$262,011,530	$264,366,029	$228,313,711	$227,548,397	$229,270,597

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2020 and December 31, 2019 due to their short-term nature.

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

Notes to Unaudited Consolidated Financial Statements

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

    The fair values of the Company’s mortgage loan payable, repurchase agreement payable, term loan payable and revolving credit facility payable are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2020	Primary Valuation Technique	Unobservable Inputs	September 30, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$432,367,413	Discounted cash flow	Discount rate	4.45%	19.05%	10.73%
Loans held for investment acquired through participation, net	4,295,636	Discounted cash flow	Discount rate	12.95%	12.95%	12.95%
Total Level 3 Assets	$436,663,049
Liabilities:
Term loan payable	$105,888,747	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	88,937,172	Discounted cash flow	Discount rate	9.74%	19.05%	12.97%
Mortgage loan payable	44,540,110	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Revolving credit facility payable	25,000,000	Discounted cash flow	Discount rate	6.00%	6.00%	6.00%
Total Level 3 Liabilities	$264,366,029

	Fair Value at December 31, 2019	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$375,956,154	Discounted cash flow	Discount rate	4.71%	14.95%	9.77%
Loans held for investment acquired through participation, net	3,204,261	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
Total Level 3 Assets	$379,160,415
Liabilities:
Obligations under Participation Agreements	$103,188,783	Discounted cash flow	Discount rate	9.00%	14.95%	11.99%
Mortgage loan	44,947,378	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	81,134,436	Discounted cash flow	Discount rate	4.11%	4.75%	4.33%
Total Level 3 Liabilities	$229,270,597

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

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$285,205	$270,036	$973,423	$1,070,588
Asset management fee	1,151,166	942,548	3,321,125	2,779,888
Asset servicing fee	258,860	220,881	746,384	652,122
Operating expenses reimbursed to Manager	1,719,767	1,308,453	4,781,831	3,636,971
Disposition fee (2)	95,889	721,612	391,833	1,358,636
Total	$3,510,887	$3,463,530	$10,214,596	$9,498,205
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2020 and 2019, the Company has not received any breakup fees.

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

Distributions Paid

    For the three and nine months ended September 30, 2020, the Company made distributions to Terra Fund 5, Terra JV and Terra Offshore Funds in the aggregate of $4.0 million and $17.3 million, respectively, of which $1.9 million and $12.0 million were returns of capital, respectively (Note 10). For the three and nine months ended September 30, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million and $22.8 million, respectively, of which $4.6 million and $15.8 million were returns of capital, respectively (Note 10).

Due to Manager

    As of September 30, 2020 and December 31, 2019, approximately $1.5 million and $1.0 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to Terra Offshore Funds

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore Funds contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of September 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Terra Real Estate Credit Opportunities Fund, L.P.

On August 3, 2020, the Company entered into a subscription agreement with Terra Real Estate Credit Opportunities Fund, L.P. (“Terra Opportunities Fund”) whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Terra Opportunities Fund. Terra Opportunities Fund’s primary investment objective is to generate attractive risk-adjusted returns by purchasing secondary performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra Opportunities Fund may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of Terra Opportunities Fund is Terra Real Estate Credit Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC. As of September 30, 2020, none of the commitment has been drawn. On November 5, 2020, the Company funded $3.6 million of the commitment.

Terra International Fund 3, L.P.

    On September 30, 2019, the Company entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore Funds, a wholly-owned subsidiary of Terra International 3.

    Pursuant to this agreement, Terra International 3, through Terra Offshore Funds, contributed cash in the amount of $3.6 million to the Company in exchange for 212,691 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to the Company future cash proceeds, if any, raised from time to time by it, and the Company agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

    Under Cayman securities law, when there is a change in the terms of the offering, previously admitted partners have rights to rescind their subscription. On September 24, 2019, Terra International 3 amended its private placement memorandum to change its term from finite life to perpetual life with limited opportunity for liquidity, as well as to change the selling

Notes to Unaudited Consolidated Financial Statements

commission structure and to provide for a dividend reinvestment plan. As a result of the change in the terms of the offering, Terra International 3 received requests to rescind all of the units of its limited partnership interest at a price of $100,000 per unit. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares of common stock that the Company had previously sold to Terra Offshore Funds on September 30, 2019. Terra International 3 honored all of the rescission requests that it had received with proceeds from the repurchase.

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

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of September 30, 2020 and December 31, 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	September 30, 2020			December 31, 2019
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	4,250,000	4,296,001	25.00%	3,120,887	3,150,546
________________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of September 30, 2020, all of the commitment has been funded.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to PAs with affiliated entities as of September 30, 2020 and December 31, 2019:

			Transfers Treated as Obligations Under Participation Agreements as of September 30, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$29,759,295	$29,995,180	80.00%	$23,807,436	$23,907,454
370 Lex Part Deux, LLC (2)	52,444,552	52,491,871	35.00%	18,355,593	18,355,593
City Gardens 333 LLC (2)	28,021,972	28,029,531	14.00%	3,923,077	3,924,079
NB Private Capital, LLC (2)	20,228,730	20,402,772	16.67%	3,371,455	3,400,462
Orange Grove Property Investors, LLC (2)	10,600,000	10,700,459	80.00%	8,480,000	8,560,338
RS JZ Driggs, LLC (2)	8,200,000	8,278,664	50.00%	4,100,000	4,139,332
Stonewall Station Mezz LLC (2)	10,224,461	10,315,547	44.00%	4,498,763	4,538,305
The Bristol at Southport, LLC (5)	23,500,000	23,677,094	21.28%	5,000,000	5,037,680
TSG-Parcel 1, LLC (2)	17,000,000	17,170,000	11.11%	1,888,889	1,907,778
Windy Hill PV Five CM, LLC (5)	22,580,720	22,439,678	69.11%	15,604,562	15,461,569
	$222,559,730	$223,500,796		$89,029,775	$89,232,590

Notes to Unaudited Consolidated Financial Statements

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2019
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$12,932,034	$12,957,731	80.00%	$10,345,627	$10,387,090
2539 Morse, LLC (1)(3)(7)	7,000,000	7,067,422	40.00%	2,800,001	2,825,519
370 Lex Part Deux, LLC (2)(4)(7)	48,349,948	48,425,659	47.00%	22,724,476	22,724,476
Austin H. I. Owner LLC (1)(7)	3,500,000	3,531,776	30.00%	1,050,000	1,059,532
City Gardens 333 LLC (1)(2)(3)(4)(7)	28,049,717	28,056,179	47.00%	13,182,584	13,184,648
High Pointe Mezzanine Investments, LLC (3)(7)	3,000,000	3,263,285	37.20%	1,116,000	1,217,160
NB Private Capital, LLC (1)(2)(3)(4)(7)	20,000,000	20,166,610	72.40%	14,480,392	14,601,021
Orange Grove Property Investors, LLC (2)	10,600,000	10,696,587	80.00%	8,480,000	8,557,205
RS JZ Driggs, LLC (2)	8,200,000	8,286,629	50.00%	4,100,000	4,142,264
SparQ Mezz Borrower, LLC (1)(3)(7)	8,700,000	8,783,139	36.81%	3,202,454	3,231,689
Stonewall Station Mezz LLC (2)	9,792,767	9,875,162	44.00%	4,308,817	4,344,635
The Bristol at Southport, LLC (1)(3)(4)(7)	23,500,000	23,661,724	42.44%	9,974,444	10,043,088
TSG-Parcel 1, LLC (1)(2)(7)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
	$201,624,466	$202,951,903		$102,564,795	$103,186,327
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
(7)As discussed in Note 3, in March 2020, the Company settled an aggregate of $49.8 million of participation interests in loans held by the Company with TPT2 and Terra Offshore Funds, which Terra Offshore Funds received from Terra Secured Income Fund 5 International and Terra Income Fund International. In connection with the Merger and the Issuance of Common Stock to Terra Offshore Funds, the related participation obligations were settled.

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

Notes to Unaudited Consolidated Financial Statements

Note 8. Debt

Term Loan

On September 3, 2020, Terra Mortgage Capital I, LLC (the “Issuer” or the “Seller” ), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Indenture and Credit Agreement (the “Indenture and Credit Agreement”) with Goldman Sachs Bank USA, as initial lender (“Goldman”) and Wells Fargo Bank, National Association, as the trustee, custodian, collateral agent, loan agent and note administrator (“Wells Fargo”). The Indenture and Credit Agreement provides for (A) the borrowing by the Issuer from Goldman of approximately $103.0 million under a floating rate loan (the “Term Loan”) and (B) the issuance by the Issuer to Terra Mortgage Portfolio I, LLC (the “Class B Holder”) of an aggregate of approximately $76.7 million principal amount of Class B Income Notes due 2025 (the “Class B Notes” and, together with the Term Loan, the “Debt”). The Class B Holder is the parent of the Issuer and a wholly-owned subsidiary of the Company, and the sole holder of the Class B Notes. The Class B Holder is consolidated by the Company and the Term Loan represents amount due to Goldman under the Indenture and Credit Agreement. In addition, pursuant to the terms and conditions of the Indenture and Credit Agreement, Goldman has agreed to provide $3.6 million of additional future advances (the “Committed Advances”), and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by the Issuer and financed under the Indenture and Credit Agreement (the “Mortgage Assets”).

The stated maturity date of the Debt is March 14, 2025. The Term Loan bears interest at a variable rate initially equal to LIBOR (the “Benchmark Rate”) (but not less than 1.0% per annum), plus a margin of 4.25% per annum (plus 0.50% on and after the payment date in October 2022, plus 0.25% on and after the payment date in October 2023), payable each month, on the day specified in the Indenture and Credit Agreement beginning in September 2020 (each a “Payment Date”). The Benchmark Rate will convert to an alternate index rate following the occurrence of certain transition events (the “Alternate Benchmark Rate”). Except as described below, and provided there is no default under the Indenture and Credit Agreement, the Class B Notes are entitled to residual amounts collected by the Issuer in respect of Mortgage Assets, after payment of debt service on the Term Loan.

The Indenture and Credit Agreement is a term loan and does not contain any mark-to-market or margin provisions. Within a specified period following a monetary or material non-monetary default under a Mortgage Asset, the Class B Holder is required to prepay the portion of the Term Loan that is allocable to such Mortgage Asset (such prepayment is without premium, yield maintenance or other penalty). In connection with entering into the Indenture and Credit Agreement, the Company incurred $2.4 million of deferred financing costs, including a $1.3 million upfront fee paid to Goldman, which are being amortized to interest expense over the term of the facility. The Issuer also pays, with respect to the Committed Advances, an annual fee, payable monthly, equal to the Benchmark Rate or Alternate Benchmark Rate, as applicable, subject to a floor of 1.0% per annum, plus 4.25%.

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the "Guaranty") in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. As of September 30, 2020, the Company is in compliance with these covenants.

The Term Loan is secured by first-priority security interests in substantially all of the assets of the Issuer, including all of the Mortgage Assets (other than excluded property and subject to certain permitted liens), including specified cash accounts that include the accounts into which Mortgage Asset proceeds are or will be paid. The Mortgage Assets are serviced and administered by an independent third-party servicer.

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to

Notes to Unaudited Consolidated Financial Statements

have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of September 30, 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of September 30, 2020:

	September 30, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,898,718	$22,810,937	13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	48,973,981	49,206,919	49,138,842	29,293,059
AGRE DCP Palm Springs, LLC	44,136,105	44,346,025	44,334,772	24,180,687
MSC Fields Peachtree Retreat, LLC	23,308,334	23,439,777	23,398,194	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,014	17,922,482	10,800,000
University Park Berkeley, LLC	23,741,994	23,773,961	23,798,728	13,950,000
	$180,960,414	$181,704,414	$181,403,955	$105,888,747
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of September 30, 2020 using LIBOR of 0.15%.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

Repurchase Agreement

    On December 12, 2018, Terra Mortgage Capital I, LLC entered into an Uncommitted Master Repurchase Agreement (the “Master Repurchase Agreement”) with Goldman Sachs Bank USA. The Master Repurchase Agreement provided for advances of up to $150.0 million in the aggregate, which the Company used to finance certain secured performing commercial real estate loans.

    Advances under the Master Repurchase Agreement accrued interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and had a maturity date of December 12, 2020. The actual terms of financing for each asset was determined at the time of financing in accordance with the Master Repurchase Agreement.

The Master Repurchase Agreement contained margin call provisions that provide Goldman with certain rights in the event of a decline in the market value of the assets purchased under the Master Repurchase Agreement. Upon the occurrence of a margin deficit event, Goldman required the Seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. For the period from January 1, 2020 to the date of the termination of the Master Repurchase Agreement on September 3, 2020, the Company received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the Master Repurchase Agreement.

    In connection with the Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of Goldman (the “Guarantee Agreement”), pursuant to which the Company would guarantee the obligations of the Seller under the Master Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Master Repurchase Agreement would not exceed 50% of the then currently outstanding repurchase obligations under the Master Repurchase Agreement.

On September 3, 2020, the Company terminated the Master Repurchase Agreement and replaced it with the Term Loan as described above. In connection with the termination of the Master Repurchase Agreement, the Issuer repurchased all of its assets sold to Goldman pursuant to the Master Repurchase Agreement with the proceeds from the Term Loan, and Goldman released all security interests in such assets. In addition, Goldman unconditionally released the Company from, and terminated, the Guarantee Agreement in favor of Goldman, dated as of December 12, 2018, which provided for the guarantee by the Company of the obligations of the Issuer under the Master Repurchase Agreement, subject to certain exceptions and limitations.

Notes to Unaudited Consolidated Financial Statements

The Master Repurchase Agreement and the Guarantee Agreement contained various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contained financial covenants, which required the Company to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (iii) tangible net worth at an amount equal to or greater than 75% of the Company’s tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of December 31, 2019, the Company was in compliance with these covenants.

    In connection with entering into the Master Repurchase Agreement, the Company incurred $2.8 million of deferred financing costs, which were being amortized to interest expense over the term of the facility. In connection with the termination of the Master Repurchase Agreement, the remaining $0.5 million of unamortized deferred financing costs were carried over to the Term Loan to be amortized over the term of the Term Loan. As of December 31, 2019, unamortized deferred financing costs were $1.5 million.

    The following table presents summary information with respect to the Company’s outstanding borrowing under the Master Repurchase Agreement as of December 31, 2019:

	December 31, 2019
Arrangement	Weighted Average Rate (1)	Amount Outstanding	Amount Remaining Available	Weighted Average Term (2)
Master Repurchase Agreement	4.3%	$81,134,436	$68,865,564	1.55 years
_______________
(1)Amount is calculated using LIBOR of 1.76% as of December 31, 2019.
(2)The weighted average term is determined based on the current maturity of the corresponding loan. Each transaction under the facility has its own specific term. The Company may extend the maturity date of the Master Repurchase Agreement for a period of one year, subject to satisfaction of certain conditions.

    The following table presents detailed information with respect to each borrowing under the Master Repurchase Agreement as of December 31, 2019:

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

    For the nine months ended September 30, 2020 and 2019, the Company borrowed $22.9 million and $51.3 million under the Master Repurchase Agreement, respectively, for the financing of new and follow-on investments, and made repayments of $104.0 million and $34.2 million, respectively.

Notes to Unaudited Consolidated Financial Statements

Revolving Credit Facility

    On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. Each loan made under the Revolving Credit Facility shall be in a minimum aggregate principal amount of the lesser of $1.0 million or the then unused amount under the facility and cannot be more than $25.0 million in the aggregate with respect to each asset purchased with the proceeds from the Revolving Credit Facility. The Revolving Credit Facility was scheduled to mature on June 20, 2020. The Revolving Credit Facility was amended to extend the maturity to September 3, 2020. The Company is currently negotiating with the lender to extend the maturity of the Revolving Credit Facility by a year and the lender has waived the maturity default. In connection with obtaining the Revolving Credit Facility, the Company incurred deferred financing costs of $0.3 million, which was amortized over the original term of the facility. As of September 30, 2020, the amount outstanding under the Revolving Credit Facility was $25.0 million.

    The Revolving Credit Facility requires the Company to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. Additionally, the Revolving Credit Facility requires Terra LOC Portfolio I, LLC to maintain a tangible net worth of at least $100.0 million. As of September 30, 2020 and December 31, 2019, both the Company and Terra LOC Portfolio I, LLC are in compliance with these covenants.

    For the nine months ended September 30, 2020 and 2019, the Company borrowed $35.0 million and $4.0 million under the Revolving Credit Facility, respectively, and made repayments of $10.0 million and $4.0 million, respectively.

Mortgage Loan Payable

    As of September 30, 2020, the Company had a $44.2 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of September 30, 2020 and December 31, 2019:

				September 30, 2020		December 31, 2019
Lender	Current Interest Rate	Maturity Date (1)	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$44,210,228	$44,327,598	$50,348,316	$44,753,633	$52,776,236
_______________
(1)In September 2020, the Company exercised the option to extend the maturity of the mortgage loan payable by two years.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2020 are as follows:

Years Ending December 31,	Total
2020 (October 1 through December 31)	$25,000,000
2021	—
2022	44,210,228
2023	—
2024	—
Thereafter	105,888,747
175,098,975
Unamortized deferred financing costs	(2,320,035)
Total	$172,778,940

     At September 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $2.3 million and $1.4 million, respectively.

Notes to Unaudited Consolidated Financial Statements

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires participation interests meet certain criteria in order for the interest transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of September 30, 2020 and December 31, 2019, obligations under participation agreements had a carrying value of approximately $89.2 million and $103.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $223.5 million and $203.0 million, respectively, (see “Participation Agreements” in Note 7). The weighted-average interest rate on the obligations under participation agreements was approximately 10.6% and 11.8% as of September 30, 2020 and December 31, 2019, respectively.

Note 9. Commitments and Contingencies

Impact of COVID-19

    As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $64.2 million and $116.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans and proceeds from the Revolving Credit Facility.

Unfunded Investment Commitment

As discussed in Note 7, On August 3, 2020, the Company entered into a subscription agreement with Terra Opportunities Fund whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Terra Opportunities Fund. As of September 30, 2020, none of the commitment has been funded.

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

Notes to Unaudited Consolidated Financial Statements

Note 10. Equity

Earnings Per Share

The following table presents earnings per share for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,143,130	$3,147,634	$5,368,135	$6,917,024
Preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Net income allocable to common stock	$2,139,224	$3,143,728	$5,356,417	$6,905,306
Weighted-average shares outstanding - basic and diluted	19,487,461	14,915,302	18,586,627	14,913,769
Earnings per share - basic and diluted	$0.11	$0.21	$0.29	$0.46

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2020 and December 31, 2019, there were no Preferred Stock issued or outstanding.

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of September 30, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Notes to Unaudited Consolidated Financial Statements

    On September 30, 2019, the Company issued 212,691 shares of its common stock to Terra Offshore Funds at a price of $17.02 per share for total proceeds of $3.6 million. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares it previously sold to Terra Offshore Funds (Note 7).

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

    For the three and nine months ended September 30, 2020, the Company made distributions to Terra Fund 5, Terra JV and Terra Offshore Funds in the aggregate of $4.0 million and $17.3 million, respectively, of which $1.9 million and $12.0 million were returns of capital, respectively. For the three and nine months ended September 30, 2019, the Company made distributions to Terra Fund 5 totaling $7.6 million and $22.8 million, respectively, of which $4.6 million and $15.8 million were returns of capital, respectively. Additionally, for both the nine months ended September 30, 2020 and 2019, the Company made distributions to preferred stockholders of $11,718.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra International Fund 3, L.P. (“Terra International 3”); Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (“Terra Offshore Funds”); Terra Real Estate Credit Opportunities Fund, L.P. (“Terra Opportunities Fund”); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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

    As of September 30, 2020, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 21 investments in 10 states with an aggregate net principal balance of $348.3 million, a weighted average coupon rate of 8.7%, a weighted average loan-to-value ratio of 82.1% and a weighted average remaining term to maturity of 1.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 21 markets across 10 states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

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

    On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into us and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore Funds in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore Funds”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore Funds on September 30, 2019. As of September 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore Funds, and Terra Fund 5 and TIF7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
    We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

    As of September 30, 2020, there has been an ongoing global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

    We believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	13	21	10	21
Principal balance	$92,882,840	$344,467,447	$437,350,287	$89,029,775	$348,320,512
Amortized cost	93,497,702	344,483,203	437,980,905	89,232,590	348,748,315
Fair value	93,894,902	342,768,147	436,663,049	88,937,172	347,725,877
Weighted average coupon rate	13.52%	7.87%	9.07%	10.56%	8.69%
Weighted-average remaining term (years)	1.36	1.64	1.58	1.25	1.67

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.15% and 1.76% as of September 30, 2020 and December 31, 2019.
(2)As of September 30, 2020, amounts included $181.0 million of senior mortgages used as collateral for $105.9 million of borrowings under a term loan (Note 8). These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of September 30, 2020. As of December 31, 2019, amount included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement (Note 8). These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of September 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of September 30, 2020 and December 31, 2019, we own 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $63.7 million and $66.2 million as of September 30, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.2 million and $44.6 million as of September 30, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

    For the three months ended September 30, 2020 and 2019, we invested $10.3 million and $20.2 million in new and/or add-on loans, respectively, and had $9.6 million and $37.2 million of repayments, respectively, resulting in net investments of $0.7 million and repayments of $17.0 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement and the term loan.

    For the nine months ended September 30, 2020 and 2019, we invested $22.2 million and $48.5 million in new and/or add-on loans, respectively, and had $24.7 million and $82.4 million of repayments, respectively, resulting in net repayments of $2.5 million and $33.9 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement and the term loan.

    In addition, in March 2020, we issued 4,574,470.35 shares of our common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that we owned, cash of $25.5 million and other working capital. In connection with the Merger and Issuance of Common Stock to Terra Offshore Funds, the related participation obligations were settled.

For the three and nine months ended September 30, 2020, we sold $0.2 million and $6.0 million of marketable securities, respectively, and recognized net gains on sale of marketable securities of $0.1 million and $1.2 million, respectively.

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

	September 30, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$208,999,542	$210,032,471	60.2%	$160,984,996	$160,948,585	58.4%
Preferred equity investments	115,615,623	116,013,401	33.3%	84,202,144	84,485,061	30.7%
Mezzanine loans	23,705,347	24,059,180	6.9%	29,636,382	29,992,795	10.9%
Allowance for loan losses	—	(1,356,737)	(0.4)%	—	—	—%
Total	$348,320,512	$348,748,315	100.0%	$274,823,522	$275,426,441	100.0%

	September 30, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$130,839,098	$131,259,038	37.7%	$119,331,369	$119,145,879	43.3%
Multifamily	75,959,088	76,411,701	21.9%	49,017,844	49,331,885	17.9%
Hotel	57,841,452	58,186,134	16.7%	41,239,194	41,327,772	15.0%
Student housing	43,599,269	43,995,342	12.6%	26,470,740	26,725,148	9.7%
Infill land	30,961,605	31,112,716	8.9%	29,644,375	29,756,375	10.8%
Industrial	7,000,000	7,000,000	2.0%	7,000,000	7,000,000	2.5%
Condominium	2,120,000	2,140,121	0.6%	2,120,000	2,139,382	0.8%
Allowance for loan losses	—	(1,356,737)	(0.4)%	—	—	—%
Total	$348,320,512	$348,748,315	100.0%	$274,823,522	$275,426,441	100.0%

	September 30, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$148,302,789	$148,978,995	42.7%	$102,774,905	$102,622,718	37.3%
Georgia	72,282,315	72,646,696	20.8%	61,772,764	61,957,443	22.5%
New York	54,039,453	54,126,104	15.5%	52,909,847	53,029,923	19.3%
North Carolina	28,525,698	28,675,960	8.2%	28,283,950	28,421,676	10.3%
Washington	18,500,000	18,639,414	5.4%	13,525,556	13,618,636	4.9%
Massachusetts	7,000,000	7,000,000	2.0%	7,000,000	7,000,000	2.5%
Texas	3,729,649	3,766,866	1.1%	2,450,000	2,472,244	0.9%
Illinois	2,837,397	2,861,810	0.9%	2,209,189	2,227,593	0.8%
Other (1)	13,103,211	13,409,207	3.8%	3,897,311	4,076,208	1.5%
Allowance for loan losses	—	(1,356,737)	(0.4)%	—	—	—%
Total	$348,320,512	$348,748,315	100.0%	$274,823,522	$275,426,441	100.0%
_______________
(1)Other includes $7.5 million and $0.3 million of unused portion of a credit facility, $2.6 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at September 30, 2020 and December 31, 2019, respectively.

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

    Additionally, our Manager employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio and the debt yield. Our Manager also requires certain borrowers to establish an interest reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Use of Leverage

    We deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, term loan, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues
Interest income	$9,994,763	$10,690,405	$(695,642)	$29,231,803	$31,704,807	$(2,473,004)
Real estate operating revenue	2,990,919	2,362,105	628,814	7,555,065	7,210,599	344,466
Prepayment fee income	—	—	—	—	98,775	(98,775)
Other operating income	76,736	40,458	36,278	417,750	149,415	268,335
	13,062,418	13,092,968	(30,550)	37,204,618	39,163,596	(1,958,978)
Operating expenses
Operating expenses reimbursed to Manager	1,719,767	1,308,453	411,314	4,781,831	3,636,971	1,144,860
Asset management fee	1,151,166	942,548	208,618	3,321,125	2,779,888	541,237
Asset servicing fee	258,860	220,881	37,979	746,384	652,122	94,262
Provision for loan losses	42,443	—	42,443	1,356,737	—	1,356,737
Real estate operating expenses	841,708	815,690	26,018	2,657,433	2,335,653	321,780
Depreciation and amortization	1,811,266	946,495	864,771	3,704,254	2,839,483	864,771
Impairment charge	—	—	—	—	1,550,000	(1,550,000)
Professional fees	407,444	333,203	74,241	1,075,303	3,051,310	(1,976,007)
Directors fees	36,250	83,750	(47,500)	153,750	251,250	(97,500)
Other	72,231	18,983	53,248	404,882	112,261	292,621
	6,341,135	4,670,003	1,671,132	18,201,699	17,208,938	992,761
Operating income	6,721,283	8,422,965	(1,701,682)	19,002,919	21,954,658	(2,951,739)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Other income and expenses
Interest expense from obligations under participation agreements	(2,211,901)	(3,022,202)	810,301	(6,805,402)	(8,921,349)	2,115,947
Interest expense on repurchase agreement payable	(706,527)	(1,407,889)	701,362	(3,727,466)	(3,708,424)	(19,042)
Interest expense on mortgage loan payable	(756,509)	(770,446)	13,937	(2,256,898)	(2,333,067)	76,169
Interest expense on revolving credit facility	(463,333)	(74,794)	(388,539)	(1,238,311)	(74,794)	(1,163,517)
Interest expense on term loan payable	(476,411)	—	(476,411)	(476,411)	—	(476,411)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)	—	(319,453)
Realized gains on marketable securities	75,055	—	75,055	1,160,162	—	1,160,162
Unrealized (losses) gains on marketable securities	(38,527)	—	(38,527)	28,995	—	28,995
	(4,578,153)	(5,275,331)	697,178	(13,634,784)	(15,037,634)	1,402,850
Net income	$2,143,130	$3,147,634	$(1,004,504)	$5,368,135	$6,917,024	$(1,548,889)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$422,999,516	9.1%	$374,934,899	10.5%
Obligations under participation agreements	(81,547,833)	10.7%	(96,876,184)	12.1%
Repurchase agreement payable	(68,952,665)	3.9%	(72,591,206)	4.5%
Term loan payable	(31,997,627)	5.3%	—	—%
Revolving credit facility	—	—%	(347,826)	6.4%
Net loans (3)	$240,501,391	10.5%	$205,119,683	11.8%
Senior loans
Gross loans	$238,098,881	6.7%	$143,834,648	7.6%
Obligations under participation agreements	(34,709,039)	9.0%	(6,800,000)	12.0%
Repurchase agreement payable	(68,952,665)	3.9%	(72,591,206)	4.5%
Term loan payable	(31,997,627)	5.3%	—	—%
Net loans (3)	$102,439,550	8.3%	$64,443,442	10.7%
Subordinated loans (4)
Gross loans	$184,900,635	12.2%	$231,100,251	12.3%
Obligations under participation agreements	(46,838,794)	12.0%	(90,076,184)	12.1%
Revolving credit facility	—	—	(347,826)	0.1
Net loans (3)	$138,061,841	12.2%	$140,676,241	12.4%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$404,720,953	9.2%	$370,659,620	10.8%
Obligations under participation agreements	(81,325,808)	11.1%	(96,571,005)	12.2%
Repurchase agreement payable	(85,999,794)	3.9%	(66,824,004)	4.7%
Term loan payable	(10,743,729)	5.3%	—	—%
Revolving credit facility	—	—%	(117,216)	6.4%
Net loans (3)	$226,651,622	10.8%	$207,147,395	12.1%
Senior loans
Gross loans	213,614,208	6.7%	132,815,080	7.9%
Obligations under participation agreements	(27,176,535)	9.3%	(8,391,500)	12.0%
Repurchase agreement payable	(85,999,794)	3.9%	(66,824,004)	4.5%
Term loan payable	(10,743,729)	5.3%	—	—%
Net loans (3)	$89,694,150	12.5%	$57,599,576	11.3%
Subordinated loans (4)
Gross loans	191,106,745	12.2%	237,844,540	12.4%
Obligations under participation agreements	(54,149,273)	12.1%	(88,179,505)	12.2%
Revolving credit facility	—	—%	(117,216)	6.4%
Net loans (3)	$136,957,472	12.2%	$149,547,819	12.5%
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

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest income decreased by $0.7 million and $2.5 million, respectively, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments.

Real Estate Operating Revenue

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, real estate operating revenue increased by $0.6 million and $0.3 million, primarily due to lease termination fee income received and the write-off of the unamortized below-market rent intangible liabilities in connection with a lease termination, partially offset by a decrease in parking fee income.

Prepayment Fee Income

    Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

    For the nine months ended September 30, 2019, we received prepayment fee income of $0.1 million on the early repayment of a loan. There was no prepayment fee income for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020.

Other Operating Income

Other operating income includes loan processing fee, administrative fee, application fee and non-refundable deal deposits.

For the three months ended September 30, 2020 as compared to the same period in 2019, other operating income was substantially the same. For the nine months ended September 30, 2020 as compared to the same period in 2019, other operating income increased by $0.3 million, primarily due to an increase in non-refundable deal deposits.

Operating Expenses Reimbursed to Manager

    Under the terms of the management agreement with the Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, operating expenses reimbursed to Manager increased by $0.4 million and $1.1 million, respectively, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by our Manager and its affiliates as a result of the Merger and issuance of Common Stock to Terra Offshore Funds transactions.

Asset Management Fee

    Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, asset management fee increased by $0.2 million and $0.5 million, respectively, primarily due to an increase in total funds under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

    As of September 30, 2020, we had five loans with a loan risk rating of “4” and recorded a provision for loan losses of $1.4 million for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we recorded a provision for loan losses of $0.04 million as a result of an increase in the principal balance on loans with a risk rating of “4” in the third quarter of 2020. There was no provision for loan losses for the three and nine months ended September 30, 2019 because we didn't have any loans with a loan risk rating of “4” or “5” as of September 30, 2019. For the three and nine months ended September 30, 2020 and 2019, we did not record any specific allowance for loan losses.

Real Estate Operating Expenses

    Real estate operating expenses represent expenses incurred by the multi-tenant office building and the land, which include repairs and maintenances, utilities, real estate taxes, management fees and other operating expenses incurred in connection with the operation of the office building and the maintenance of the land.

    For the three months ended September 30, 2020 as compared to the same period in 2019, real estate operating expenses were substantially the same. For the nine months ended September 30, 2020 as compared to the same period in 2019, real estate operating expenses increased by $0.3 million, primarily due to an increase in real estate taxes, partially offset by a decrease in repairs and maintenances.

Depreciation and Amortization

For both the three and nine months ended September 30, 2020, depreciation and amortization expense increased by $0.9 million, as a result of the write off of in-place lease intangible assets in connection with a lease termination.

Impairment Charge

We did not record any impairment charge for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. For the nine months ended September 30, 2019, we recorded an impairment charge of $1.6 million on the 4.9 acres of adjacent land that we acquired via deed in lieu of foreclosure in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Professional Fees

    For the three months ended September 30, 2020 as compared to the same period in 2019, professional fees were substantially the same. For the nine months ended September 30, 2020 as compared to the same period in 2019, professional fees decreased by $2.0 million, primarily due to $2.4 million of professional fees directly incurred in the second quarter of 2019, and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity, partially offset by additional professional fees incurred in connection with financial reporting compliance since becoming a public reporting entity in December 2019.

Other

For the three months ended September 30, 2020 as compared to the same period in 2019, other operating expenses were substantially the same. For the nine months ended September 30, 2020 as compared to the same period in 2019, other operating expenses increased by $0.3 million, primarily due to an increase in un-reimbursed transaction-related costs.

Interest Expense from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest expense from obligations under participation agreements decreased by $0.8 million and $2.1 million, respectively, primarily due to a decrease in weighted average outstanding principal balance on obligations under participation agreements as a result of the Merger and Issuance of Common Stock to Terra Offshore Funds as well as a decrease in the weighted average coupon rate on obligations under participation agreements.

Interest Expense on Repurchase Agreement Payable

    On December 12, 2018, we entered into a master repurchase agreement that provides for advances of up to $150.0 million in the aggregate, which we use to finance certain secured performing commercial real estate loans. Advances under the master repurchase agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread. On September 3, 2020, we terminated the master repurchase agreement and replaced it with the indenture and credit agreement.

    For the three months ended September 30, 2020 as compared to the same period in 2019, interest expense on repurchase agreement payable decreased by $0.7 million, primarily due to the termination of the master repurchase agreement on September 3, 2020. For the nine months ended September 30, 2020 as compared to the same period in 2019, interest expense on repurchase agreement payable was the same because the increase in the weighted average amount outstanding was substantially offset by a decrease in the weighted average interest rate.

Interest Expense on Revolving Credit Facility

    On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations.

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest expense on revolving credit facility increased by $0.4 million and $1.2 million, as a result of an increase in outstanding principal balance.

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan currently bears interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%.

For both the three and nine months ended September 30, 2020, interest expense on term loan payable was $0.5 million. There was no interest expense on term loan payable for the three and nine months ended September 30, 2019 because the indenture and credit agreement was entered into on September 3, 2020.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore Funds, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million.

Realized Gains on Marketable Securities

For the three and nine months ended September 30, 2020, we sold $0.2 million and $6.0 million of marketable securities, respectively, and recognized realized gains on marketable securities of $0.1 million and $1.2 million, respectively. There were no sales of marketable securities for the three and nine months ended September 30, 2019.

Net Income

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, the resulting net income decreased by $1.0 million and $1.5 million, respectively.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our term loan, the master repurchase agreement and the revolving credit facility. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

    We may also issue additional equity, equity-related and debt securities to fund our investment strategies. We may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of our capital raising transactions, we may grant to one or more of these vehicles certain control rights over our activities including rights to approve major decisions we take as part of our business. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for our business. During the three months ended June 30, 2020, we paid distributions of $0.0805, $0.0738 and $0.0738 per share of common stock for each of the months of April, May and June, respectively, which translated to a distribution rate of approximately 5.5% of the fair value per share. Going forward, we target a distribution rate of approximately 5.0% of the fair value per share, which we believe is more closely aligned with our earnings per share. Distributions are made at the discretion of our board and will depend upon, among other things, our actual results of operations and liquidity.

    Our obligations under participation agreements totaling $26.3 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $60.6 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $44.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of September 30, 2020, the amount outstanding under the indenture and credit agreement was $105.9 million. The indenture and credit agreement is a term loan and does not contain any mark-to-market or margin provisions. The indenture and credit agreement replaces the master repurchase agreement, which has been terminated on the same date.

    On June 20, 2019, we entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. We amended the revolving credit facility to extend the maturity to September 3, 2020. We are currently negotiating with the lender to extend the maturity of the revolving credit facility by a year and the lender has waived the maturity default. As of September 30, 2020, the revolving credit facility had an outstanding balance of $25.0 million. We have sufficient cash on hand to repay the amount outstanding under the revolving credit facility.

Cash Flows From Operating Activities

    For the nine months ended September 30, 2020 as compared to the same period in 2019, cash flows from operating activities decreased by $6.7 million, primarily due to a decrease in contractual interest income.

Cash Flows (Used In) From Investing Activities

    For the nine months ended September 30, 2020, cash flows used in investing activities were $57.1 million, primarily related to origination and purchase of loans of $85.8 million and the purchase of marketable securities of $6.0 million, partially offset by proceeds from repayments of loans of $28.7 million and proceeds from sale of marketable securities of $6.0 million.

    For the nine months ended September 30, 2019, cash flows from investing activities were $32.8 million, primarily related to proceeds from repayments of loans of $147.9 million, partially offset by origination and purchase of loans of $114.8 million.

Cash Flows From (Used In) Financing Activities

    For the nine months ended September 30, 2020, cash flows from financing activities were $93.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from obligations under participation agreements of $35.4 million, proceeds from borrowings under our repurchase agreement of $22.9 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by Terra Offshore Funds of $8.6 million and an increase in interest reserve and other deposits held on investments of $7.5 million, partially offset by distributions paid of $17.3 million, repayment of borrowings under revolving credit facility of $10.0 million, payment for repurchase of common stock of $3.6 million and repayments on obligations under participation agreements of $0.6 million. Additionally, we replaced the repurchase agreement with an indenture and credit agreement, and received proceeds from borrowings under the indenture and credit agreement of $105.9 million and made repayments for borrowings under the repurchase agreement of $104.0 million, and made payments for financing costs of $2.3 million.

    For the nine months ended September 30, 2019, cash flows used in financing activities were $13.7 million, primarily due to repayments of borrowings under our repurchase agreement of $34.2 million, repayments on obligations under participation agreements of $31.3 million and distributions paid of $22.8 million, partially offset by proceeds from borrowings under repurchase agreement of $51.3 million, proceeds from obligations under participation agreements of $15.0 million, an increase in interest reserve and other deposits held on investments of $5.2 million and proceeds from issuance of common stock of $3.6 million. Additionally, we received proceeds of $4.0 million from borrowings under revolving credit facility which we repaid in the same period.

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

    We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, we did not incur any interest or penalties.

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

Contractual Obligations

    The following table provides a summary of our contractual obligations at September 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$89,029,775	$26,262,184	$62,767,591	$—	$—
Mortgage loan payable — principal (2)	44,210,228	777,606	43,432,622	—	—
Term loan payable — principal (3)	105,888,747	—	—	105,888,747	—
Revolving credit facility payable — principal (4)	25,000,000	25,000,000	—	—	—
Interest on borrowings (5)	43,592,013	15,097,142	19,418,004	9,076,867	—
Unfunded lending commitments (6)	64,164,152	60,633,211	3,530,941	—	—
Ground lease commitment (7)	83,509,688	1,264,500	2,529,000	2,529,000	77,187,188
	$455,394,603	$129,034,643	$131,678,158	$117,494,614	$77,187,188
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
(2)Amount excludes unamortized origination and exit fees of $0.1 million.
(3)Amount excludes unamortized deferred financing costs of $2.4 million.
(4)Our revolving credit facility was scheduled to mature on June 20, 2020. We amended the credit agreement to extend the maturity to September 3, 2020. We are currently negotiating with the lender to extend the maturity of the revolving credit facility by a year and the lender has waived the maturity default. We have sufficient cash on hand to repay the amount outstanding under the revolving credit facility.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2020. Amount represents interest expense through maturity plus exit fee as application.
(6)Certain of our loans provide for a commitment to fund the borrower at a future date. As of September 30, 2020, we had seven of such loans with total funding commitments of $262.1 million, of which $197.9 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

The table above does not include our commitment under a subscription agreement with Terra Opportunities Fund to fund up to $50.0 million to purchase the limited partnership interests in Terra Opportunities Fund as the subscription agreement does not have fixed or determinable payments. On November 5, 2020, we funded $3.6 million of the commitment.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$285,205	$270,036	$973,423	$1,070,588
Asset management fee	1,151,166	942,548	3,321,125	2,779,888
Asset servicing fee	258,860	220,881	746,384	652,122
Operating expenses reimbursed to Manager	1,719,767	1,308,453	4,781,831	3,636,971
Disposition fee (2)	95,889	721,612	391,833	1,358,636
Total	$3,510,887	$3,463,530	$10,214,596	$9,498,205
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

    In March 2020, we settled an aggregate of $49.8 million of participation interests in loans held by us with affiliates. In connection with the Merger and Issuance of Common Stock to Terra Offshore Funds, the related participation obligations were settled.

    As of September 30, 2020, the principal balance of our participation obligations totaled $89.0 million, consisting of $44.6 million in participation obligations to Terra Fund 6 and $44.4 million in participation obligations to third-parties.

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

    For the three months ended September 30, 2020, the weighted average outstanding principal balance on obligations under participation agreements was approximately $81.5 million, and the weighted average interest rate was approximately 10.7%, compared to weighted average outstanding principal balance of approximately $96.9 million, and weighted average interest rate of approximately 12.1% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the weighted average outstanding principal balance on obligations under participation agreements was approximately $81.3 million, and the weighted average interest rate was approximately 11.1%, compared to weighted average outstanding principal balance of approximately $96.6 million, and weighted average interest rate of approximately 12.2% for the nine months ended September 30, 2019.

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

    As of September 30, 2020, we had 13 investments with an aggregate principal balance of $274.3 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million.

    Additionally, we had $44.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $105.9 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $181.0 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.2 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
For the year ended December 31, 2019, we paid $30.4 million of cash distributions on our common stock, representing total distributions of $2.03 per share. For the nine months ended September 30, 2020 , our board of directors declared total cash distributions of $0.96 per share that were paid monthly in the same period in which each was declared.
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

The documents governing our indenture and credit agreement contain, and additional financing arrangements may contain, financial covenants that could restrict our borrowings or subject us to additional risks.

We have borrowed funds under our indenture and credit agreement. The documents that govern the indenture and credit agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guaranty relating to our indenture and credit agreement requires us to maintain: (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of our tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these agreements, the lender will have the right to accelerate repayment and terminate the indenture and credit agreement. Accelerating repayment and terminating the indenture and credit agreement will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

Date: November 12, 2020

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)