Form 10-K
period 2020-12-31
Terra Property Trust, Inc.
filed 2021-03-19
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
Common Stock $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 18, 2021, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

i

CERTAIN DEFINITIONS

Except as otherwise specified herein, the terms: “we,” “us,” “our,” “our company” and the “company” refer to Terra Property Trust, Inc., a Maryland corporation, together with its subsidiaries. Additionally, the following defined terms are used in this Annual Report on Form 10-K.

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners;

•“Terra Capital Markets” refers to Terra Capital Markets, LLC, an affiliate of Terra Capital Partners;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC or Terra Fund 4); “Terra Fund 5” refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “TIFI” refers to Terra Income Fund International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC); “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7; “Terra RECO” refers to Terra Real Estate Credit Opportunities Fund, L.P.; “Terra RECO REIT” refers to Terra Real Estate Credit Opportunities Fund REIT, LLC, a subsidiary of Terra RECO;

•“Terra Fund Advisors” refers to Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners, and the manager of Terra Fund 5;

•“Terra Funds” refer to Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and Terra Fund 5, collectively;

•“Terra Income Advisors” refers to Terra Income Advisors, LLC, an affiliate of Terra Capital Partners;

•“Terra Income Advisors 2” refers to Terra Income Advisors 2, LLC, an affiliate of Terra Capital Partners; and

•“Terra REIT Advisors” or our “Manager” refers to Terra REIT Advisors, a subsidiary of Terra Capital Partners and our external manager.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•the potential negative impacts of a novel coronavirus (“COVID-19”) on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; our Manager; Terra Capital Partners; Terra Fund 6; Terra Fund 7, Terra 5 International, TIFI, Terra Offshore REIT, Terra RECO; or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of our shares of common stock on a national securities exchange, and the timing of any such transactions;

•actions and initiatives of the U.S., federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion or exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•Our investments are selected by our Manager and our stockholders will not have input into investment decisions.
•If our Manager underestimates the borrower’s credit analysis or originates loans by using an exception to its loan underwriting guidelines, we may experience losses.
•Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, CMBS and other real-estate debt or equity assets and the availability and yield on our targeted assets.
•New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.
•Our loan portfolio may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.
•The mezzanine loans, preferred equity and other subordinated loans in which we invest involve greater risks of loss than senior loans secured by income-producing commercial properties.

Risks Related to Regulation

•Maintenance of our 1940 Act exclusion imposes limits on our operations.

Risks Related to Our Management and Our Relationship With Our Manager

•We rely entirely on the management team and employees of our Manager for our day-to-day operations.
•We face certain conflicts of interest with respect to our operations and our relationship with our Manager and its affiliates.
•The compensation that our Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.
•Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Code, which may hinder their ability to achieve our objectives or result in loss of our qualification as a REIT.

Risks Related to Financing and Hedging

•Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.
•We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Risks Related to Owning Our Common Stock

•There is no public market for our common stock and a market may never develop, which could cause our common stock to trade at a discount and make it difficult for holders of our common stock to sell their shares.
•Common stock and preferred stock eligible for future sale may have adverse effects on our share price.

•Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock, which is sufficient to approve or veto most corporate actions requiring a vote of our stockholders.

Risks Related to Our Organization and Structure

•Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

Risks Related to Our Qualification as a REIT

•Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
•REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
•Complying with the REIT requirements may force us to liquidate or forego otherwise attractive investments.
v

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

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 20 markets across eight states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

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

    On March 1, 2020, Terra Property Trust 2 merged with and into our company and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. Subsequent to the Merger, Terra Fund 5 and Terra Fund 7 contributed their shares of our common stock to Terra JV in exchange for ownership interest in Terra JV. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”). As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
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

    Our Manager is a subsidiary of Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 18-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2020 have been secured by approximately 13.5 million square feet of office properties, 3.6 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,854 apartment units. The value of the properties underlying this capital was approximately $9.6 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

    An affiliate of Axar Capital Management L.P. (“Axar Capital Management”) owns 100% of the voting interest and, together with certain members of the senior management of Terra Capital Partners, 100% of the economic interest in Terra Capital Partners. Axar Capital Management is an investment manager registered under the Advisers Act with over $750 million in assets under management as of December 31, 2020, headquartered in New York City and founded by Andrew M. Axelrod. Axar Capital Management focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar Capital Management’s senior real estate team, which joined Terra Capital Partners in February 2018, has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP. Axar Capital Management has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.

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

    As part of our investment strategy, we:

•focus on middle market loans of approximately $10 million to $50 million;

•focus on the origination of new loans, not on the acquisition of loans originated by other lenders;

•invest primarily in floating rate rather than fixed rate loans, but our Manager reserves the right to make debt investments that bear interest at a fixed rate;

•originate loans expected to be repaid within one to five years;

•maximize current income;

•lend to creditworthy borrowers;

•construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•source off-market transactions; and

•hold loans until maturity unless, in our Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

    We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings, a revolving credit facility, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    In December 2018, we entered into a master repurchase agreement with Goldman Sachs Bank USA (“Goldman”) that provided for advances of up to $150 million in the aggregate, which we used to finance certain secured performing commercial real estate loans, primarily senior mortgage loans. In September 2020, we terminated the master repurchase agreement and replaced it with a term loan from Goldman of $103.0 million. In addition, Goldman has agreed to provide $3.6 million of additional future advances and may provide up to $11.6 million of additional future discretionary advances under the term loan. In June 2019, we entered into a credit facility with Israel Discount Bank that provided for revolving credit loans of up to $35.0 million in the aggregate. In October 2020, we amended the credit facility and reduced the amount available for borrowing to $15.0 million. In March 2021, the credit facility was terminated. The credit facility was used for short term financing needed to bridge the timing of anticipated loan repayments and funding obligations.

    As of December 31, 2020, we had outstanding indebtedness, consisting of borrowings under a mortgage loan of $44.0 million and borrowings under the term loan of $107.6 million. As of December 31, 2020, the amount remaining available under the credit facility was $15.0 million.

    Additionally, as of December 31, 2020, we had obligations under participation agreements and secured borrowing with an aggregate outstanding principal amount of $89.5 million. However, we do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With our larger size and enhanced access to capital and capital flexibility, our company expects to deemphasize our use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

    We originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may also, to the extent consistent with our qualification as a REIT, acquire equity participations in the underlying collateral of some of such loans. We originate, structure and underwrite most, if not all, of our loans. We, in reliance on our Manager, use what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of financings so that we can optimize pricing and structuring. By originating, not purchasing, loans, we are able to structure and underwrite financings that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the United States. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2020, we owned five mezzanine loans with a total net principal amount of $23.9 million, which constituted 7.2% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2020, we owned six preferred equity investments with a total net principal amount of $101.0 million, which constituted 30.2% of our net loan investment portfolio.

    First Mortgage Loans. These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates current-pay first mortgage loans backed by high-quality properties in the United States that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third-party financing for a portion of the loan or optimize returns which may include retained origination fees.

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2020, we owned nine first mortgage loans with a total net principal amount of $209.7 million, which constituted 62.7% of our net loan investment portfolio. As of December 31, 2020, we used $184.2 million of senior mortgage loans as collateral for $107.6 million of borrowings under a term loan.

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

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2020, we did not own any B-notes.

    Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2020, we did not own any equity participations.

    Other Real Estate-Related Investments. We may invest in other real estate-related investments, which may include commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2020, we owned a 90.3% equity interest, or $35.9 million, in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets.

Operating Real Estate
    From time to time, we may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, we acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, we acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2020, the office building and the development parcel had a carrying value of $62.9 million, and the mortgage loan payable encumbering the office building had a principal amount of $44.0 million.
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

    Our board of directors adopted the following investment guidelines:

•no origination or acquisition shall be made that would cause us to fail to qualify as a REIT;

•no origination or acquisition shall be made that would cause us or any of our subsidiaries to be required to register as an investment company under the 1940 Act; and

•until appropriate investments can be identified, we may invest the proceeds of our equity or debt offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

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

1940 Act Exclusion

    We are not registered as an investment company under the 1940 Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:
•limitations on our capital structure and the use of leverage;

•restrictions on specified investments;

•prohibitions on transactions with affiliates; and

•compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

    We conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The value of the “investment securities” held by an issuer must be less than 40% of the value of such issuer’s total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that neither we nor our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as neither we nor our subsidiaries are engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in the non-investment company businesses of our subsidiaries.

    We and certain of our subsidiaries may at times rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

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

Emerging Growth Company Status

    We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, but we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Employees; Staffing; Human Capital

    We are supervised by our board of directors consisting of four directors. We have entered into a management agreement with our Manager pursuant to which certain services are provided by our Manager and paid for by us. Our Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report on Form 10-K.

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

    Before originating or acquiring a financing, our Manager calculates the level of risk associated with the real estate-related loans and other commercial real estate assets to be originated or acquired based on several factors which include the following: top-down reviews of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically; detailed evaluation of the real estate industry and its sectors; bottom-up reviews of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment; and quantitative cash flow analysis and impact of the potential investment on our portfolio. In making the assessment and otherwise conducting customary due diligence, we employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers selected by us. Additionally, we seek to have borrowers or sellers provide representations and warranties on loans we originate or acquire, and if we are unable to obtain representations and warranties, we factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

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

Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets have adversely impacted us and could continue to adversely impact or disrupt our financial condition and results of operations.

The ongoing pandemic of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, former President Trump declared the COVID-19 outbreak a national emergency. The global impact of the pandemic has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of our commercial real estate loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. There is no assurance that any exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and we expect will continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries. The pandemic has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.

In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. Although these actions by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies, and while President Biden, with the support of a Democratic Congress, is likely to implement additional relief measures in 2021, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.

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

The effects of COVID-19 have adversely impacted the value of our assets, our business, financial condition and results of operations and cash flows. Some of the factors that impacted us to date and may continue to affect us include the following:

•the decline in the value of commercial real estate, which negatively impacts the value of our loans and real estate owned, potentially materially;

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

•unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating our loans for impairments, and establishing allowances for loan losses and impairments on real estate owned;

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

The expected discontinuance of the London interbank offered rate and transition to alternative reference rates may adversely impact our borrowings and assets.

In July 2017, the U.K. Financial Conduct Authority, which regulates the London interbank offered rate (“LIBOR”) administrator, ICE Benchmark Administration Limited (“IBA”) announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA's consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA's proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.

The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

Our term loan, the mortgage loan payable and our credit facility, as well as certain of our floating rate loan assets, are, and other future financings may be, linked to this benchmark rate. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.

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

    Our loans may be secured by office, multifamily, student housing, hotel, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•tenant mix;

•success of tenant businesses;

•property management decisions;

•property location, condition and design;

•competition from comparable types of properties;

•changes in national, regional or local economic conditions and/or specific industry segments;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•pandemics or other calamities that may affect tenants’ ability to pay their rent; and

•acts of God, terrorism, social and political unrest, armed conflict, geopolitical events and civil disturbances.

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

    Our loans are concentrated in California, Georgia, New York, North Carolina and Washington representing approximately 42.9%, 22.2%, 16.8%, 8.6% and 5.5% of our net loan portfolio as of December 31, 2020, respectively. Additionally, we own a multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

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

    We expect that a significant portion of our assets may be mortgage loans for the development of real estate, which will initially be secured by infill land. These types of loans are speculative, because:

•until improvement, the property may not generate separate income for the borrower to make loan payments;

•the completion of planned development may require additional development financing by the borrower, which may not be available; and

•there is no assurance that we will be able to sell unimproved infill land promptly if we are forced to foreclose upon it.

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

    Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small office, multifamily, student housing, hotel, commercial or warehouse properties. Additionally, such loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

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

    Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on our business, results of operations and financial condition.

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

    The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, former President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, the Congress passed, and former President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA relaxed or eliminated so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxed (or eliminated) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.

The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance (“ESG”) matters, consumer financial protection and infrastructure.

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

    Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under a Biden Administration and Democratic Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. Failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.

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

(1)had a public float of less than $250 million; or

(2)had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

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

    We are not registered as an investment company under the 1940 Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•limitations on our capital structure and the use of leverage;

•restrictions on specified investments;

•prohibitions on transactions with affiliates; and

•compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

    We conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a) (1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The value of the “investment securities” held by an issuer must be less than 40% of the value of such issuer’s total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that neither we nor our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as neither we nor our subsidiaries are engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in the non-investment company businesses of our subsidiaries.

    We and certain of our subsidiaries may from time to time rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC, and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

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

    Our Manager and its affiliates serve as manager of certain other funds and investment vehicles, all of which have investment objectives that overlap with ours. In addition, future programs may be sponsored by our Manager and its affiliates. As a result, our Manager and its affiliates may face conflicts of interest arising from potential competition with other programs for investors and investment opportunities. There may be periods during which one or more programs managed by our Manager or its affiliates will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

The compensation that our Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.

    Our Manager’s compensation for services it provides to us was not determined on an arm’s-length basis. We cannot assure you that a third-party unaffiliated with us would not be able to provide such services to us at a lower price.

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

    We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under our borrowings, including under our term loan and revolving credit facility, we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Depending on market conditions, additional borrowings may include credit facilities, senior notes, repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. Any reduction in distributions to our stockholders may cause the value of our shares of common stock to decline.

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

    We may use additional credit facilities, senior notes, term loans, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDOs”), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

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

We have borrowed funds under our indenture and credit agreement. The documents that govern the indenture and credit agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guaranty relating to our indenture and credit agreement requires us to maintain: (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of our tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Additionally, our revolving credit facility requires us to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these agreements, the lenders will have the right to accelerate repayment and terminate the agreements. Accelerating repayment and terminating the agreements will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

    We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, senior notes, term loans and repurchase agreements, and other financings, as part of our operating strategy. Our use of financings expose us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

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

    Some of the factors that could negatively affect the market price of our common stock include:

•our expected operating results and our ability to make distributions to our stockholders in the future;

•volatility in our industry, the performance of the real estate-related loans we target, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the result of market events or otherwise;

•the availability of financing on acceptable terms or at all;

•events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•the availability of attractive risk-adjusted investment opportunities in real estate-related loans that satisfy our objectives and strategies;

•the degree and nature of our competition;

•changes in personnel of our Manager and lack of availability of qualified personnel;

•unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•the timing of cash flows, if any, from our investments due to the lack of liquidity of loans relative to more commonly traded securities;

•an increase in interest rates;

•the performance, financial condition and liquidity of our borrowers; and

•legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exclusion or exemption from registration as an investment company under the 1940 Act).

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

    Our board of directors has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock, which is sufficient to approve or veto most corporate actions requiring a vote of our stockholders.

    Through Terra JV, Terra Fund 5 and Terra Fund 7 beneficially own shares of our common stock representing 76.5% and 10.9% of the voting power of our outstanding shares of common stock, respectively. In addition, Terra Offshore REIT owns shares of our common stock representing 12.6% of the voting power of our outstanding shares of common stock. Our Manager also serves as manager to Terra Offshore REIT. As a result, our Manager and its affiliates (for the period that such shares continue to be held by Terra Fund 5 and Terra Fund 7 through Terra JV, and Terra Offshore REIT and not distributed to their respective equity owners), subject to a voting agreement as described below, have significant control over matters submitted to our stockholders for approval, including:

•the election and removal of directors; and

•the approval of any merger, consolidation or sale of all or substantially all of our assets.

    Our Manager is a subsidiary of Terra Capital Partners, 100% of the voting interest in which is owned by an affiliate of Axar Capital Management. Terra Fund 5 and Terra Fund 7 are managed by Terra Fund Advisors, which is 51% owned by Bruce Batkin, Dan Cooperman and Simon Mildé and 49% owned by an affiliate of Axar Capital Management. On March 2, 2020, we, Terra Fund 5, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which Terra Fund 5 assigned its rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains our external manager, Terra REIT Advisors will have the right to nominate two individuals to serve as our directors and, until Terra JV no longer holds at least 10% of our outstanding shares of common stock, Terra JV will have the right to nominate one individual to serve as one of our director. Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that Terra Fund 5 vote all shares of our common stock directly or indirectly owned by Terra Fund 5 in accordance with the recommendations made by our board of directors.

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

Our distributions are driven by a variety of factors, including our minimum distribution requirements under the REIT tax laws and our REIT taxable income (including certain items of non-cash income) as calculated pursuant to the Internal Revenue Code. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for United States generally accepted accounting principles (“U.S. GAAP”) purposes may differ materially from our REIT taxable income.
For the year ended December 31, 2019, we paid $30.4 million of cash distributions on our common stock, representing total distributions of $2.03 per share. For the year ended December 31, 2020, our board of directors declared total cash distributions of $1.16 per share that were paid monthly in the same period in which each was declared.
We continue to prudently evaluate our liquidity and review the rate of future distributions in light of our financial condition and the applicable minimum distribution requirements under applicable REIT tax laws and regulations. We may determine to pay distributions on a delayed basis or decrease distributions for a number of factors, including the risk factors described in this Annual Report on Form 10-K.
To the extent we determine that future distributions would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations rather than the distribution of income, we may determine to discontinue distribution payments until such time that distributions would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of distributions would not only reduce the amount of distributions you would receive as a holder of our common stock, but could also have the effect of reducing the fair value of our common stock and our ability to raise capital in future securities offerings.
In addition, the rate at which holders of our common stock are taxed on distributions we pay and the characterization of our distribution, whether through ordinary income, capital gains, or a return of capital, could have an impact on the fair value of our common stock. After we announce the expected characterization of distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the Internal Revenue Service (the “IRS”), with the result that holders of our common stock could incur greater income tax liabilities than expected.
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

    Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third-party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•“business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;
•“control share” provisions of the MGCL that provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and
•“unsolicited takeover” provisions of the MGCL that permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

As permitted by the MGCL, our board of directors has by resolution exempted from the “business combination” provision of the MGC business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.

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

    Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

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

    We believe that we have been organized and operated in a manner that has enabled us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2016, and we intend to continue to operate in a manner that will allow us to continue to so qualify. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders. We have not requested, and do not intend to request a ruling from the IRS that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.

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

    Differences in timing between our recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans before we receive any payments of interest or principal on such assets. We generally are required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to our loans earlier than would be the case under the otherwise applicable tax rules. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

    Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce cash available for distribution to our stockholders. In addition, we will be subject to a 100% tax on gains derived from the disposition of dealer property or inventory. In order to meet the REIT qualification requirements, we may hold some of our assets or engage in certain activities that would otherwise be nonqualifying for REIT purposes through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. In addition, although the Merger was intended to be treated as a tax-free reorganization for U.S. federal income tax purposes, if the Merger is determined not to have qualified for such tax-free treatment, or if Terra Property Trust 2 is determined to have failed to qualify as a REIT, we could be subject to additional tax liabilities. In addition, we would inherit any liability with respect to unpaid taxes of Terra Property Trust 2 for any periods prior to the Merger for which Terra Property Trust 2 did not qualify as a REIT. Any resulting taxes would decrease the cash available for distribution to our stockholders.

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

    The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We own, and may acquire in the future, certain mezzanine loans and preferred equity investments (which we treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the IRS will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the REIT 95% gross income test, but not for the REIT 75% gross income test, and such mezzanine loans or preferred equity investments would not be qualifying assets for the REIT 75% asset test and would be subject to the REIT 5% and 10% asset tests, which could jeopardize our ability to qualify as a REIT.

The IRS may successfully challenge the treatment of our preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

    We invest in certain real estate-related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. Our Manager received an opinion of prior tax counsel regarding the treatment of one of our fixed return preferred equity investments and future similarly structured investments as debt for U.S. federal income tax purposes. We treat preferred equity investments which we currently hold as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the IRS; therefore, no assurance can be given that the IRS will not successfully challenge the treatment of such preferred equity investments as debt and as qualifying real estate assets. If a preferred equity investment or mezzanine loan owned by us was treated as equity for U.S. federal income tax purposes, we would be treated as owning a proportionate share of the assets and earning a proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities that could cause us to be considered as earning significant nonqualifying income, which would likely cause us to fail to qualify as a REIT or pay a significant penalty tax to maintain our REIT qualification.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

    We have entered into, and may in the future enter into additional, financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we are not the owner of the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income from certain investments in excess of the economic income we ultimately realize from them.

    We may acquire or originate loans that will be treated as having “original issue discount” for U.S. federal income tax purposes because interest on such securities will not be payable currently, but rather will be added to the outstanding loan balance as it accrues. We will be required to accrue such interest income based on a constant yield method notwithstanding the fact that such interest income is not yet payable, and we will therefore be taxed based on the assumption that all future projected interest payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

General Risk Factors

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our shares of common stock. As of December 31, 2020, we had 19,487,460 shares of common stock outstanding held by two investors. As of December 31, 2020, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

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

    We commenced making distributions to our stockholders in January 2016. Prior to September 30, 2019, all of the outstanding shares of our common stock were held by Terra Fund 5 and our distribution policy, including the amount and frequency of distributions, was determined by our board of directors in part based on Terra Fund 5’s cash requirements, including cash required to fund regular monthly distributions to Terra Fund 5’s unitholders and additional distribution amounts which were used to allow the repurchase of units from such unitholders. In connection with the Merger and the Issuance of Common Stock to Terra Offshore REIT described in “— Business” above, our board of directors has adopted a distribution policy to better match earnings with distributions. The following tables summarize the regular per share distributions declared by our board of directors during the years ended December 31, 2020 and 2019 with the additional distribution amounts to allow repurchase of units being set forth in the footnotes below the table.

Year Ended December 31, 2020
Payment Date	Distributions Per Share of Common Stock
January 29, 2020	$0.17
February 25, 2020	$0.17
March 25, 2020	$0.19
April 28, 2020	$0.08
May 27, 2020	$0.07
June 26, 2020	$0.07
July 29, 2020	$0.07
August 26, 2020	$0.07
September 29, 2020	$0.07
October 27, 2020	$0.07
November 25, 2020	$0.07
December 29, 2020	$0.06
$1.16

Year Ended December 31, 2019
Payment Date	Distributions Per Share of Common Stock
January 31, 2019	$0.17
February 28, 2019	0.17
March 27, 2019	0.16
April 26, 2019	0.17
May 23, 2019	0.17
June 25, 2019	0.17
July 24, 2019	0.17
August 22, 2019	0.17
September 24, 2019	0.17
October 29, 2019	0.17
November 22, 2019	0.17
December 26, 2019	0.17
$2.03

The dividends that will be made in the future are at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

    On March 1, 2020, Terra Property Trust 2 merged with and into us with us continuing as the surviving company. In connection with the merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, as consideration in the merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released the obligations under certain participation agreements to us in exchange for the issuance of 2,457,684.59 shares of our common stock. The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Item 6. Selected Financial Data.

    The selected data presented below under the captions “Operating Data”, “Per Share Data” and “Balance Sheet Data” as of and for the years ended December 31, 2020 and 2019 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2020	2019
Operating Data:
Total revenues	$50,320,888	$51,399,525
Total operating expenses	26,667,214	22,607,397
Other income and (expenses)	(18,397,944)	(19,749,353)
Net income	$5,255,730	$9,042,775
Net income allocable to common stock	$5,240,106	$9,027,151

Per Share Data:
Net income per share of common stock
Basic and diluted	$0.28	$0.60
Distribution declared per share of common stock	$1.16	$2.03

	December 31,
	2020	2019
Balance Sheet Data:
Loans held for investment, net	$422,280,515	$378,612,768
Equity investment in a limited partnership	36,259,959	—
Real estate owned, net	73,178,939	77,596,475
Other assets	56,757,768	71,133,835
Total assets	588,477,181	527,343,078
Debt	239,132,654	227,548,397
Lease intangible liabilities	10,249,776	11,424,809
Other liabilities	35,769,686	40,826,139
Total liabilities	285,152,116	279,799,345
Equity	$303,325,065	$247,543,733

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

    As of December 31, 2020, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 20 loans in eight states with an aggregate net principal balance of $334.6 million, a weighted average coupon rate of 8.1%, a weighted average loan-to-value ratio of 76.0% and a weighted average remaining term to maturity of 1.59 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 20 markets across eight states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

    We were incorporated under the general corporation laws of the State of Maryland on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of the Terra Funds to our company in exchange for all of the shares of our common stock.

    On March 1, 2020, Terra Property Trust 2 merged with and into our company and we continued as the surviving corporation. In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital. The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
    We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

    As of December 31, 2020, there has been an ongoing global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the pandemic has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The pandemic could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of December 31, 2020 and 2019:

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33

_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.14% and 1.76% as of December 31, 2020 and 2019.
(2)As of December 31, 2020, amounts included $184.2 million of senior mortgages used as collateral for $107.6 million of borrowings under a term loan (Note 9). These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of December 31, 2020. As of December 31, 2019, amount included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement (Note 9). These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of both December 31, 2020 and 2019, twelve of these loans are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of December 31, 2020 and December 31, 2019, we own 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $62.9 million and $66.2 million as of December 31, 2020 and 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.0 million and $44.6 million as of December 31, 2020 and 2019, respectively.

Additionally, as of December 31, 2020, we owned a 90.3%, or $36.3 million, equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets.

Portfolio Investment Activity

    For the years ended December 31, 2020 and 2019, we invested $37.9 million and $53.5 million in new and/or add-on loans, respectively, and had $21.0 million and $84.3 million of repayments, respectively, resulting in net investments of $16.8 million and net repayment of $30.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement and the term loan. Additionally, for the year ended December 31, 2020, we used $35.9 million to purchase equity interest in a limited partnership. There was no such purchase for the year ended December 31, 2019.

    In addition, in March 2020, we issued an aggregate of 4,574,470.35 shares of our common stock in exchange for the obligation relief of an aggregate of $49.8 million of participation interests in loans that we owed, cash of $25.5 million and other working capital, in connection with the Merger and Issuance of Common Stock to Terra Offshore REIT transactions described under “Item 1. Business.”

For the year ended December 31, 2020, we sold $6.0 million of marketable securities, and recognized net gains on sale of marketable securities of $1.2 million.

    In January 2019, we acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the release of the first mortgage and related fees and expenses.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	December 31, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$209,660,270	$210,694,778	63.3%	$160,984,996	$160,948,585	58.4%
Preferred equity investments	101,019,788	101,267,732	30.5%	84,202,144	84,485,061	30.7%
Mezzanine loans	23,946,549	24,287,203	7.3%	29,636,382	29,992,795	10.9%
Allowance for loan losses	—	(3,738,758)	(1.1)%	—	—	—%
Total	$334,626,607	$332,510,955	100.0%	$274,823,522	$275,426,441	100.0%

	December 31, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$145,560,299	$146,010,011	44.0%	$119,331,369	$119,145,879	43.3%
Hotel	53,392,809	53,687,304	16.1%	41,239,194	41,327,772	15.0%
Multifamily	52,605,773	53,061,857	16.0%	49,017,844	49,331,885	17.9%
Student housing	51,331,905	51,680,581	15.5%	26,470,740	26,725,148	9.7%
Infill land	22,615,821	22,669,559	6.8%	29,644,375	29,756,375	10.8%
Industrial	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Condominium	2,120,000	2,140,401	0.6%	2,120,000	2,139,382	0.8%
Allowance for loan losses	—	(3,738,758)	(1.1)%	—	—	—%
Total	$334,626,607	$332,510,955	100.0%	$274,823,522	$275,426,441	100.0%

	December 31, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$143,454,602	$144,066,584	43.3%	$102,774,905	$102,622,718	37.3%
Georgia	74,116,787	74,505,752	22.4%	61,772,764	61,957,443	22.5%
New York	56,058,669	56,139,234	16.9%	52,909,847	53,029,923	19.3%
North Carolina	28,647,837	28,802,869	8.7%	28,283,950	28,421,676	10.3%
Washington	18,500,000	18,643,699	5.5%	13,525,556	13,618,636	4.9%
Massachusetts	7,000,000	7,000,000	2.1%	7,000,000	7,000,000	2.5%
Texas	3,848,712	3,887,200	1.2%	2,450,000	2,472,244	0.9%
Illinois	—	—	—%	2,209,189	2,227,593	0.8%
Other (1)	3,000,000	3,204,375	1.0%	3,897,311	4,076,208	1.5%
Allowance for loan losses	—	(3,738,758)	(1.1)%	—	—	—%
Total	$334,626,607	$332,510,955	100.0%	$274,823,522	$275,426,441	100.0%
_______________
(1)As of December 31, 2020, Other includes $3.0 million of loans with collateral located in South Carolina. As of December 31, 2019, Other includes $0.3 million of unused portion of a credit facility, a $1.7 million of loans with collateral located in Kansas, and $1.9 million of loans with collateral located in South Carolina.

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

Use of Leverage

    We deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, term loans, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

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

Results of Operations
    The following table presents the comparative results of our operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change
Revenues
Interest income	$39,392,209	$40,888,079	$(1,495,870)
Real estate operating revenue	10,423,563	9,806,507	617,056
Prepayment fee income	—	285,838	(285,838)
Other operating income	505,116	419,101	86,015
	50,320,888	51,399,525	(1,078,637)
Operating expenses
Operating expenses reimbursed to Manager	6,041,075	4,875,153	1,165,922
Asset management fee	4,480,706	3,671,474	809,232
Asset servicing fee	1,008,256	854,096	154,160
Provision for loan losses	3,738,758	—	3,738,758
Real estate operating expenses	4,505,119	3,989,911	515,208
Depreciation and amortization	4,635,980	3,785,977	850,003
Impairment charge	—	1,550,000	(1,550,000)
Professional fees	1,695,876	3,373,554	(1,677,678)
Directors fees	190,000	335,000	(145,000)
Other	371,444	172,232	199,212
	26,667,214	22,607,397	4,059,817
Operating income	23,653,674	28,792,128	(5,138,454)

	Years Ended December 31,
	2020	2019	Change
Other income and expenses
Interest expense from obligations under participation agreements	$(8,514,804)	$(11,773,346)	$3,258,542
Interest expense on repurchase agreement payable	(3,727,466)	(4,713,440)	985,974
Interest expense on mortgage loan payable	(2,976,913)	(3,093,284)	116,371
Interest expense on revolving credit facility	(1,398,103)	(169,283)	(1,228,820)
Interest expense on term loan payable	(2,137,651)	—	(2,137,651)
Interest expense on secured borrowing	(633,850)	—	(633,850)
Net loss on extinguishment of obligations under participation agreements	(319,453)	—	(319,453)
Realized gains on marketable securities	1,160,162	—	1,160,162
Unrealized gains on marketable securities	111,494	—	111,494
Income from equity investment in a limited partnership	38,640	—	38,640
	(18,397,944)	(19,749,353)	1,351,409
Net income	$5,255,730	$9,042,775	$(3,787,045)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$411,157,772	9.2%	$363,970,662	10.6%
Obligations under participation agreements and secured borrowing	(83,248,489)	10.9%	(95,809,439)	12.0%
Repurchase agreement payable	(64,382,360)	3.9%	(64,326,187)	4.3%
Term loan payable	(34,923,075)	5.3%	—	—%
Revolving credit facility	—	—%	(504,110)	6.1%
Net loans (3)	$228,603,848	10.7%	$203,330,926	11.9%
Senior loans
Gross loans	221,461,896	6.7%	133,437,181	7.7%
Obligations under participation agreements and secured borrowing	(30,779,483)	9.1%	(8,832,644)	11.7%
Repurchase agreement payable	(64,382,360)	3.9%	(64,326,187)	4.3%
Term loan payable	(34,923,075)	5.3%	—	—%
Net loans (3)	$91,376,978	8.4%	$60,278,350	10.7%
Subordinated loans (4)
Gross loans	189,695,876	12.1%	230,533,481	12.3%
Obligations under participation agreements and secured borrowing	(52,469,006)	12.1%	(86,976,795)	12.1%
Revolving credit facility	—	—%	(504,110)	6.1%
Net loans (3)	$137,226,870	12.1%	$143,052,576	12.5%
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

    For the year ended December 31, 2020 as compared to the same period in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the year ended December 31, 2020 as compared to the same period in 2019, interest income decreased by $1.5 million, primarily due to a net decrease of $0.7 million in origination and disposition fee income received and a decrease in contractual interest income of $0.9 million. Contractual interest income decreased as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments.

Real Estate Operating Revenue

For the year ended December 31, 2020 as compared to the same period in 2019, real estate operating revenue increased by $0.6 million, primarily due to lease termination fee income received and the write-off of the unamortized below-market rent intangible liabilities in connection with a lease termination, partially offset by a decrease in parking fee income.

Prepayment Fee Income

    Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

    For the year ended December 31, 2020, there was no prepayment fee income. For the year ended December 31, 2019, we received prepayment fee income of $0.3 million on the early repayment of a loan.

Operating Expenses Reimbursed to Manager

    Under the terms of the management agreement with the Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

    For the year ended December 31, 2020 as compared to the same period in 2019, operating expenses reimbursed to Manager increased by $1.2 million, primarily due to an increase in our allocation ratio in relation to affiliated funds managed by our Manager and its affiliates as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions described under “Item 1. Business.”

Asset Management Fee

    Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

    For the year ended December 31, 2020 as compared to the same period in 2019, asset management fee increased by $0.8 million, primarily due to an increase in total funds under management resulting from new investments we entered into as well as the Merger and Issuance of Common Stock to Terra Offshore REIT transactions.

Asset Servicing Fee

    Under the terms of the management agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the year ended December 31, 2020 as compared to the same period in 2019, asset servicing fee increased by $0.2 million, primarily due to an increase in total funds under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

    As of December 31, 2020, we had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5” and recorded a general provision for loan losses of $1.3 million for the year ended December 31, 2020. Additionally, as of December 31, 2020, we had one loan that was deemed impaired and recorded a specific provision for loan losses of $2.5 million for the year ended December 31, 2020, as a result of a decline in the fair value of the collateral. There was no provision for loan losses for the year ended December 31, 2019 because we didn't have any loans with a loan risk rating of “4” or “5” as of December 31, 2019. For the years ended December 31, 2020 and 2019, we did not record any specific allowance for loan losses.

Real Estate Operating Expenses

    Real estate operating expenses represent expenses incurred by the multi-tenant office building and the land, which include repairs and maintenances, utilities, real estate taxes, management fees and other operating expenses incurred in connection with the operation of the office building and the maintenance of the land.

    For the year ended December 31, 2020 as compared to the same period in 2019, real estate operating expenses increased by $0.5 million, primarily due to an increase in real estate taxes.

Depreciation and Amortization

For the year ended December 31, 2020 as compared to the same period in 2019, depreciation and amortization expense increased by $0.9 million, as a result of the write off of in-place lease intangible assets in connection with a lease termination.

Impairment Charge

We did not record any impairment charge for the year ended December 31, 2020. For the year ended December 31, 2019, we recorded an impairment charge of $1.6 million on the 4.9 acres of adjacent land that we acquired via deed in lieu of foreclosure in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Professional Fees

    For the year ended December 31, 2020 as compared to the same period in 2019, professional fees decreased by $1.7 million, primarily due to $2.4 million of professional fees directly incurred in the second quarter of 2019, and which were previously deferred, in contemplation of us becoming a public entity, partially offset by additional professional fees incurred in connection with financial reporting compliance since becoming a public reporting entity in December 2019.

Directors Fees

For the year ended December 31, 2020 as compared to the same period in 2019, directors fees decreased by $0.1 million, reflecting the reduction in the number of independent directors in connection with the Merger and the Issuance of Common Stock to Terra Offshore REIT transactions.

Other

For the year ended December 31, 2020 as compared to the same period in 2019, other operating expenses increased by $0.2 million, primarily due to an increase in un-reimbursed transaction-related costs.

Interest Expense from Obligations under Participation Agreements

    For the year ended December 31, 2020 as compared to the same period in 2019, interest expense from obligations under participation agreements decreased by $3.3 million, primarily due to a decrease in weighted average outstanding principal balance on obligations under participation agreements as a result of the Merger and Issuance of Common Stock to Terra

Offshore REIT transactions as well as a decrease in the weighted average coupon rate on obligations under participation agreements.

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

    For the year ended December 31, 2020 as compared to the same period in 2019, interest expense on repurchase agreement payable decreased by $1.0 million as a result of a decrease in the weighted average amount outstanding.

Interest Expense on Revolving Credit Facility

    On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. On October 2, 2020, we amended the credit facility and reduced the commitment to $15.0 million. On March 16, 2021, the credit facility was terminated.

    For the year ended December 31, 2020 as compared to the same period in 2019, interest expense on revolving credit facility increased by $1.2 million, as a result of an increase in the weighted average amount outstanding.

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

For the year ended December 31, 2020, interest expense on term loan payable was $2.1 million. There was no interest expense on term loan payable for the year ended December 31, 2019 because the indenture and credit agreement was entered into on September 3, 2020.

Interest Expense on Secured Borrowing

In March 2020, we entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting treatment and therefore, the gross amount of the loan remains in the consolidated balance sheets. The portion that was sold is reflected as secured borrowing in the consolidated balance sheet, and the associated interest is reflected as interest expense on secured borrowing in the consolidated statements of operations.

For the year ended December 31, 2020, interest expense on secured borrowing was $0.6 million. There was no interest expense on secured borrowing for the year ended December 31, 2019.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million, which was primarily related to transaction costs incurred in connection with both transactions.

Realized Gains on Marketable Securities

For the year ended December 31, 2020, we sold $6.0 million of marketable securities, respectively, and recognized realized gains on marketable securities of $1.2 million. There were no sales of marketable securities for the year ended December 31, 2019.

Net Income

    For the year ended December 31, 2020 as compared to the same period in 2019, the resulting net income decreased by $3.8 million.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our term loan and the revolving credit facility. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

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

    Our obligations under participation agreements totaling $21.3 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $64.1 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $44.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of December 31, 2020, the amount outstanding under the indenture and credit agreement was $107.6 million. The indenture and credit agreement is a term loan and does not contain any mark-to-market or margin provisions. The indenture and credit agreement replaces the master repurchase agreement, which has been terminated on the same date.

    On June 20, 2019, we entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which we expect to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. On October 2, 2020, we amended the revolving credit facility, reduced the commitment amount to $15.0 million and extended the maturity to September 2, 2021. On March 16, 2021, the credit facility was terminated. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrued interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 4.5%. As of December 31, 2020, the amount remaining available under the credit facility was $15.0 million.
Cash Flows From Operating Activities

    For the year ended December 31, 2020 as compared to the same period in 2019, cash flows from operating activities decreased by $9.6 million, primarily due to a decrease contractual interest income received in cash, an increase in operating expenses and an increase in interest expense on our borrowings.

Cash Flows Used In Investing Activities

    For the year ended December 31, 2020, cash flows used in investing activities were $78.2 million, primarily related to payments for investments of $150.4 million, partially offset by proceeds from sales and repayments of investments of $72.2 million.
    For the year ended December 31, 2019, cash flows used in investing activities were $4.4 million, primarily related to origination and purchase of loans of $185.3 million, partially offset by proceeds from repayments of loans of $181.1 million.

Cash Flows From Financing Activities

    For the year ended December 31, 2020, cash flows from financing activities were $52.7 million, primarily due to proceeds from obligations under participation agreements of $22.5 million, proceeds from borrowings under our repurchase agreement of $22.9 million, cash acquired from Terra Property Trust 2 of $16.9 million and cash contributed by Terra Offshore REIT of $8.6 million, partially offset by distributions paid of $21.2 million, a decrease in interest reserve and other deposits held on investments of $6.4 million, payment for repurchase of common stock of $3.6 million and repayments on obligations under participation agreements of $5.9 million. Additionally, we replaced the repurchase agreement with an indenture and credit agreement, and received proceeds from borrowings under the indenture and credit agreement of $107.6 million and made repayments for borrowings under the repurchase agreement of $104.0 million, and made payments for financing costs of $2.4 million. We also received proceeds of $35.0 million from borrowings under revolving credit facility which we repaid in the same period.

    For the year ended December 31, 2019, cash flows from financing activities were $8.9 million, primarily due to proceeds from borrowings under repurchase agreement of $81.1 million, proceeds from obligations under participation agreements of $34.7 million, an increase in interest reserve and other deposits held on investments of $1.2 million and proceeds from issuance of common stock of $3.6 million, partially offset by repayments of borrowings under our repurchase agreement of $34.2 million, repayments on obligations under participation agreements of $46.2 million and distributions paid of $30.4 million. Additionally, we received proceeds of $16.0 million from borrowings under revolving credit facility which we repaid in the same period.

Critical Accounting Policies and Use of Estimates

    Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

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

Income Taxes

    We elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code. Accordingly, we generally are not subject to U.S. federal income tax on income and gains distributed to our stockholders as long as certain asset, income and share ownership tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our net taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal corporate income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable period, but there can be no assurance that these criteria will continue to be met in subsequent periods.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the years ended December 31, 2020 and 2019, we did not incur any interest or penalties.

    Our 2017-2019 federal tax return remains subject to examination and consequently, the taxability of the distributions and other tax positions taken by us may be subject to change. Distributions to stockholders generally will be taxable as ordinary income or may constitute a return of capital. We will furnish annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Contractual Obligations

    The following table provides a summary of our contractual obligations at December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$71,266,303	$21,309,495	$49,956,808	$—	$—
Secured borrowing — principal (1)	18,281,848	—	18,281,848	—	—
Mortgage loan payable — principal (2)	44,020,225	789,486	43,230,739	—	—
Term loan payable — principal (3)	107,584,451	—	—	107,584,451	—
Interest on borrowings (4)	39,893,632	14,723,571	17,926,263	7,243,798	—
Unfunded lending commitments (5)	67,904,211	64,129,777	3,774,434	—	—
Ground lease commitment (6)	83,193,563	1,264,500	2,529,000	2,529,000	76,871,063
	$432,144,233	$102,216,829	$135,699,092	$117,357,249	$76,871,063
___________________________
(1)In the normal course of business, we enter into participation agreements with related parties, and to a lesser extent, unrelated parties, whereby we transfer a portion of the loans to them. Additionally, we may sell a portion of a loan to a third-party. These loan participations and sale do not qualify for sale treatment. As such, the loans remain on our consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest or sold interest is recorded within “Interest expense on obligations under participation agreements” or “Interest expense on secured borrowing”, as applicable, in the consolidated statements of operations. We have no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(2)Amount excludes unamortized origination and exit fees of $0.1 million.
(3)Amount excludes unamortized deferred financing costs of $2.3 million.
(4)Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2020. Amount represents interest expense through maturity plus exit fee as applicable.
(5)Certain of our loans provide for a commitment to fund the borrower at a future date. As of December 31, 2020, we had eight of such loans with total funding commitments of $285.2 million, of which $217.3 million had been funded.
(6)Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

The table above does not include our commitment under a subscription agreement with Terra RECO to fund up to $50.0 million to purchase the limited partnership interests in Terra RECO as the subscription agreement does not have fixed or determinable payments. As of December 31, 2020, the unfunded commitment was $14.1 million.

Management Agreement with Terra REIT Advisors

    We currently pay the following fees to Terra REIT Advisors pursuant to a management agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, our Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2020	2019
Origination and extension fee expense (1)(2)	$1,383,960	$1,992,492
Asset management fee	4,480,706	3,671,474
Asset servicing fee	1,008,256	854,096
Operating expenses reimbursed to Manager	6,041,075	4,875,153
Disposition fee (3)	504,611	1,408,055
Total	$13,418,608	$12,801,270
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the year ended December 31, 2020 excluded $0.4 million of origination fee paid to the Manager in connection with our equity investment in a limited partnership. This origination fee was capitalized to the carrying value of the equity investment as transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Participation Agreements and Secured Borrowing

    We have further diversified our exposure to loans and borrowers by entering into participation agreements whereby we transferred a portion of certain of our loans on a pari passu basis to related parties, primarily other affiliated funds managed by our Manager or its affiliates, and to a lesser extent, unrelated parties. We have also sold a portion of a loan to a third-party that did not qualify for sale accounting.

    In March 2020, we settled an aggregate of $49.8 million of participation interests in loans held by us with affiliates. In connection with the Merger and Issuance of Common Stock to Terra Offshore REIT, the related participation obligations were settled.

    As of December 31, 2020, the principal balance of our participation obligations totaled $71.3 million, consisting of $40.2 million in participation obligations to Terra Fund 6 and $31.1 million in participation obligations to third-parties. Additionally, as of December 31, 2020, the principal balance of our secured borrowing was $18.3 million.

    Terra Fund 6 is managed by Terra Income Advisors, an affiliate of our Manager. If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment. Our Manager may experience conflicts in allocating investments as a result of differing compensation arrangements of the Manager and its affiliates and Terra Fund 6.

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

    Pursuant to the participation agreement with these entities, we receive and allocate the interest income and other related investment income to the participants based on their respective pro rata participation interest. The affiliated fund participant pays related expenses also based on their respective pro rata participation interest (i.e., asset management and asset servicing fees, disposition fees) directly to our Manager, as per the terms of each respective affiliate’s management agreement.

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

    For the year ended December 31, 2020, the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing was approximately $83.2 million, and the weighted average interest rate was approximately 10.9%, compared to weighted average outstanding principal balance of approximately $95.8 million, and weighted average interest rate of approximately 12% for the year ended December 31, 2019.

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

    As of December 31, 2020, we had 14 investments with an aggregate principal balance of $292.2 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.7 million.

    Additionally, we had $44.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $107.6 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $184.2 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.2 million.

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

    Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our portfolio, or the cost of our borrowings. In the event LIBOR is unavailable, our investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put us in substantially the same economic position as LIBOR.

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2020 and 2019, we did not engage in interest rate hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our Manager, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

On March 12, 2021, Terra Mortgage Portfolio II, LLC, our indirect wholly-owned subsidiary, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at our’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, we entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which we will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, we will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00.

The Revolving Line of Credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Revolving Line of Credit contains various affirmative and negative covenants, including maintenance of a debt to total net worth ratio and limitations on the incurrence of liens and indebtedness, loans, distributions, change of management and ownership, changes in the nature of business and transactions with affiliates.

The Revolving Line of Credit also includes customary events of default, including a cross-default provision applicable to our debt obligations or those of Terra Mortgage Portfolio II, LLC. The occurrence of an event of default may result in termination of the Revolving Line of Credit and acceleration of amounts due under the Revolving Line of Credit.

In connection with the closing of the Revolving Line of Credit, we pledged a $11.5 million first mortgage to the borrowing base and drew down $8.0 million on the Revolving Line of Credit.

The foregoing descriptions of the Revolving Line of Credit and the Guaranty are not complete and are qualified in their entirety by reference to the full text of the Revolving Line of Credit and the Guaranty, copies of which are attached as Exhibits 10.8 and 10.9 of this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Set forth below is the information concerning our directors and executive officers.

Board of Directors

    Our board of directors consists of four members. Our board of directors has determined that each of our directors satisfies the listing standards for independence of the New York Stock Exchange (“NYSE”), except for Andrew M. Axelrod, our Chairman and Vikram S. Uppal our and our Manager’s Chief Executive Officer. Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the MGCL (which is currently one) nor, unless our bylaws are amended, more than 15.

    The following sets forth certain information with respect to our directors:

Name	Age	Position held
Andrew M. Axelrod	38	Chairman of the Board of Directors
Vikram S. Uppal	37	Chief Executive Officer, Chief Investment Officer and Director
Roger H. Beless	59	Director
Michael L. Evans	68	Director

    Andrew M. Axelrod has served as Chairman of our board of directors and as a member of the board of directors of Terra Capital Partners since February 2018. Mr. Axelrod founded Axar Capital Management in April 2015 and currently serves as its Managing Partner and Portfolio Manager, and is responsible for all investment, risk and business management functions. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management in 2015, Mr. Axelrod worked at Mount Kellett Capital Management, a private investment organization from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr.

Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University.

    Vikram S. Uppal has served as one of our directors since February 2018 and as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 2018 and as a director of Terra RECO since October 2020. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
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
Michael L. Evans has served as one of our independent directors since October 2017. Mr. Evans has served as a member of the board of directors of Terra Fund 6 from March 2015 to April 2019. Since December 2012, Mr. Evans has been the Managing Director and Chief Financial Officer of Newport LLC (formerly known as Newport Board Group), a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non-profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP (“Ernst & Young”), and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly-traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport LLC and Sen Plex, Inc. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.
Executive Officers

    The names, ages, positions and biographies of our officers and the officers of our Manager are as follows:

Name	Age	Position(s) Held with the Company	Position(s) Held with our Manager
Andrew M. Axelrod	38	Chairman of the Board of Directors	Member of the Board of Managers (1)
Bruce D. Batkin	67	N/A	Member of the Board of Managers (1)
Vikram S. Uppal	37	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	56	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	46	Chief Originations Officer	Chief Originations Officer
_______________
(1)Our Manager is managed by Terra Capital Partners and does not have a board of managers. Messrs. Axelrod, Batkin and Uppal are members of the board of managers of Terra Capital Partners.
    For biographical information regarding Messrs. Axelrod and Uppal, see “Item 10. — Board of Directors” above.

    Bruce D. Batkin has served as the Vice Chairman of the Terra Capital Partners from its formation in 2001 and its commencement of operations in 2002 until February 2018 and as a member of the Board of Managers of our Manager since

February 2018. He served as one of our directors from January 2016, and as the Vice Chairman of our board of directors from December 2018, to March 2020. Mr. Batkin also serves as the Vice Chairman of the board of directors (or managers, as applicable) of Terra International, Terra Income Advisors, Terra Fund Advisors and Terra Fund 5 International. He served as our Chief Executive Officer from January 2016 to November 2018. He has also served as Chief Executive Officer of Terra Capital Advisors, Terra Capital Advisors 2, Terra Income Advisors 2, Terra Fund Advisors, Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7 from April 2009, September 2012, October 2016, September 2017, June 2014, March 2015, October 2016 and October 2016, respectively, until November 30, 2018. He has also served as Chief Executive Officer and director of Terra Fund 6, from May 2013 to April 2019, as Chairman of the board of director of Terra Fund 6 from April 2019 to November 2019, and as Chief Executive Officer of Terra Income Advisors from May 2013 to April 2019. As a co-founder of Terra Capital Partners, he served as its President and Chief Executive Officer from its formation in 2001 and its commencement of operations in 2002 to November 2018, managing its real estate debt and equity investment programs. Mr. Batkin has over 40 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Harvard Alumni Real Estate Board and the Cornell Real Estate Council and the Committee for Economic Development; he sits on the Advisory Board of the Baker Program in Real Estate at Cornell University and the Dean's Advisory Council of the College of Art, Architecture and Planning at Cornell University; and he is a participant in the semiannual Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, Terra Fund Advisors, and Terra Income Advisors since January 2016, October 2017, October 2017, and May 2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; and (vi) a director of Terra RECO since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

    Daniel J. Cooperman has served as Chief Originations Officer of our company, our Manager, Terra Fund Advisors and Terra Income Advisors since January 2016, September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (iii) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

    Our Manager has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the Advisers Act, which applies to, among others, the senior officers of our Manager, including the Chief Executive Officer and the Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics).

We will also provide the Code of Ethics, free of charge, to stockholders who request it. Requests should be directed to Bernadette Murphy, at Terra Property Trust, Inc., 550 Fifth Avenue, 6th Floor, New York, New York 10036.

Audit Committee

    We have established an audit committee of the board of directors (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Messrs. Beless and Evans, each of whom is independent. Mr. Evans serves as the chairman of the Audit Committee. Our board of directors has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of regulation S-K promulgated under the Exchange Act. Our board of directors has determined that each of Messrs. Beless and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

Compensation of the Directors
    In 2020, our independent directors earned $60,000 annual base director’s fee. In addition, in 2020, the chairperson of the Audit Committee earned an annual cash retainer of $15,000 and the other members of the Audit Committee earned an annual cash retainer of $10,000. We also reimburse all members of our board of directors for their travel related expenses incurred in connection with their attendance at board and committee meetings.

    We pay directors’ fees only to those directors who are independent under the NYSE listing standards.

    The following table sets forth compensation of our directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Jeffrey M. Altman (1)	$17,500	$—	$17,500
Roger H. Beless	$65,000	$—	$65,000
Michael L. Evans	$75,000	$—	$75,000
Spencer E. Goldenberg (1)	$17,500	$—	$17,500
John S. Gregorits (1)	$15,000	$—	$15,000
_______________
(1)In connection with the Merger in March 2020, the size of our board of directors was reduced from eight directors to four directors and the directorship of each of Messrs. Altman, Goldenberg and Gregorits was terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth certain information regarding the ownership of shares of our common stock by:

(1)each of our directors;

(2)each of our executive officers;

(3)holders of more than 5% of our capital stock; and

(4)all of our directors and executive officers as a group.

    Each listed person’s beneficial ownership includes:

(1)all shares the investor actually owns beneficially or of record;

(2)all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund);

(3)all shares the investor has the right to acquire within 60 days; and

    Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 550 Fifth Avenue, 6th Floor, New York, NY 10036.

Name	Number of Shares Beneficially Owned	Percentage of All Shares
Andrew M. Axelrod	—	—
Vikram S. Uppal (1)	49,427.63	*
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
Roger H. Beless	—	—
Michael L. Evans	—	—
All directors and executive officers as a group (6 persons)	—	—
5% or Greater Beneficial Owners
Terra JV (2)	17,029,775.95	87.4%
Terra Offshore REIT (2)	2,457,684.59	12.6%
_______________
* Represents beneficial ownership of less than 1%.
(1)On April 6, 2020, Mr. Uppal purchased 22 units of limited liability company interest (the “Units”) of Terra Fund 5 in a secondary market transaction. The Units are held through Lakshmi 15 LLC, a family limited liability company over which Mr. Uppal exercises voting and investment control. The shares of our common stock indicated on this report as being held indirectly by Mr. Uppal are held indirectly by Terra Fund 5 through a controlled subsidiary. Mr. Uppal is the Chief Executive Officer and Chief Investment Officer of Terra Fund Advisors, the manager of Terra Fund 5. Accordingly, Mr. Uppal disclaims beneficial ownership of the shares of our common stock reported herein except to the extent of his pecuniary interest therein, and this report shall not be deemed an admission that he is the beneficial owner of such shares for purposes of Section 16 or for any other purpose.
(2)Terra Fund 5 is managed by Terra Fund Advisors, its managing member. The shares of common stock held by Terra Fund 5 are subject to the provisions of the Voting Agreement and certain related agreements described in greater detail under “Item 13. Certain Relationships and Related Transactions.” The inclusion of these shares of our common stock shall not be deemed an admission of beneficial ownership of the reported securities for purposes of Section 16 or for any other purposes.

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

Terra International Fund 3, L.P.

    On September 30, 2019, we entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore REIT (formerly known as International Fund 3 REIT), a then wholly-owned subsidiary of Terra International 3, which we amended and restated on November 13, 2019.

    Pursuant to this agreement, Terra International 3, through Terra Offshore REIT, contributed cash in the amount of $3,620,000 to us in exchange for 212,690.95 shares of common stock, at a price of $17.02 per share. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder. On April 29, 2020, we repurchased, at a price of $17.02 per share, the 212,690.95 shares of common stock that we had previously sold to Terra Offshore REIT on September 30, 2019. At the same time, Terra International 3 redeemed all of its limited partnership interest and ceased operations.

    Our Manager also serves as adviser to Terra Offshore REIT.

Merger and Issuance of Common Stock to Terra Offshore REIT

    On February 28, 2020, we entered into a merger agreement pursuant to which Terra Property Trust 2 was merged with and into us, with us continuing as the surviving corporation, effective March 1, 2020. In connection with the Merger, each share of common stock, par value $0.01 per share, of Terra Property Trust 2 issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive from us a number of shares of our common stock, par value $0.01 per share, equal to an exchange ratio, which was 1.2031. As a result, Terra Fund 7, the sole stockholder of Terra Property Trust 2, received 2,116,785.76 shares of our common stock as consideration in the Merger. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
    In addition, on March 2, 2020, we entered into two separate contribution agreements, one by and among us, Terra Offshore REIT and Terra Income Fund International, and another by and among us, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by the Company, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
As of December 31, 2020, Terra JV owns 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.
Voting Agreement
    On March 2, 2020, we, Terra Fund 5, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which Terra Fund 5 assigned its rights and obligations under the

Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains our external manager, Terra REIT Advisors will have the right to nominate two individuals to serve as our directors and, until Terra JV no longer holds at least 10% of our outstanding shares of common stock, Terra JV will have the right to nominate one individual to serve as one of our directors.

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

    During the years ended December 31, 2020 and 2019, we paid our Manager in the aggregate the following fees under the management agreement: $4.5 million and $3.7 million in asset management fee, respectively, $1.0 million and $0.9 million in asset servicing fees, respectively, $1.4 million and $2.0 million in origination and extension fees, respectively; $0.5 million and $1.4 million in disposition, respectively, and $6.0 million and $4.9 million of operating expense reimbursements, respectively.

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

    Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, our Manager and affiliates of our Manager are the external managers to Terra Fund 6 and Terra RECO, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Participation Agreements and Secured Borrowing

    We have diversified our exposure to loans and borrowers by entering into participation agreements in respect of certain of our loans whereby we transferred a portion of the loans on a pari passu basis to related parties, and to a lesser extent, unrelated parties, with the principal balance of participation obligations totaling $71.3 million as of December 31, 2020. Additionally, we sold a portion of a loan with a principal balance of $18.3 million to a third-party that didn’t qualify for sale accounting treatment. However, we do not have direct liability to a participant under our participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment. For additional information concerning our participation agreements, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Participation Agreements and Secured Borrowing.”

Allocation of Our Manager’s Time

    We rely on our Manager to manage our day-to-day activities and to implement our investment strategy. Our Manager is presently, and plans in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Fund 6 and Terra RECO. The employees of our Manager will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Competition and Allocation of Investment Opportunities

    Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Terra Fund 6 and Terra RECO.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2020 and 2019, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our board of directors currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2021, subject to agreeing on fee estimates for the audit work. Our board of directors reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
The following table displays fees for professional services by KPMG for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Audit Fees	$463,000	$409,500
Audit-Related Fees	—	50,000
Tax Fees	68,380	65,800
All Other Fees	—	—
Total	$531,380	$525,300

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

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed with the SEC on February 28, 2020).

Exhibit No.	Description and Method of Filing
10.1
Amended and Restated Management Agreement between Terra Property Trust, Inc., and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56117) filed with the SEC on November 6, 2019).

10.2
Amended and Restated Voting Agreement by and among Terra Property Trust, Inc., Terra Secured Income Fund 5, LLC, Terra JV, LLC and Terra REIT Advisors, LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020).

10.3
Stockholder Rights Agreement among Terra JV, LLC and Terra Property Trust, Inc., dated March 2, 2020 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-56117) filed with the SEC on May 15, 2020).

10.4
Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Income Fund International, dated March 2, 2020 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 000-56117) filed with the SEC on May 15, 2020).

10.5
Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Secured Income Fund 5 International, dated March 2, 2020 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 000-56117) filed with the SEC on May 15, 2020).

10.6
Indenture and Credit Agreement, dated as of September 3, 2020, by and among Terra Mortgage Capital I, LLC, as Issuer, Goldman Sachs Bank USA, as initial Class A lender, and Wells Fargo Bank, National Association, as trustee, custodian, collateral agent, loan agent and note administrator (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-56117) filed with the SEC on September 17, 2020).

10.7
Guaranty, dated as of September 3, 2020, by and among Terra Property Trust, Inc., as guarantor, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-56117) filed with the SEC on September 17, 2020).

10.8*	Business Loan and Security Agreement, dated as of March 12, 2021, by and among Terra Mortgage Portfolio II, LLC, as the Borrower, and Western Alliance Bank, as the Lender.

10.9*	Limited Guaranty, dated as of March 12, 2021, by and among Terra Property Trust, Inc., as Guarantor, for the benefit of Western Alliance Bank.

21.1 *	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
______________
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, New York
March 18, 2021

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$18,607,952	$29,609,484
Restricted cash	12,145,616	18,542,163
Cash held in escrow by lender	2,166,755	2,398,053
Marketable securities	1,287,500	—
Loans held for investment, net	417,986,462	375,462,222
Loans held for investment acquired through participation, net	4,294,053	3,150,546
Equity investment in a limited partnership	36,259,959	—
Real estate owned, net (Note 6)
Land, building and building improvements, net	63,385,339	64,751,247
Lease intangible assets, net	9,793,600	12,845,228
Operating lease right-of-use assets	16,105,888	16,112,925
Interest receivable	2,509,589	1,876,799
Other assets	3,934,468	2,594,411
Total assets	$588,477,181	$527,343,078
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$105,245,801	$—
Obligations under participation agreements (Note 8)	71,581,897	103,186,327
Repurchase agreement payable, net of deferred financing fees	—	79,608,437
Mortgage loan payable, net of deferred financing fees and other	44,117,293	44,753,633
Secured borrowing	18,187,663	—
Interest reserve and other deposits held on investments	12,145,616	18,542,163
Operating lease liabilities	16,105,888	16,112,925
Lease intangible liabilities, net (Note 6)	10,249,776	11,424,809
Due to Manager (Note 8)	1,257,098	1,037,168
Interest payable	1,185,502	1,076,231
Accounts payable and accrued expenses	3,968,603	1,749,525
Unearned income	677,856	624,021
Other liabilities	429,123	1,684,106
Total liabilities	285,152,116	279,799,345
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both December 31, 2020 and 2019	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 and 15,125,681 shares issued and outstanding at December 31, 2020 and 2019, respectively	194,875	151,257
Additional paid-in capital	373,443,672	301,727,297
Accumulated deficit	(70,438,482)	(54,459,821)
Total equity	303,325,065	247,543,733
Total liabilities and equity	$588,477,181	$527,343,078
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
Revenues
Interest income	$39,392,209	$40,888,079
Real estate operating revenue	10,423,563	9,806,507
Prepayment fee income	—	285,838
Other operating income	505,116	419,101
	50,320,888	51,399,525
Operating expenses
Operating expenses reimbursed to Manager	6,041,075	4,875,153
Asset management fee	4,480,706	3,671,474
Asset servicing fee	1,008,256	854,096
Provision for loan losses	3,738,758	—
Real estate operating expenses	4,505,119	3,989,911
Depreciation and amortization	4,635,980	3,785,977
Impairment charge	—	1,550,000
Professional fees (1)	1,695,876	3,373,554
Directors fees	190,000	335,000
Other	371,444	172,232
	26,667,214	22,607,397
Operating income	23,653,674	28,792,128
Other income and expenses
Interest expense from obligations under participation agreements	(8,514,804)	(11,773,346)
Interest expense on repurchase agreement payable	(3,727,466)	(4,713,440)
Interest expense on mortgage loan payable	(2,976,913)	(3,093,284)
Interest expense on revolving credit facility	(1,398,103)	(169,283)
Interest expense on term loan payable	(2,137,651)	—
Interest expense on secured borrowing	(633,850)	—
Net loss on extinguishment of obligations under participation agreements	(319,453)	—
Realized gains on marketable securities	1,160,162	—
Unrealized gains on marketable securities	111,494	—
Income from equity investment in a limited partnership	38,640	—
	(18,397,944)	(19,749,353)
Net income	$5,255,730	$9,042,775
Preferred stock dividend declared	(15,624)	(15,624)
Net income allocable to common stock	$5,240,106	$9,027,151

Earnings per share — basic and diluted	$0.28	$0.60

Weighted-average shares — basic and diluted	18,813,066	14,967,183

Distributions declared per common share	$1.16	$2.03
_______________
(1)Amount for the year ended December 31, 2019 included $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of the Company becoming a public entity. In the second quarter of 2019, Management decided to postpone indefinitely the Company’s public offering.
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019
Comprehensive income, net of tax
Net income	$5,255,730	$9,042,775
Other comprehensive income
Net unrealized gains on marketable securities	192,919	—
Reclassification of net realized gains on marketable securities into earnings	(192,919)	—
	—	—
Total comprehensive income	$5,255,730	$9,042,775
Preferred stock dividend declared	(15,624)	(15,624)
Comprehensive income attributable to common shares	$5,240,106	$9,027,151

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248		—	75,379,993
Repurchase of common stock				(212,691)	(2,127)	(3,617,873)			(3,620,000)
Distributions declared on common shares ($1.16 per share)	—	—	—	—	—	—	(21,218,767)	—	(21,218,767)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	—	(15,624)
Comprehensive income:
Net income	—	—	—	—	—	—	5,255,730	—	5,255,730
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(192,919)	(192,919)
Balance at December 31, 2020	—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2019	$—	125	$125,000	14,912,990	$149,130	$298,109,424	$(33,091,195)	$—	$265,292,359
Issuance of common stock	—	—	—	212,691	2,127	3,617,873	—	—	3,620,000
Distributions declared on common shares ($2.03 per share)	—	—	—	—	—	—	(30,395,777)	—	(30,395,777)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	—	(15,624)
Comprehensive income:
Net income	—	—	—	—	—	—	9,042,775	—	9,042,775
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at December 31, 2019	—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,255,730	$9,042,775
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(2,937,909)	(1,682,721)
Depreciation and amortization	4,635,980	3,785,977
Provision for loan losses	3,738,758	—
Impairment charge	—	1,550,000
Lease termination fee income	(236,000)	—
Amortization of net purchase premiums on loans	57,155	81,642
Straight-line rent adjustments	(714,334)	(681,920)
Amortization of deferred financing costs	1,644,944	1,993,486
Net loss on extinguishment of obligations under participation agreements	319,453	—
Amortization of above- and below-market rent intangibles	(1,027,129)	(446,997)
Amortization and accretion of investment-related fees, net	(4,140)	(85,764)
Amortization of above-market rent ground lease	(130,348)	(130,348)
Realized gains on marketable securities	(1,160,162)	—
Unrealized gains on marketable securities	(111,494)	—
Income from equity investment in a limited partnership	(38,640)	—
Changes in operating assets and liabilities:
Interest receivable	(632,790)	575,627
Other assets	(956,735)	1,639,202
Due to Manager	(409,927)	(213,485)
Unearned income	(490,233)	553,539
Interest payable	109,271	(135,511)
Accounts payable and accrued expenses	2,245,242	725,749
Other liabilities	(1,229,232)	931,549
Net cash provided by operating activities	7,927,460	17,502,800
Cash flows from investing activities:
Origination and purchase of loans	(108,488,411)	(185,327,219)
Proceeds from repayments of loans	66,144,729	181,131,959
Purchase of partnership interest in a limited partnership	(35,862,692)	—
Purchase of marketable securities	(6,039,567)	—
Proceeds from sale of marketable securities	6,023,723	—
Capital expenditures on real estate	—	(242,071)
Net cash used in investing activities	(78,222,218)	(4,437,331)
Cash flows from financing activities:
Proceeds from borrowings under the term loan	107,584,451	—
Proceeds from borrowings under revolving credit facility	35,000,000	16,000,000
Proceeds from borrowings under repurchase agreement	22,860,134	81,134,436
Proceeds from issuance of common stock in the Merger	16,897,074	—
Proceeds from issuance of common stock to Terra Offshore REIT	8,600,000	—
Proceeds from secured borrowing	18,281,848	—
Distributions paid	(21,234,391)	(30,411,401)
Proceeds from obligations under participation agreements	22,498,765	34,665,630
Repayment of borrowings under repurchase agreement	(103,994,570)	(34,200,000)
Payment for repurchase of common stock	(3,620,000)	—
Repayment of borrowings under revolving credit facility	(35,000,000)	(16,000,000)
Proceeds from issuance of common stock	—	3,620,000
Change in interest reserve and other deposits held on investments	(6,396,547)	1,171,501
Repayment of mortgage principal	(594,255)	(385,520)
Payment of financing costs	(2,361,369)	(405,673)
Repayments of obligations under participation agreements	(5,855,759)	(46,243,595)
Net cash provided by financing activities	52,665,381	8,945,378
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,629,377)	22,010,847
Cash, cash equivalents and restricted cash at beginning of year	50,549,700	28,538,853
Cash, cash equivalents and restricted cash at end of year (Note 2)	$32,920,323	$50,549,700

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$16,317,378	$17,308,592

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
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to Terra Offshore REIT

    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (the “Terra Offshore REIT”) and Terra Income Fund International, and another by and among the Company, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore REIT:

Total Consideration
Equity issued to Terra Offshore REIT	$40,749,378
Proceeds from equity issued to Terra Offshore REIT	8,600,000
$32,149,378
Net Assets exchanged
Settlement of obligations under participation agreements	$32,112,257
Interest receivable	270,947
Due to Manager	(233,826)
Net assets acquired excluding cash and cash equivalents	$32,149,378

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

Supplemental Non-Cash Investing Activities:

Lease Termination

In June 2020, the Company received a notice from a tenant occupying a portion of the office building that the Company acquired in July 2018 via foreclosure of their intention to terminate the lease (Note 6). The following table presents a summary of assets received and written off in connection with the lease termination effective September 4, 2020:

Lease Termination Fees:
Cash	$142,620
Furniture & Fixture	236,000
$378,620
Assets and Liabilities Write-offs:
In-place lease intangible assets	$869,694
Below-market rent liabilities	(616,392)
Rent receivable	125,318
$378,620

Deed in Lieu of Foreclosure

    On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the payment of the first mortgage and related fees and expenses (Note 6). The following table summarizes the carrying value of the first mortgage and the fair value of asset acquired in the transaction as of the date of the deed in lieu of foreclosure:

Carrying Value of First Mortgage
Loan held for investment	$14,325,000
Interest receivable	439,300
Restricted cash applied against loan principal amount	(60,941)
$14,703,359

Assets Acquired at Fair Value
Land	$14,703,359

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2020

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of December 31, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore REIT (Note 3).

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC, pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (Note 8). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include all of the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity.

The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting (see Note 5).

VIE Model

An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make

F-10 (Preliminary and Confidential V1)

Notes to Consolidated Financial Statements

decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

Under the VIE model, limited partnerships are considered VIE unless the limited partners hold substantive kick-out or participating rights over the general partner. The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Notes to Consolidated Financial Statements

foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDR”s) unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

Equity Investment in a Limited Partnership

The Company accounts for its equity interest in a limited partnership under the equity method of accounting, i.e., at cost, increased or decreased by its share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting.

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

Notes to Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$18,607,952	$29,609,484
Restricted cash	12,145,616	18,542,163
Cash held in escrow by lender	2,166,755	2,398,053
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$32,920,323	$50,549,700

 Participation Interests

Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. For the investments for which

Notes to Consolidated Financial Statements

participation has been granted, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes doubtful. See “Obligations under Participation Agreements” in Note 9 for additional information.

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

Fair Value Measurements

    United States generally accepted accounting principles (“U.S. GAAP”) establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

     As of December 31, 2020, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2020 and 2019.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2019 federal tax returns remain subject to examination by the Internal Revenue Service.

Notes to Consolidated Financial Statements

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2020, there has been an ongoing global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the pandemic has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The pandemic could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Notes to Consolidated Financial Statements

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

Note 3. Merger and Issuance of Common Stock to Terra Offshore REIT

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

Notes to Consolidated Financial Statements

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
Issuance of Common Stock to Terra Offshore REIT
    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore REIT and Terra Income Fund International, and another by and among the Company, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued 2,457,684.59 shares of common stock of the Company to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by the Company, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
    The fair value of the 2,457,684.59 shares of the Company’s stock issued in the transaction as consideration paid for Terra Offshore REIT was derived from the fair value per share of the Company as of December 31, 2019, which was the most recently determined fair value per share of the Company.
    The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore REIT:

Total Consideration
Equity issued to Terra Offshore REIT	$40,749,378
$40,749,378
Net Assets of Terra Offshore REIT Received
Investments through participation interest, at fair value	$32,112,257
Cash and cash equivalents	8,600,000
Interest receivable	270,947
Due to Manager	(233,826)
Total identifiable net assets	$40,749,378
On April 29, 2020, the Company repurchased 212,691 shares of common stock at a price of $17.02 per share that the Company had previously sold to Terra Offshore REIT on September 30, 2019 (Note 8).

Terra JV, LLC

    Prior to the completion of the Merger and the Issuance of Common Stock to Terra Offshore REIT transactions described above, Terra Fund 5 owned approximately 98.6% of the issued and outstanding shares of the Company’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which Terra Fund 5 was the sole managing member, and the remaining issued and outstanding shares of the Company’s common stock were owned by Terra Offshore REIT.

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

Notes to Consolidated Financial Statements

two individuals to serve as directors of the Company and, until Terra JV no longer holds at least 10% of the outstanding shares of the Company’s common stock, Terra JV will have the right to nominate one individual to serve as a director of the Company.

    As of December 31, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Net Loss on Extinguishment of Obligations Under Participation Agreements

    As discussed in Note 8, in the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The obligations under participation agreements were released as a result of the Merger and the Issuance of Common Stock to Terra Offshore REIT. In connection with these transactions, the Company recognized a net loss of $0.3 million for the three months ended March 31, 2020, which was primarily related to transaction costs incurred in connection with both transactions.

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	6	14	20	8	15	23
Principal balance	$56,335,792	$367,838,966	$424,174,758	$70,692,767	$306,695,550	$377,388,317
Carrying value	$56,464,310	$365,816,205	$422,280,515	$71,469,137	$307,143,631	$378,612,768
Fair value	$56,284,334	$363,122,860	$419,407,194	$71,516,432	$307,643,983	$379,160,415
Weighted-average coupon rate	12.17%	7.95%	8.51%	11.93%	9.13%	9.65%
Weighted-average remaining term (years)	1.78	1.44	1.48	2.28	2.09	2.13
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.14% and 1.76% as of December 31, 2020 and 2019, respectively.
(2)As of December 31, 2020, amounts included $184.2 million of senior mortgages used as collateral for $107.6 million of borrowings under a term loan (Note 9). These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of December 31, 2020. As of December 31, 2019, amounts included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement (Note 9). These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of both December 31, 2020 and 2019, twelve of these loans are subject to a LIBOR floor.

Notes to Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the years ended December 31, 2020 and 2019:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	107,359,299	1,129,112	108,488,411
Principal repayments received	(66,144,729)	—	(66,144,729)
PIK interest (1)	4,442,759	—	4,442,759
Net amortization of premiums on loans	(61,391)	—	(61,391)
Accrual, payment and accretion of investment-related fees and other, net	667,060	14,395	681,455
Provision for loan losses	(3,738,758)	—	(3,738,758)
Balance, December 31, 2020	$417,986,462	$4,294,053	$422,280,515

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2019	$388,243,974	$—	$388,243,974
New loans made	182,206,332	3,120,887	185,327,219
Principal repayments received	(181,131,959)	—	(181,131,959)
Foreclosure of collateral (2)	(14,325,000)	—	(14,325,000)
PIK interest (1)	2,476,355	—	2,476,355
Net amortization of premiums on loans	(104,426)	—	(104,426)
Accrual, payment and accretion of investment-related fees, net (3)	(1,903,054)	29,659	(1,873,395)
Balance, December 31, 2019	$375,462,222	$3,150,546	$378,612,768
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $1.5 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.
(2)On January 9, 2019, the Company acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses (Note 6).
(3)Amount for the year ended December 31, 2019 included $0.5 million of deferred origination fees that were previously recorded as unearned income.

Notes to Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$254,042,847	$255,093,989	60.5%	$178,130,623	$178,203,675	47.1%
Preferred equity investments	141,590,632	142,002,144	33.6%	157,144,040	157,737,763	41.6%
Mezzanine loans	28,541,279	28,923,140	6.8%	42,113,654	42,671,330	11.3%
Allowance for loan losses	—	(3,738,758)	(0.9)%	—	—	—%
Total	$424,174,758	$422,280,515	100.0%	$377,388,317	$378,612,768	100.0%

	December 31, 2020			December 31, 2019
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$182,698,225	$183,053,751	43.3%	$142,055,845	$141,870,355	37.5%
Multifamily	87,978,759	88,627,207	21.0%	76,640,369	77,136,016	20.4%
Student housing	55,294,414	55,643,591	13.2%	58,049,717	58,553,496	15.5%
Hotel	53,392,809	53,687,304	12.7%	46,598,011	46,731,939	12.3%
Infill land	27,210,551	27,305,496	6.5%	36,444,375	36,624,375	9.7%
Condominium	10,600,000	10,701,924	2.5%	10,600,000	10,696,587	2.8%
Industrial	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Allowance for loan losses	—	(3,738,758)	(0.9)%	—	—	—%
Total	$424,174,758	$422,280,515	100.0%	$377,388,317	$378,612,768	100.0%

	December 31, 2020			December 31, 2019
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$200,279,688	$200,990,328	47.6%	$150,988,463	$151,108,109	39.9%
New York	79,187,004	79,310,276	18.8%	79,734,323	79,896,663	21.1%
Georgia	74,116,787	74,505,752	17.6%	61,772,764	61,957,443	16.4%
North Carolina	33,242,567	33,438,806	7.9%	32,592,767	32,766,311	8.7%
Washington	23,500,000	23,682,536	5.6%	23,500,000	23,661,724	6.2%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.8%
Texas	3,848,712	3,887,200	0.9%	3,500,000	3,531,776	0.9%
Illinois	—	—	—%	8,004,877	8,071,562	2.1%
Kansas	—	—	—%	6,200,000	6,251,649	1.7%
Other (1)	3,000,000	3,204,375	0.8%	4,095,123	4,367,531	1.2%
Allowance for loan losses	—	(3,738,758)	(0.9)%	—	—	—%
Total	$424,174,758	$422,280,515	100.0%	$377,388,317	$378,612,768	100.0%
_______________
(1)Other includes a $3.0 million loan with collateral located in South Carolina at both December 31, 2020 and 2019. Other also includes $1.1 million of the unused portion of a credit facility at December 31, 2019.

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

Notes to Consolidated Financial Statements

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	0	$—	$—	—%	—	$—	$—	—%
2	1	7,000,000	7,000,000	1.6%	5	50,000,000	50,284,751	13.3%
3	14	323,696,475	325,284,285	76.4%	17	322,648,317	323,588,017	85.4%
4 (1)	3	72,861,587	73,079,804	17.2%	—	—	—	—%
5 (1)	1	3,848,712	3,887,200	0.9%	—	—	—	—%
Other (2)	1	16,767,984	16,767,984	3.9%	1	4,740,000	4,740,000	1.3%
	20	$424,174,758	426,019,273	100.0%	23	$377,388,317	378,612,768	100.0%
Allowance for loan losses			(3,738,758)				—
Total, net of allowance for loan losses			$422,280,515				$378,612,768
_______________
(1)The increase in number of loans with a loan risk rating of “4” and “5” was due to the higher risk in select loans as a result of asset-specific factors that are particularly negatively impacted by the COVID-19 pandemic.
(2)These loans were deemed impaired and removed from the pool of loans on which a general allowance is calculated. For the year ended December 31, 2020, the Company recorded a specific allowance of $2.5 million on this loan as a result of a decline in the fair value of the collateral. For the year ended December 31, 2019, no specific reserve for loan losses was recorded on this loan because the fair value of the collateral was greater than carrying value of the loan. In March 2020, this loan was repaid in full.

    As of December 31, 2020, the Company had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5”, and recorded a general allowance for loan losses of $1.3 million.

     The following table presents the activity in the Company’s allowance for loan losses for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Allowance for loan losses, beginning of period	$—	$—
Provision for loan losses	3,738,758	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$3,738,758	$—
    The allowance for loan losses reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of COVID-19.

Note 5. Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Terra Real Estate Credit Opportunities Fund, LP (“Terra RECO”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in Terra RECO. Terra RECO’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra RECO may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of Terra RECO is Terra Real Estate Credit Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC. As of December 31, 2020, the unfunded commitment was $14.1 million.

Notes to Consolidated Financial Statements

The Company evaluated its equity interest in Terra RECO and determined it does not have a controlling financial interest and is not the primarily beneficiary. Accordingly, the equity interest in Terra RECO is accounted for as an equity method investment. As of December 31, 2020, the Company owned a 90.3%, or $36.3 million, of equity interest in Terra RECO. For the year ended December 31, 2020, the Company recorded equity income from Terra RECO of $38,640 and did not receive any distributions from Terra RECO.

The following tables present summarized financial information of the Company’s equity investment in Terra RECO. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

December 31, 2020
Investments at fair value (cost of $44,174,031)	$44,715,979
Other assets	5,331,840
Total assets	50,047,819
Obligations under participation agreement (proceeds of $6,222,830)	6,347,478
Other liabilities	4,204,147
Total liabilities	$10,551,625
Partners’ capital	$39,496,194

Year Ended December 31, 2020
Total investment income	$239,837
Total expenses	614,362
Net investment loss	(374,525)
Unrealized appreciation on investments	417,300
Net increase in partners' capital resulting from operations	$42,775

Note 6. Real Estate Owned, Net

Real Estate Activities

2020 — In June 2020, the Company received a notice from a tenant occupying a portion of the office building that the Company acquired in July 2018 via foreclosure of their intention to terminate the lease. In connection with the lease termination effective September 4, 2020, the Company received from the tenant lease termination fee of $0.4 million, which included approximately $0.2 million of cash and $0.2 million of the furniture and fixtures in the office space. The furniture and fixtures have a remaining useful life of 2.5 years and are being depreciated on a straight-line basis over the remaining useful life. Additionally, the Company wrote off the related unamortized in-place lease intangible assets of $0.9 million, unamortized below-market rent intangible liabilities of $0.6 million and rent receivable of $0.1 million. There was no gain or loss recognized on the lease termination.

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

Notes to Consolidated Financial Statements

Assets Acquired
Real estate owned:
Land	$14,703,359

    The Company capitalized transaction costs of approximately $0.2 million to land.

For the year ended December 31, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which was the estimated selling price less the cost of sale.

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(3,125,143)	48,600,826	51,725,969	(1,831,980)	49,893,989
Tenant improvements	1,854,640	(670,090)	1,184,550	1,854,640	(392,812)	1,461,828
Furniture and fixtures	236,000	(31,467)	204,533	—	—	—
Total real estate	67,212,039	(3,826,700)	63,385,339	66,976,039	(2,224,792)	64,751,247
Lease intangible assets:
In-place lease	15,852,232	(6,172,747)	9,679,485	15,852,232	(3,138,675)	12,713,557
Above-market rent	156,542	(42,427)	114,115	156,542	(24,871)	131,671
Total intangible assets	16,008,774	(6,215,174)	9,793,600	16,008,774	(3,163,546)	12,845,228
Lease intangible liabilities:
Below-market rent	(3,371,314)	1,702,800	(1,668,514)	(3,371,314)	658,115	(2,713,199)
Above-market ground lease	(8,896,270)	315,008	(8,581,262)	(8,896,270)	184,660	(8,711,610)
Total intangible liabilities	(12,267,584)	2,017,808	(10,249,776)	(12,267,584)	842,775	(11,424,809)
Total real estate	$70,953,229	$(8,024,066)	$62,929,163	$70,717,229	$(4,545,563)	$66,171,666

Notes to Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2020	2019
Real estate operating revenues:
Lease revenue	$8,150,041	$7,683,843
Other operating income	2,273,522	2,122,664
Total	$10,423,563	$9,806,507
Real estate operating expenses:
Utilities	$166,003	$191,657
Real estate taxes	1,925,999	1,194,192
Repairs and maintenances	659,934	618,755
Management fees	224,732	252,164
Lease expense, including amortization of above-market ground lease	1,134,152	1,135,096
Other operating expenses	394,299	598,047
Total	$4,505,119	$3,989,911

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

    On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using a modified retrospective transition approach and chose not to adjust comparable periods (Note 2). The Company elected to use the package of practical expedients for its existing leases whereby the Company did not need to reassess whether a contract is or contains a lease, lease classification and initial direct costs. As a result, the leases continue to be classified as operating leases under ASC 842, Leases. The adoption of ASU 2016-02 did not have any impact on the tenant leases; however, for the ground lease, the Company recognized $16.1 million of both operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheets. No cumulative effect adjustment was recorded because there was no change to operating lease cost. In addition, as of January 1, 2019, the Company had $0.5 million of unamortized leasing commission (initial direct costs) on the tenant leases. The Company elected to continue to amortize the remaining leasing commission through the end of the lease terms.

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2020 are as follows:

Years Ending December 31,	Total
2021	$6,628,573
2022	7,132,812
2023	7,363,647
2024	7,600,861
2025	4,111,257
Thereafter	1,199,623
Total	$34,036,773

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2020, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2021	(338,220)	2,062,060	(130,348)	1,593,492
2022	(338,220)	2,062,060	(130,348)	1,593,492
2023	(338,220)	2,062,060	(130,348)	1,593,492
2024	(338,220)	2,062,060	(130,348)	1,593,492
2025	(181,608)	1,431,245	(130,348)	1,119,289
Thereafter	(19,911)	—	(7,929,522)	(7,949,433)
Total	$(1,554,399)	$9,679,485	$(8,581,262)	$(456,176)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	December 31,
	2020	2019
Operating lease
Operating lease right-of-use assets	$16,105,888	$16,112,925
Operating lease liabilities	$16,105,888	$16,112,925

Weighted average remaining lease term — operating lease (years)	65.8	66.8

Weighted average discount rate — operating lease	7.9%	7.9%

Notes to Consolidated Financial Statements

    The component of lease expense for the ground lease was as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$1,264,500	$1,265,445

    Supplemental non-cash information related to the ground lease was as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,264,500	$1,265,445

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,264,500	$1,265,445

    Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2021	1,264,500
2022	1,264,500
2023	1,264,500
2024	1,264,500
2025	1,264,500
Thereafter	76,871,063
Total lease payments	83,193,563
Less: Imputed interest	(67,087,675)
Total	$16,105,888

Note 7. Fair Value Measurements

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

Notes to Consolidated Financial Statements

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

As of December 31, 2020 and 2019, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, term loan payable, mortgage loan payable, repurchase agreement payable and revolving credit facility payable. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of December 31, 2020, according to the fair value hierarchy:

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,287,500	$—	$—	$1,287,500
Debt securities	—	—	—	—
Total	$1,287,500	$—	$—	$1,287,500

    The following table presents the activities of the marketable securities for the periods presented.

	Years Ended December 31,
	2020	2019
Beginning balance	$—	$—
Purchases	6,039,567	—
Proceeds from sale	(6,023,723)	—
Realized gains on marketable securities	1,160,162	—
Unrealized gains on marketable securities	111,494	—
Ending balance	$1,287,500	$—

Notes to Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		December 31, 2020			December 31, 2019
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$419,924,758	$421,725,220	$415,113,225	$374,267,430	$375,462,222	$375,956,154
Loans held for investment acquired through participation, net	3	4,250,000	4,294,053	4,293,969	3,120,887	3,150,546	3,204,261
Allowance for loan losses		—	(3,738,758)	—	—	—	—
Total loans		$424,174,758	$422,280,515	$419,407,194	$377,388,317	$378,612,768	$379,160,415
Liabilities:
Term loan payable	3	$107,584,451	$105,245,801	$107,248,555	$—	$—	$—
Obligations under participation agreements	3	71,266,303	71,581,897	70,693,207	102,564,795	103,186,327	103,188,783
Mortgage loan payable	3	44,020,225	44,117,293	44,348,689	44,614,480	44,753,633	44,947,378
Secured borrowing	3	18,281,848	18,187,663	17,037,032	—	—	—
Repurchase agreement payable	3	—	—	—	81,134,436	79,608,437	81,134,436
Total liabilities		$241,152,827	$239,132,654	$239,327,483	$228,313,711	$227,548,397	$229,270,597

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2020 and 2019 due to their short-term nature.

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

Notes to Consolidated Financial Statements

    The fair values of the Company’s mortgage loan payable, repurchase agreement payable, term loan payable and revolving credit facility payable are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2020 and 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2020	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$415,113,225	Discounted cash flow	Discount rate	5.29%	20.05%	10.38%
Loans held for investment acquired through participation, net	4,293,969	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$419,407,194
Liabilities:
Term loan payable	$107,248,555	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	70,693,207	Discounted cash flow	Discount rate	9.75%	20.05%	12.58%
Mortgage loan payable	44,348,689	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	17,037,032	Discounted cash flow	Discount rate	11.25%	11.25%	11.25%
Total Level 3 Liabilities	$239,327,483

	Fair Value at December 31, 2019	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$375,956,154	Discounted cash flow	Discount rate	4.71%	14.95%	9.77%
Loans held for investment acquired through participation, net	3,204,261	Discounted cash flow	Discount rate	11.90%	11.90%	11.90%
Total Level 3 Assets	$379,160,415
Liabilities:
Obligations under Participation Agreements	$103,188,783	Discounted cash flow	Discount rate	9.00%	14.95%	11.99%
Mortgage loan	44,947,378	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Repurchase agreement payable	81,134,436	Discounted cash flow	Discount rate	4.11%	4.75%	4.33%
Total Level 3 Liabilities	$229,270,597

Note 8. Related Party Transactions

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

	Years Ended December 31,
	2020	2019
Origination and extension fee expense (1)(2)	$1,383,960	$1,992,492
Asset management fee	4,480,706	3,671,474
Asset servicing fee	1,008,256	854,096
Operating expenses reimbursed to Manager	6,041,075	4,875,153
Disposition fee (3)	504,611	1,408,055
Total	$13,418,608	$12,801,270
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred

Notes to Consolidated Financial Statements

and amortized to interest income over the term of the loan.
(2)Amount for the year ended December 31, 2020 excluded $0.4 million of origination fee paid to the Manager in connection with the Company’s equity investment in a limited partnership. This origination fee was capitalized to the carrying value of the equity investment as transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Origination and Extension Fee Expense

Pursuant to the Management Agreement, the Manager or its affiliates receives an origination fee in the amount of 1% of the amount used to originate, fund, acquire or structure real estate-related investments, including any third-party expenses related to such loans. In the event that the term of any real estate-related loan held by the Company is extended, the Manager also receives an extension fee equal to the lesser of (i) 1% of the principal amount of the loan being extended or (ii) the amount of fee paid to the Company by the borrower in connection with such extension.

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2020 and 2019, the Company has not received any breakup fees.

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

Distributions Paid

    For the year ended December 31, 2020, the Company made distributions to Terra Fund 5, Terra JV and Terra Offshore REIT in the aggregate $21.2 million, of which $16.0 million were returns of capital (Note 11). For the year ended December 31, 2019, the Company made distributions to Terra Fund 5 and Terra Offshore REIT totaling $30.4 million, of which $21.4 million were returns of capital (Note 11).

Notes to Consolidated Financial Statements

Due to Manager

    As of December 31, 2020 and 2019, approximately $1.3 million and $1.0 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to Terra Offshore REIT

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of December 31, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Terra Real Estate Credit Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with Terra RECO whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Terra RECO. For more information on this investment, please see Note 5.

Terra International Fund 3, L.P.

    On September 30, 2019, the Company entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore REIT, a wholly-owned subsidiary of Terra International 3.

    Pursuant to this agreement, Terra International 3, through Terra Offshore REIT, contributed cash in the amount of $3.6 million to the Company in exchange for 212,691 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to the Company future cash proceeds, if any, raised from time to time by it, and the Company agreed to issue shares of common stock to Terra International 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

    Under Cayman securities law, when there is a change in the terms of the offering, previously admitted partners have rights to rescind their subscription. On September 24, 2019, Terra International 3 amended its private placement memorandum to change its term from finite life to perpetual life with limited opportunity for liquidity, as well as to change the selling commission structure and to provide for a dividend reinvestment plan. As a result of the change in the terms of the offering, Terra International 3 received requests to rescind all of the units of its limited partnership interest at a price of $100,000 per unit. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares of common stock that the Company had previously sold to Terra Offshore REIT on September 30, 2019. Terra International 3 honored all of the rescission requests that it had received with proceeds from the repurchase.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as

Notes to Consolidated Financial Statements

secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in Note 9).

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of December 31, 2020 and 2019. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	December 31, 2020			December 31, 2019
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	4,250,000	4,294,053	25.00%	3,120,887	3,150,546
________________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. As of December 31, 2020, all of the commitment has been funded.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to PAs with affiliated entities as of December 31, 2020 and 2019:

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$32,625,912	$32,877,544	80.00%	$26,100,729	$26,211,548
370 Lex Part Deux, LLC (2)	53,874,507	53,912,363	35.00%	18,856,078	18,856,077
City Gardens 333 LLC (2)	28,303,628	28,307,408	14.00%	3,962,509	3,963,010
Orange Grove Property Investors, LLC (2)	10,600,000	10,701,924	80.00%	8,480,000	8,561,523
RS JZ Driggs, LLC (2)	8,544,513	8,629,929	50.00%	4,272,257	4,314,965
Stonewall Station Mezz LLC (2)	10,442,567	10,537,512	44.00%	4,594,730	4,635,937
The Bristol at Southport, LLC (5)	23,500,000	23,682,536	21.28%	5,000,000	5,038,837
	$167,891,127	$168,649,216		$71,266,303	$71,581,897

Notes to Consolidated Financial Statements

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2019
	Principal Balance	Carrying Value	% Transferred	Principal Balance (6)	Carrying Value (6)
14th & Alice Street Owner, LLC (5)	$12,932,034	$12,957,731	80.00%	$10,345,627	$10,387,090
2539 Morse, LLC (1)(3)(7)	7,000,000	7,067,422	40.00%	2,800,001	2,825,519
370 Lex Part Deux, LLC (2)(4)(7)	48,349,948	48,425,659	47.00%	22,724,476	22,724,476
Austin H. I. Owner LLC (1)(7)	3,500,000	3,531,776	30.00%	1,050,000	1,059,532
City Gardens 333 LLC (1)(2)(3)(4)(7)	28,049,717	28,056,179	47.00%	13,182,584	13,184,648
High Pointe Mezzanine Investments, LLC (3)(7)	3,000,000	3,263,285	37.20%	1,116,000	1,217,160
NB Private Capital, LLC (1)(2)(3)(4)(7)	20,000,000	20,166,610	72.40%	14,480,392	14,601,021
Orange Grove Property Investors, LLC (2)	10,600,000	10,696,587	80.00%	8,480,000	8,557,205
RS JZ Driggs, LLC (2)	8,200,000	8,286,629	50.00%	4,100,000	4,142,264
SparQ Mezz Borrower, LLC (1)(3)(7)	8,700,000	8,783,139	36.81%	3,202,454	3,231,689
Stonewall Station Mezz LLC (2)	9,792,767	9,875,162	44.00%	4,308,817	4,344,635
The Bristol at Southport, LLC (1)(3)(4)(7)	23,500,000	23,661,724	42.44%	9,974,444	10,043,088
TSG-Parcel 1, LLC (1)(2)(7)	18,000,000	18,180,000	37.78%	6,800,000	6,868,000
	$201,624,466	$202,951,903		$102,564,795	$103,186,327
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
(7)As discussed in Note 3, in March 2020, the Company settled an aggregate of $49.8 million of participation interests in loans held by the Company with TPT2 and Terra Offshore REIT, which Terra Offshore REIT received from Terra Secured Income Fund 5 International and Terra Income Fund International. In connection with the Merger and the Issuance of Common Stock to Terra Offshore REIT, the related participation obligations were settled.

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

Secured Borrowing
In March 2020, the Company entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting under ASC 860 and therefore, the gross amount of the loan remains in the consolidated balance sheets and the proceeds are recorded as secured borrowing. For the loan for which a portion is transferred, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the transferred interest is recorded within “Interest expense on secured borrowing” in the consolidated statements of operations.

Notes to Consolidated Financial Statements

The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of December 31, 2020.

			Transfers Treated as Secured Borrowing as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$26,454,910	$26,407,494	69.11%	$18,281,848	$18,187,663
	$26,454,910	$26,407,494		$18,281,848	$18,187,663

Co-investment
In January 2018, the Company and Terra Fund 6 co-invested in an $8.9 million mezzanine loan that bears interest at an annual fixed rate of 12.75% and matured on March 31, 2019. In March 2019, the maturity of this loan was extended to July 1, 2019. In June 2019, the maturity of this loan was further extended to September 30, 2019. In August 2019, the loan was repaid in full.

Note 9. Debt

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

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the "Guaranty") in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation,

Notes to Consolidated Financial Statements

or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. As of December 31, 2020, the Company is in compliance with these covenants.

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

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of December 31, 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of December 31, 2020:

	December 31, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,901,294	$22,869,879	13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	50,808,453	51,068,554	50,982,247	29,897,848
AGRE DCP Palm Springs, LLC	45,294,097	45,506,051	45,519,030	24,894,939
MSC Fields Peachtree Retreat, LLC	23,308,334	23,437,198	23,428,860	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,456	17,994,495	10,800,000
University Park Berkeley, LLC	23,990,786	24,131,808	24,162,710	14,326,663
	$184,201,670	$185,084,361	$184,957,221	$107,584,451
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of December 31, 2020 using LIBOR of 0.14%.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

For the year ended December 31, 2020, the Company received proceeds from the Term Loan of $107.6 million, including $2.4 million of Committed Advances and $2.2 million of discretionary advances, and made no repayments. There was no Term Loan for the year ended December 31, 2019. As of December 31, 2020, the remaining amount for Committed Advances and discretionary advances was $1.2 million and $9.4 million, respectively.

Repurchase Agreement

    On December 12, 2018, Terra Mortgage Capital I, LLC entered into an Uncommitted Master Repurchase Agreement (the “Master Repurchase Agreement”) with Goldman Sachs Bank USA. The Master Repurchase Agreement provided for advances

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

    For the years ended December 31, 2020 and 2019, the Company borrowed $22.9 million and $81.1 million under the Master Repurchase Agreement, respectively, for the financing of new and follow-on investments, and made repayments of $104.0 million and $34.2 million, respectively.

Revolving Credit Facility

    On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The Revolving Credit Facility was scheduled to mature on June 20, 2020. The Revolving Credit Facility was amended to extend the maturity to October 2, 2020. On October 2, 2020, the Company amended the Revolving Credit Facility and reduced the commitment amount to $15.0 million. In connection with this amendment, the interest rate was changed to prime rate plus 1% or LIBOR plus 4% with a floor of 4.5% and the maturity was extended to September 2, 2021. On March 16, 2021, the Revolving Credit Facility was terminated. In connection with obtaining the Revolving Credit Facility, the Company incurred deferred financing costs of $0.3 million, which was amortized over the original term of the facility. As of December 31, 2020, there was no amount outstanding under the Revolving Credit Facility.

    The Revolving Credit Facility required the Company to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. Additionally, the Revolving Credit Facility required Terra LOC Portfolio I, LLC to maintain a tangible net worth of at least $100.0 million. As of December 31, 2020 and 2019, both the Company and Terra LOC Portfolio I, LLC were in compliance with these covenants.

    For the years ended December 31, 2020 and 2019, the Company borrowed $35.0 million and $16.0 million under the Revolving Credit Facility, respectively, and made repayments of $35.0 million and $16.0 million, respectively.

Notes to Consolidated Financial Statements

Mortgage Loan Payable

    As of December 31, 2020, the Company had a $44.0 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of December 31, 2020 and 2019:

				December 31, 2020		December 31, 2019
Lender	Current Interest Rate	Maturity Date (1)	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$44,020,225	$44,117,293	$49,533,733	$44,753,633	$52,776,236
_______________
(1)In September 2020, the Company exercised the option to extend the maturity of the mortgage loan payable by two years.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2020 are as follows:

Years Ending December 31,	Total
2021	—
2022	44,020,225
2023	—
2024	—
2025	107,584,451
Thereafter	—
151,604,676
Unamortized deferred financing costs	(2,241,582)
Total	$149,363,094

     At December 31, 2020 and 2019, the unamortized deferred financing costs were $2.2 million and $1.4 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of December 31, 2020 and 2019, obligations under participation agreements had a carrying value of approximately $71.6 million and $103.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $168.6 million and $203.0 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of December 31, 2020, secured borrowing had a carrying value of approximately $18.2 million and the carrying value of the loan that is associated with the secured borrowing was $26.4 million. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 10.2% and 11.8% as of December 31, 2020 and 2019, respectively.

Note 10. Commitments and Contingencies

Impact of COVID-19

    As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Notes to Consolidated Financial Statements

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $67.9 million and $116.7 million as of December 31, 2020 and 2019, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans.

Unfunded Investment Commitment

As discussed in Note 8, On August 3, 2020, the Company entered into a subscription agreement with Terra RECO whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Terra RECO. As of December 31, 2020, the unfunded investment commitment was $14.1 million.

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

See Note 8 for a discussion of the Company’s commitments to the Manager.

Note 11. Equity

Earnings Per Share

The following table presents earnings per share for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net income	$5,255,730	$9,042,775
Preferred stock dividend declared	(15,624)	(15,624)
Net income allocable to common stock	$5,240,106	$9,027,151
Weighted-average shares outstanding — basic and diluted	18,813,066	14,967,183
Earnings per share — basic and diluted	$0.28	$0.60

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2020 and 2019, there were no Preferred Stock issued or outstanding.

Series A Preferred Stock

    On November 30, 2016, the Company’s board of directors classified and designated 125 shares of preferred stock as a separate class of preferred stock to be known as the 12.5% Series A Redeemable Cumulative Preferred Stock, $1,000

Notes to Consolidated Financial Statements

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of December 31, 2020, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

    On September 30, 2019, the Company issued 212,691 shares of its common stock to Terra Offshore REIT at a price of $17.02 per share for total proceeds of $3.6 million. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares it previously sold to Terra Offshore REIT (Note 7).

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

    For the year ended December 31, 2020, the Company made distributions to Terra Fund 5, Terra JV and Terra Offshore REIT in the aggregate of $21.2 million, of which $16.0 million were returns of capital. For the year ended December 31, 2019, the Company made distributions to Terra Fund 5 and Terra Offshore REIT totaling $30.4 million, of which $21.4 million were returns of capital. Additionally, for both the years ended December 31, 2020 and 2019, the Company made distributions to preferred stockholders of $15,624.

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2020 and 2019, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2020	2019
Ordinary income	$0.48	$0.78
Return of capital	0.68	1.25
	$1.16	$2.03

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the one below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00.

The Revolving Line of Credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Revolving Line of Credit contains various affirmative and negative covenants, including maintenance of a debt to total net worth ratio and limitations on the incurrence of liens and indebtedness, loans, distributions, change of management and ownership, changes in the nature of business and transactions with affiliates.

The Revolving Line of Credit also includes customary events of default, including a cross-default provision applicable to debt obligations of Terra Mortgage Portfolio II, LLC or the Company. The occurrence of an event of default may result in termination of the Revolving Line of Credit and acceleration of amounts due under the Revolving Line of Credit.

In connection with the closing of the Revolving Line of Credit, the Company pledged a $11.5 million first mortgage to the borrowing base and drew down $8.0 million on the Revolving Line of Credit.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2020

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Decrease in Net Investment (1)	Gross Amount at Period End
Description	Encumbrance	Land	Building, Building Improvements and Furniture and Fixtures			Land	Building, Building Improvements and Furniture and Fixtures	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Office building in Santa Monica, CA	$44,020,225	$—	$51,308,076	$2,508,533	$—	$—	$53,816,609	$53,816,609	$3,826,700	2002-2004	July 30, 2018	40 years
Land in Conshohocken, PA	—	14,703,359	—	242,071	(1,550,000)	13,395,430	—	13,395,430	—	N/A	January 9, 2019	N/A
	$44,020,225	$14,703,359	$51,308,076	$2,750,604	$(1,550,000)	$13,395,430	$53,816,609	$67,212,039	$3,826,700
___________________________
(1)For the year ended December 31, 2019, the Company recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

At December 31, 2020, the aggregate cost of real estate for federal income tax purposes was $57.6 million.

    The changes in total real estate assets and accumulated depreciation for the year ended December 31, 2020 are as follows:

	Real Estate Asset		Accumulated Depreciation
	Year Ended December 31, 2020		Year Ended December 31, 2020
Balance, beginning of year	$66,976,039	Balance, beginning of year	$2,224,792
Acquisition through foreclosure	—	Depreciation for the year	1,601,908
Improvements	236,000	Balance, end of year	$3,826,700
Impairment charge	—
Balance, end of year	$67,212,039

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2020

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Mezzanine Loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	9/6/2027	Interest Only	$—	$7,000,000	$7,000,000
Austin H. I. Owner LLC (3)	US - TX	Hotel	12.5%	10/6/2020	Interest Only	—	3,848,712	3,887,200
High Pointe Mezzanine Investments, LLC (4)	US - SC	Student housing	15.0%	1/6/2024	Interest Only	—	3,000,000	3,204,375
LD Milipitas Mezz, LLC (5)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	6/27/2023	Interest Only	—	4,250,000	4,294,053
Stonewall Station Mezz LLC (4)(6)(7)	US - NC	Land	12.0% current 2.0% PIK	5/31/2023	Interest Only	—	10,442,567	10,537,512
						—	28,541,279	28,923,140
First Mortgages:
14th & Alice Street Owner, LLC (6)(8)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	3/5/2022	Interest Only	—	32,625,912	32,877,544
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (9)	US - GA	Office	LIBOR + 4.5%	3/10/2024	Interest Only	—	50,808,453	51,068,554
330 Tryon DE LLC (9)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	3/1/2024	Interest Only	—	22,800,000	22,901,294
870 Santa Cruz, LLC	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	12/15/2025	Interest Only	—	10,760,355	10,724,590
AGRE DCP Palm Springs, LLC (9)(10)	US - CA	Hotel	LIBOR +4.75% (1.8% Floor)	1/1/2025	Interest Only	—	45,294,097	45,506,051
MSC Fields Peachtree Retreat, LLC (9)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	4/1/2024	Interest Only	—	23,308,334	23,437,198
Patrick Henry Recovery Acquisition, LLC (9)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	12/1/2024	Interest Only	—	18,000,000	18,039,456
University Park Berkeley, LLC (9)(11)	US - CA	Student housing	LIBOR + 4.2% (1.5% Floor)	3/5/2025	Interest Only	—	23,990,786	24,131,808
Windy Hill PV Five CM, LLC (12)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	9/20/2023	Interest Only	—	26,454,910	26,407,494
						—	254,042,847	255,093,989

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate (Continued)
As of December 31, 2020

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Preferred equity investments:
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	1/9/2025	Interest Only	—	53,874,507	53,912,363
City Gardens 333 LLC (6)(7)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	4/1/2023	Interest Only	—	28,303,628	28,307,408
Orange Grove Property Investors, LLC (6)(7)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	6/1/2022	Interest Only	—	10,600,000	10,701,924
REEC Harlem Holdings Company LLC	US - NY	Land	LIBOR + 12.5%	3/9/2025	Interest Only	—	16,767,984	16,767,984
RS JZ Driggs, LLC (6)(7)(13)	US - NY	Multifamily	12.3%	8/1/2021	Interest Only	—	8,544,513	8,629,929
The Bristol at Southport, LLC (6)(8)	US - WA	Multifamily	12.0%	9/22/2022	Interest Only	—	23,500,000	23,682,536
						—	141,590,632	142,002,144
Allowance for loan losses						—	—	(3,738,758)
Total investments						$—	$424,174,758	$422,280,515

___________________________
(1)All of the Company’s loans have a prepayment penalty provision.
(2)Maximum maturity date assumes all extension options are exercised.
(3)This loan is currently past due. The Company is currently evaluating the options of recovering the principal amount, including foreclosing on the collateral. The latest appraisal the Company received in August 2020 indicates that the value of the collateral is sufficient to recover the principal amount.
(4)The Company entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.
(5)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan.
(6)The loan participations from the Company do not qualify for sale accounting under ASC 860 and therefore, the gross amount of these loans remain in Schedule IV. See “Obligations under Participation Agreements” in Note 9 and “Transfers of Participation Interest by the Company” in Note 8 in the accompanying notes to the consolidated financial statements.
(7)The Company sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Terra Income Advisors, an affiliate of the Company’s sponsor and Manager (Note 8).
(8)The Company sold a portion of its interest in this loan to a third-party through a participation agreement (Note 8).
(9)These loans were used as collateral for $107.6 million borrowing under a term loan (Note 9).
(10)In July 2020, the Company amended the loan agreement to change the interest rate to PIK 15% for the period from July 2020 through January 2021.
(11)In December 2020, the Company entered into a forbearance agreement with the borrower pursuant to which interest is accrued on the loan during the 90-day forbearance period from November 2020 to January 2021. In connection with entering into the forbearance agreement, the spread on the interest rate was increased to 4.2% and the exit fee was increased to 0.75%.
(12)In March 2020, the Company entered into a financing transaction where a third-party purchased an A-note position. However, the sale did not qualify for sale accounting and therefore, the gross amount of the loan remains in the consolidated balance sheets. The liability is reflected as secured borrowing in the consolidated balance sheets.
(13)This loan is currently past due. Given the loan is in default, the Company issued a demand notice and is currently in control of the sale process. The Company expects the sales proceeds to repay the principal in full.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2020

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2020
Balance, beginning of year	$378,612,768
Additions during period:
New mortgage loans	108,488,411
PIK interest	4,442,759
Accrual, payment and accretion of exit fees, net	681,455
Deductions during the period:
Collections of principals	(66,144,729)
Amortization of premium	(61,391)
Provision for loan losses	(3,738,758)
Balance, end of year	$422,280,515

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2021

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

Signature	Title	Date

/s/ Andrew M. Axelrod	Chairman of the Board	March 18, 2021
Andrew M. Axelrod

/s/ Vikram S. Uppal	Director and Chief Executive Officer	March 18, 2021
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 18, 2021
Gregory M. Pinkus

/s/ Roger H. Beless	Director	March 18, 2021
Roger H. Beless

/s/ Michael L. Evans	Director	March 18, 2021
Michael L. Evans