Form 10-Q
period 2021-03-31
Terra Property Trust, Inc.
filed 2021-05-13
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2021, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$18,464,161	$18,607,952
Restricted cash	7,096,549	12,145,616
Cash held in escrow by lender	2,039,349	2,166,755
Marketable securities	6,251,980	1,287,500
Loans held for investment, net	401,776,723	417,986,462
Loans held for investment acquired through participation, net	4,292,148	4,294,053
Equity investment in a limited partnership, net	50,505,511	36,259,959
Real estate owned, net (Note 6)
Land, building and building improvements, net	62,969,129	63,385,339
Lease intangible assets, net	9,273,696	9,793,600
Operating lease right-of-use assets	16,104,041	16,105,888
Interest receivable	2,510,061	2,509,589
Other assets	4,514,677	3,934,468
Total assets	$585,798,025	$588,477,181
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$104,235,266	$105,245,801
Obligations under participation agreements (Note 8 )	71,613,358	71,581,897
Mortgage loan payable, net of deferred financing fees and other	40,728,560	44,117,293
Revolving line of credit payable, net of deferred financing fees	7,407,536	—
Secured borrowing	21,983,096	18,187,663
Interest reserve and other deposits held on investments	7,096,549	12,145,616
Operating lease liabilities	16,104,041	16,105,888
Lease intangible liabilities, net (Note 6)	10,128,244	10,249,776
Due to Manager (Note 8)	1,746,682	1,257,098
Interest payable	1,213,218	1,185,502
Accounts payable and accrued expenses	1,822,493	3,968,603
Unearned income	389,257	677,856
Distributions payable	3,906	—
Other liabilities	422,159	429,123
Total liabilities	284,894,365	285,152,116
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both March 31, 2021 and December 31, 2020	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at both March 31, 2021 and December 31, 2020, respectively	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(72,859,887)	(70,438,482)
Total equity	300,903,660	303,325,065
Total liabilities and equity	$585,798,025	$588,477,181
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Interest income	$8,120,949	$9,651,865
Real estate operating revenue	2,011,641	2,313,051
Other operating income	156,662	112,655
	10,289,252	12,077,571
Operating expenses
Operating expenses reimbursed to Manager	1,342,758	1,367,189
Asset management fee	1,156,543	1,029,533
Asset servicing fee	273,207	234,208
Provision for loan losses	276,020	1,144,994
Real estate operating expenses	971,315	944,518
Depreciation and amortization	931,725	946,494
Professional fees	520,419	294,761
Directors fees	36,250	83,750
Other	71,488	64,949
	5,579,725	6,110,396
Operating income	4,709,527	5,967,175
Other income and expenses
Interest expense from obligations under participation agreements	(1,880,081)	(2,560,267)
Interest expense on repurchase agreement payable	—	(1,551,270)
Interest expense on mortgage loan payable	(686,150)	(750,636)
Interest expense on revolving line of credit	(17,846)	(174,989)
Interest expense on term loan payable	(1,672,768)	—
Interest expense on secured borrowing	(299,805)	(40,491)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)
Net change in unrealized losses on marketable securities	(14,608)	—
Income from equity investment in a limited partnership	1,337,827	—
Realized gains on marketable securities	—	8,894
	(3,233,431)	(5,388,212)
Net income	$1,476,096	$578,963
Series A preferred stock dividend declared	(3,906)	(3,906)
Net income allocable to common stock	$1,472,190	$575,057

Earnings per share — basic and diluted	$0.08	$0.03

Weighted-average shares — basic and diluted	19,487,460	16,707,279

Distributions declared per common share	$0.20	$0.53

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Comprehensive income, net of tax
Net income	$1,476,096	$578,963
Other comprehensive income
Net unrealized gains on marketable securities	—	192,919
Reclassification of net realized gains on marketable securities into earnings	—	(8,894)
	—	184,025
Total comprehensive income	$1,476,096	$762,988
Series A preferred stock dividend declared	(3,906)	(3,906)
Comprehensive income attributable to common shares	$1,472,190	$759,082

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	—	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	1,476,096	—	1,476,096
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(72,859,887)	$—	$300,903,660

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Distributions declared on common shares ($0.53 per share)	—	—	—	—	—	—	(8,832,071)	—	(8,832,071)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	578,963	—	578,963
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(8,894)	(8,894)
Balance at March 31, 2020	$—	125	$125,000	19,700,151	$197,002	$377,061,545	$(62,716,835)	$184,025	$314,850,737

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,476,096	$578,963
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Paid-in-kind interest income, net	(224,197)	(80,116)
Depreciation and amortization	931,725	946,494
Provision for loan losses	276,020	1,144,994
Amortization of net purchase premiums on loans	15,348	11,112
Straight-line rent adjustments	(12,008)	(334,452)
Amortization of deferred financing costs	172,692	551,226
Net loss on extinguishment of obligations under participation agreements	—	319,453
Amortization of above- and below-market rent intangibles	(84,555)	(111,748)
Amortization and accretion of investment-related fees, net	—	(4,140)
Amortization of above-market rent ground lease	(32,588)	(32,587)
Unrealized gains on marketable securities	14,608	—
Income from equity investment in a limited partnership	(1,337,827)	—
Changes in operating assets and liabilities:
Interest receivable	(472)	(376,919)
Other assets	(528,133)	(9,093)
Due to Manager	93,228	22,520
Unearned income	(391,727)	(167,104)
Interest payable	27,716	(143,220)
Accounts payable and accrued expenses	(2,146,110)	839,938
Other liabilities	(6,964)	222,194
Net cash (used in) provided by operating activities	(1,757,148)	3,377,515
Cash flows from investing activities:
Origination and purchase of loans	(14,410,706)	(38,376,448)
Proceeds from repayments of loans	31,531,804	13,371,565
Purchase of partnership interest in a limited partnership	(12,907,725)	—
Purchase of marketable securities	(4,979,088)	(3,354,442)
Proceeds from sale of marketable securities	—	48,073
Net cash used in investing activities	(765,715)	(28,311,252)
Cash flows from financing activities:
Proceeds from borrowings under the term loan	1,469,656	—
Proceeds from borrowings under revolving line of credit	8,030,611	35,000,000
Repayments of obligations under participation agreements	(3,962,509)	—
Distributions paid	(3,893,595)	(8,832,071)
Proceeds from secured borrowing	3,751,680	8,257,583
Proceeds from obligations under participation agreements	3,520,514	6,034,316
Repayment of mortgage principal	(3,423,245)	(132,625)
Change in interest reserve and other deposits held on investments	(5,049,067)	(2,286,740)
Repayment of borrowings under the term loan	(2,600,000)	—
Payment of financing costs	(641,446)	(84,175)
Repayment of borrowings under repurchase agreement	—	(3,395,740)
Proceeds from borrowings under repurchase agreement	—	14,807,834
Proceeds from issuance of common stock in the Merger	—	16,897,074
Proceeds from issuance of common stock to Terra Offshore REIT	—	8,600,000
Net cash (used in) provided by financing activities	(2,797,401)	74,865,456
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,320,264)	49,931,719
Cash, cash equivalents and restricted cash at beginning of period	32,920,323	50,549,700
Cash, cash equivalents and restricted cash at end of period (Note 2)	$27,600,059	$100,481,419

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$4,094,327	$4,459,761

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
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to Terra Offshore REIT

    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore Funds REIT, LLC (the “Terra Offshore REIT”) and Terra Income Fund International, and another by and among the Company, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore REIT:

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
March 31, 2021

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of March 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore REIT (Note 3).

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (Note 8). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement. On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, LLC, being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). No amendments or other modifications were made to the Management Agreement in connection with the Recapitalization and the Manager and its personnel continue to serve as the external manager of the Company pursuant to the terms of the Management Agreement.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include all of the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Notes to Unaudited Consolidated Financial Statements

The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting (see Note 5).

VIE Model

An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

Notes to Unaudited Consolidated Financial Statements

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$18,464,161	$82,163,055
Restricted cash	7,096,549	16,255,423
Cash held in escrow by lender	2,039,349	2,062,941
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$27,600,059	$100,481,419

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

Fair Value Measurements

    United States generally accepted accounting principles (“U.S. GAAP”) establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

     As of March 31, 2021, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the three months ended March 31, 2021 and 2020.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the

Notes to Unaudited Consolidated Financial Statements

periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2019 federal tax returns remain subject to examination by the Internal Revenue Service.

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

As of March 31, 2021, the outbreak of the coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The COVID-19 pandemic and preventative measures taken by local, state and federal authorities to alleviate the public health crisis have had a continued and prolonged adverse impact on economic and market conditions and have caused a global economic slowdown which has had and could further have a material adverse effect on the Company’s results and financial condition. The pandemic continues to evolve, and the full impact of COVID-19 on the real estate industry, the commercial real estate market, and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, including the administration of vaccines throughout the United States (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Notes to Unaudited Consolidated Financial Statements

ASU and related amendments on January 1, 2023. Management is currently evaluating the impact this change will have on the Company’s consolidated financial statements and disclosures.

        London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report certain information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

two individuals to serve as directors of the Company and, until Terra JV no longer holds at least 10% of the outstanding shares of the Company’s common stock, Terra JV will have the right to nominate one individual to serve as a director of the Company.

    As of March 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	6	13	19	6	14	20
Principal balance	$57,040,923	$350,689,385	$407,730,308	$56,335,792	$367,838,966	$424,174,758
Carrying value	$57,157,301	$348,911,570	$406,068,871	$56,464,310	$365,816,205	$422,280,515
Fair value	$57,099,978	$346,367,302	$403,467,280	$56,284,334	$363,122,860	$419,407,194
Weighted-average coupon rate	12.07%	7.66%	8.28%	12.17%	7.95%	8.51%
Weighted-average remaining term (years)	1.57	1.41	1.43	1.78	1.44	1.48
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively.
(2)As of March 31, 2021 and December 31, 2020, amounts included $183.7 million and $184.2 million of senior mortgages used as collateral for $106.5 million and $107.6 million of borrowings under a term loan, respectively (Note 9). As of March 31, 2021, amounts also included $11.9 million of senior mortgages used as collateral for $8.0 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of March 31, 2021 and December 31, 2020, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the three months ended March 31, 2021 and 2020:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	14,410,706	—	14,410,706
Principal repayments received	(31,531,804)	—	(31,531,804)
PIK interest (1)	676,646	—	676,646
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees and other, net	526,081	(1,905)	524,176
Provision for loan losses	(276,020)	—	(276,020)
Balance, March 31, 2021	$401,776,723	$4,292,148	$406,068,871

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	37,504,601	871,847	38,376,448
Principal repayments received	(13,371,565)	—	(13,371,565)
PIK interest (1)	294,237	—	294,237
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees, net	202,793	15,174	217,967
Provision for loan losses	(1,144,994)	—	(1,144,994)
Balance, March 31, 2020	$398,931,946	$4,037,567	$402,969,513
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$263,999,390	$265,573,062	65.4%	$254,042,847	$255,093,989	60.5%
Preferred equity investments	114,921,610	115,331,442	28.4%	141,590,632	142,002,144	33.6%
Mezzanine loans	28,809,308	29,179,145	7.2%	28,541,279	28,923,140	6.8%
Allowance for loan losses	—	(4,014,778)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$407,730,308	$406,068,871	100.0%	$424,174,758	$422,280,515	100.0%

Notes to Unaudited Consolidated Financial Statements

	March 31, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$191,527,932	$192,017,466	47.3%	$182,698,225	$183,053,751	43.3%
Multifamily	127,657,844	128,599,015	31.6%	150,873,173	151,768,347	35.9%
Hotel - full/select service	47,112,522	47,704,223	11.7%	49,142,809	49,393,251	11.7%
Mixed use	16,512,842	16,512,842	4.1%	16,767,984	16,767,984	4.0%
Infill land	10,669,168	10,768,255	2.7%	10,442,567	10,537,512	2.5%
Industrial	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.7%
Hotel - extended stay	4,250,000	4,292,148	1.1%	4,250,000	4,294,053	1.0%
Student housing	3,000,000	3,189,700	0.8%	3,000,000	3,204,375	0.8%
Allowance for loan losses	—	(4,014,778)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$407,730,308	$406,068,871	100.0%	$424,174,758	$422,280,515	100.0%

During the first quarter of 2021, the Company reclassified the property types of collateral on certain loans to multifamily to better reflect the tenant mixed of each property. Additionally, the Company categorized hotel properties further to hotel - full/selected service and hotel - extended stay. The prior period amounts have been reclassified to conform to the current period presentation.

	March 31, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$181,091,907	$182,312,275	44.9%	$200,279,688	$200,990,328	47.6%
New York	80,821,610	80,939,816	19.9%	79,187,004	79,310,276	18.8%
Georgia	74,957,483	75,352,520	18.6%	74,116,787	74,505,752	17.6%
North Carolina	33,469,168	33,672,152	8.3%	33,242,567	33,438,806	7.9%
Washington	23,500,000	23,688,144	5.8%	23,500,000	23,682,536	5.6%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.7%
Texas	3,890,140	3,929,042	1.0%	3,848,712	3,887,200	0.9%
South Carolina	3,000,000	3,189,700	0.8%	3,000,000	3,204,375	0.8%
Allowance for loan losses	—	(4,014,778)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$407,730,308	$406,068,871	100.0%	$424,174,758	$422,280,515	100.0%

Loan Risk Rating

    As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

Notes to Unaudited Consolidated Financial Statements

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,039,903	6.1%	1	7,000,000	7,000,000	1.6%
3	12	287,349,390	289,406,633	70.6%	14	323,696,475	325,284,285	76.4%
4	3	74,977,936	75,195,229	18.3%	3	72,861,587	73,079,804	17.2%
5	1	3,890,140	3,929,042	1.0%	1	3,848,712	3,887,200	0.9%
Other (1)	1	16,512,842	16,512,842	4.0%	1	16,767,984	16,767,984	3.9%
	19	$407,730,308	410,083,649	100.0%	20	$424,174,758	426,019,273	100.0%
Allowance for loan losses			(4,014,778)				(3,738,758)
Total, net of allowance for loan losses			$406,068,871				$422,280,515
_______________
(1)This loan was deemed impaired and removed from the pool of loans on which a general allowance is calculated. As of March 31, 2021 and December 31, 2020, the specific allowance for loan losses on this loan was $2.7 million and $2.5 million, respectively, as a result of a decline in the fair value of the collateral.

     As of March 31, 2021, the Company had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5”, which were unchanged from those as December 31, 2020, and recorded an additional general allowance for loan losses of $0.04 million for the three months ended March 31, 2021. As of March 31, 2020, the Company had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5”, and recorded a general allowance for loan losses of $1.1 million for the three months ended March 31, 2020.

The following table presents the activity in the Company’s allowance for loan losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Allowance for loan losses, beginning of period	$3,738,758	$—
Provision for loan losses	276,020	1,144,994
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$4,014,778	$1,144,994

    The allowance for loan losses reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of COVID-19.

As of March 31, 2021 and December 31, 2020, the Company had two and one loans that were in maturity default, respectively. Additionally, for the three months ended March 31, 2021, the Company suspended interest income accrual of $0.7 million on two loans because recovery of such income was doubtful. There was no suspension of such interest income for the three months ended March 31, 2020.

Note 5. Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“Mavik RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in Mavik RESOF. Mavik RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Mavik RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of Mavik RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC (formerly known as Terra Real Estate Credit Opportunities Fund GP, LLC),

Notes to Unaudited Consolidated Financial Statements

which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of March 31, 2021 and December 31, 2020, the unfunded commitment was $1.3 million and $14.1 million, respectively.

The Company evaluated its equity interest in Mavik RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in Mavik RESOF is accounted for as an equity method investment. As of March 31, 2021 and December 31, 2020, the Company owned 83.5% and 90.3% of equity interest in Mavik RESOF, respectively. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in MAVIK RESOF was $50.5 million and $36.3 million, respectively. For the three months ended March 31, 2021, the Company recorded equity income from Mavik RESOF of $1.3 million and did not receive any distributions from Mavik RESOF. There was no such equity income recorded or distributions received for the three months ended March 31, 2020.

In connection with the equity investment in Mavik RESOF, the Company paid origination fees to the Manager totaling $0.5 million, to be amortized to equity income on a straight-line basis over the life of Mavik RESOF.

The following tables present summarized financial information of the Company’s equity investment in Mavik RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2021	December 31, 2020
Investments at fair value (cost of $63,791,529 and $44,174,031)	$64,371,103	$44,715,979
Other assets	7,706,409	5,331,840
Total assets	72,077,512	50,047,819
Obligations under participation agreement (proceeds of $6,295,100 and $6,295,100)	6,349,884	6,347,478
Other liabilities	5,974,566	4,204,147
Total liabilities	$12,324,450	$10,551,625
Partners’ capital	$59,753,062	$39,496,194

	Three Months Ended March 31,
	2021	2020
Total investment income	$2,042,100	$—
Total expenses	471,212	—
Net investment income	1,570,888	—
Unrealized appreciation on investments	53,697	—
Net increase in partners' capital resulting from operations	$1,624,585	$—

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

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(3,448,433)	48,277,536	51,725,969	(3,125,143)	48,600,826
Tenant improvements	1,854,640	(739,410)	1,115,230	1,854,640	(670,090)	1,184,550
Furniture and fixtures	236,000	(55,067)	180,933	236,000	(31,467)	204,533
Total real estate	67,212,039	(4,242,910)	62,969,129	67,212,039	(3,826,700)	63,385,339
Lease intangible assets:
In-place lease	14,982,538	(5,818,568)	9,163,970	15,852,232	(6,172,747)	9,679,485
Above-market rent	156,542	(46,816)	109,726	156,542	(42,427)	114,115
Total intangible assets	15,139,080	(5,865,384)	9,273,696	16,008,774	(6,215,174)	9,793,600
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,175,352	(1,579,570)	(3,371,314)	1,702,800	(1,668,514)
Above-market ground lease	(8,896,270)	347,596	(8,548,674)	(8,896,270)	315,008	(8,581,262)
Total intangible liabilities	(11,651,192)	1,522,948	(10,128,244)	(12,267,584)	2,017,808	(10,249,776)
Total real estate	$70,699,927	$(8,585,346)	$62,114,581	$70,953,229	$(8,024,066)	$62,929,163

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Real estate operating revenues:
Lease revenue	$1,805,874	$1,922,128
Other operating income	205,767	390,923
Total	$2,011,641	$2,313,051
Real estate operating expenses:
Utilities	$33,992	$39,022
Real estate taxes	346,354	232,875
Repairs and maintenances	145,246	237,132
Management fees	61,325	56,701
Lease expense, including amortization of above-market ground lease	283,538	283,538
Other operating expenses	100,860	95,250
Total	$971,315	$944,518

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

    Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at March 31, 2021 are as follows:

Years Ending December 31,	Total
2021 (April 1 through December 31)	$4,919,262
2022	7,132,812
2023	7,363,647
2024	7,600,861
2025	4,111,257
Thereafter	1,199,623
Total	$32,327,462

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at March 31, 2021, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2021 (April 1 through December 31)	$(253,665)	$1,546,545	$(97,761)	$1,195,119
2022	(338,220)	2,062,060	(130,348)	1,593,492
2023	(338,220)	2,062,060	(130,348)	1,593,492
2024	(338,220)	2,062,060	(130,348)	1,593,492
2025	(181,608)	1,431,245	(130,348)	1,119,289
Thereafter	(19,911)	—	(7,929,521)	(7,949,432)
Total	$(1,469,844)	$9,163,970	$(8,548,674)	$(854,548)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Notes to Unaudited Consolidated Financial Statements

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	March 31, 2021	December 31, 2020
Operating lease
Operating lease right-of-use assets	$16,104,041	$16,105,888
Operating lease liabilities	$16,104,041	$16,105,888

Weighted average remaining lease term — operating lease (years)	65.6	65.8

Weighted average discount rate — operating lease	7.9%	7.9%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$316,125	$316,125

    Supplemental non-cash information related to the ground lease was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316,125	$316,125

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$316,125	$316,125

    Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2021 (April 1 through December 31)	$948,375
2022	1,264,500
2023	1,264,500
2024	1,264,500
2025	1,264,500
Thereafter	76,871,063
Total lease payments	82,877,438
Less: Imputed interest	(66,773,397)
Total	$16,104,041

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

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2021 and December 31, 2020, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of March 31, 2021 and December 31, 2020, according to the fair value hierarchy:

	March 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$6,251,980	$—	$—	$6,251,980
Debt securities	—	—	—	—
Total	$6,251,980	$—	$—	$6,251,980

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,287,500	$—	$—	$1,287,500
Debt securities	—	—	—	—
Total	$1,287,500	$—	$—	$1,287,500

Notes to Unaudited Consolidated Financial Statements

    The following table presents the activities of the marketable securities for the periods presented.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,287,500	$—
Purchases	4,979,088	3,354,442
Proceeds from sale	—	(48,073)
Reclassification of net realized gains on marketable securities into earnings	—	(8,894)
Unrealized (losses) gains on marketable securities	(14,608)	192,919
Ending balance	$6,251,980	$3,490,394

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		March 31, 2021			December 31, 2020
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$403,480,308	$405,791,501	$399,174,830	$419,924,758	$421,725,220	$415,113,225
Loans held for investment acquired through participation, net	3	4,250,000	4,292,148	4,292,450	4,250,000	4,294,053	4,293,969
Allowance for loan losses		—	(4,014,778)	—	—	(3,738,758)	—
Total loans		$407,730,308	$406,068,871	$403,467,280	$424,174,758	$422,280,515	$419,407,194
Liabilities:
Term loan payable	3	$106,454,107	$104,235,266	$106,117,359	$107,584,451	$105,245,801	$107,248,555
Obligations under participation agreements	3	71,276,756	71,613,358	70,798,545	71,266,303	71,581,897	70,693,207
Mortgage loan payable	3	40,596,980	40,728,560	40,899,901	44,020,225	44,117,293	44,348,689
Secured borrowing	3	22,033,529	21,983,096	20,800,526	18,281,848	18,187,663	17,037,032
Revolving line of credit payable	3	8,030,611	7,407,536	8,030,611	—	—	—
Total liabilities		$248,391,983	$245,967,816	$246,646,942	$241,152,827	$239,132,654	$239,327,483

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2021 and December 31, 2020 due to their short-term nature.

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

    The fair values of the Company’s mortgage loan payable, secured borrowing, term loan payable and revolving line of credit are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2021	Primary Valuation Technique	Unobservable Inputs	March 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$399,174,830	Discounted cash flow	Discount rate	5.40%	20.05%	10.24%
Loans held for investment acquired through participation, net	4,292,450	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$403,467,280
Liabilities:
Term loan payable	$106,117,359	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	70,798,545	Discounted cash flow	Discount rate	9.72%	20.05%	12.40%
Mortgage loan payable	40,899,901	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	20,800,526	Discounted cash flow	Discount rate	11.24%	11.24%	11.24%
Revolving line of credit	8,030,611	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$246,646,942

	Fair Value at December 31, 2020	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$415,113,225	Discounted cash flow	Discount rate	5.29%	20.05%	10.38%
Loans held for investment acquired through participation, net	4,293,969	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$419,407,194
Liabilities:
Term loan payable	$107,248,555	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	70,693,207	Discounted cash flow	Discount rate	9.75%	20.05%	12.58%
Mortgage loan payable	44,348,689	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	17,037,032	Discounted cash flow	Discount rate	11.25%	11.25%	11.25%
Total Level 3 Liabilities	$239,327,483

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

	Three Months Ended March 31,
	2021	2020
Origination and extension fee expense (1)	$345,384	$437,617
Asset management fee	1,156,543	1,029,533
Asset servicing fee	273,207	234,208
Operating expenses reimbursed to Manager	1,342,758	1,367,189
Disposition fee (2)	250,988	75,520
Total	$3,368,880	$3,144,067
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2021 and December 31, 2020, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended March 31, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $3.9 million and $8.8 million, respectively, of which $2.4 million and $8.3 million were returns of capital, respectively (Note 11).

Due to Manager

    As of March 31, 2021 and December 31, 2020, approximately $1.7 million and $1.3 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to Terra Offshore REIT

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of March 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with Mavik RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Mavik RESOF. For more information on this investment, please see Note 5.

Terra International Fund 3, L.P.

    On September 30, 2019, Terra International Fund 3, L.P. (“Terra International 3”), through Terra Offshore REIT, a wholly-owned subsidiary of Terra International 3, contributed cash in the amount of $3.6 million to the Company in exchange for 212,691 shares of common stock, at a price of $17.02 per share. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares of common stock that the Company had previously sold to Terra Offshore REIT on September 30, 2019.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in (Note 9).

Participation Interests Purchased by the Company

The below table lists the loan interests participated in by the Company via PAs as of March 31, 2021 and December 31, 2020. In accordance with the terms of each PA, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

	March 31, 2021			December 31, 2020
	Participating Interests	Principal Balance	Carrying Value	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	$4,250,000	$4,292,148	25.00%	$4,250,000	$4,294,053
________________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to PAs with affiliated entities as of March 31, 2021 and December 31, 2020:

			Transfers Treated as Obligations Under Participation Agreements as of March 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$36,558,763	$36,837,952	80.00%	$29,247,010	$29,372,894
370 Lex Part Deux, LLC (2)	55,327,153	55,355,545	35.00%	19,364,504	19,364,504
Orange Grove Property Investors, LLC (2)	10,600,000	10,703,482	80.00%	8,480,000	8,562,782
RS JZ Driggs, LLC (2)	8,981,615	9,071,429	50.00%	4,490,808	4,535,716
Stonewall Station Mezz LLC (2)	10,669,168	10,768,255	44.00%	4,694,434	4,737,431
The Bristol at Southport, LLC (1)	23,500,000	23,688,144	21.28%	5,000,000	5,040,031
	$145,636,699	$146,424,807		$71,276,756	$71,613,358

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$32,625,912	$32,877,544	80.00%	$26,100,729	$26,211,548
370 Lex Part Deux, LLC (2)	53,874,507	53,912,363	35.00%	18,856,078	18,856,077
City Gardens 333 LLC (2)	28,303,628	28,307,408	14.00%	3,962,509	3,963,010
Orange Grove Property Investors, LLC (2)	10,600,000	10,701,924	80.00%	8,480,000	8,561,523
RS JZ Driggs, LLC (2)	8,544,513	8,629,929	50.00%	4,272,257	4,314,965
Stonewall Station Mezz LLC (2)	10,442,567	10,537,512	44.00%	4,594,730	4,635,937
The Bristol at Southport, LLC (1)	23,500,000	23,682,536	21.28%	5,000,000	5,038,837
	$167,891,127	$168,649,216		$71,266,303	$71,581,897
________________
(1)Participant is a third-party.
(2)Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.

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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of March 31, 2021 and December 31, 2020:

			Transfers Treated as Secured Borrowing as of March 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$31,883,812	$31,936,652	69.11%	$22,033,529	$21,983,096
	$31,883,812	$31,936,652		$22,033,529	$21,983,096

			Transfers Treated as Secured Borrowing as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$26,454,910	$26,407,494	69.11%	$18,281,848	$18,187,663
	$26,454,910	$26,407,494		$18,281,848	$18,187,663

Note 9. Debt

Revolving Line of Credit

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of March 31, 2021, the Company is in compliance with these covenants.

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

In connection with the closing of the Revolving Line of Credit, the Company pledged a $11.9 million first mortgage to the borrowing base and drew down $8.0 million on the Revolving Line of Credit. The Company also incurred financing fees of $0.6 million in connection with the Revolving Line of Credit, to be amortized to interest expense over the life of the Revolving Line of Credit.

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of March 31, 2021:

	March 31, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$11,867,818	$11,863,875	$11,979,443	$8,030,611
	$11,867,818	$11,863,875	$11,979,443	$8,030,611

For the three months ended March 31, 2021, the Company received proceeds from the Revolving Line of Credit of $8.0 million and did not make any repayments.

Term Loan

On September 3, 2020, Terra Mortgage Capital I, LLC (the “Issuer” or the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Indenture and Credit Agreement (the “Indenture and Credit Agreement”) with Goldman Sachs Bank USA, as initial lender (“Goldman”) and Wells Fargo Bank, National Association, as the trustee, custodian, collateral agent, loan agent and note administrator (“Wells Fargo”). The Indenture and Credit Agreement provides for (A) the borrowing by the Issuer from Goldman of approximately $103.0 million under a floating rate loan (the “Term Loan”) and (B) the issuance by the Issuer to Terra Mortgage Portfolio I, LLC (the “Class B Holder”) of an aggregate of approximately $76.7 million principal amount of Class B Income Notes due 2025 (the “Class B Notes” and, together with the Term Loan, the “Debt”). The Class B Holder is the parent of the Issuer and a wholly-owned subsidiary of the Company, and the sole holder of the Class B Notes. The Class B Holder is consolidated by the Company and the Term Loan represents amount due to Goldman under the Indenture and Credit Agreement. In addition, pursuant to the terms and conditions of the Indenture and Credit Agreement, Goldman has agreed to provide $3.6 million of additional future advances (the “Committed Advances”), and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by the Issuer and financed under the Indenture and Credit Agreement (the “Mortgage Assets”).

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

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the “Guaranty”) in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. As of March 31, 2021 and December 31, 2020, the Company is in compliance with these covenants.

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

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of March 31, 2021 and December 31, 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,903,897	$22,892,124	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	51,649,149	51,917,594	51,814,815	30,934,424
AGRE DCP Palm Springs, LLC	43,222,382	43,775,181	43,864,855	22,728,019
MSC Fields Peachtree Retreat, LLC	23,308,334	23,434,926	23,421,439	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,903	18,030,565	10,800,000
University Park Berkeley, LLC	24,709,132	24,863,082	24,877,473	14,326,663
	$183,688,997	$184,934,583	$184,901,271	$106,454,107

	December 31, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,901,294	$22,869,879	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	50,808,453	51,068,554	50,982,247	29,897,848
AGRE DCP Palm Springs, LLC	45,294,097	45,506,051	45,519,030	24,894,939
MSC Fields Peachtree Retreat, LLC	23,308,334	23,437,198	23,428,860	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,456	17,994,495	10,800,000
University Park Berkeley, LLC	23,990,786	24,131,808	24,162,710	14,326,663
	$184,201,670	$185,084,361	$184,957,221	$107,584,451
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of both March 31, 2021 and December 31, 2020, using LIBOR of 0.11% and 0.14%, respectively.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

For the three months ended March 31, 2021, the Company received proceeds from borrowings under the Term Loan of $1.5 million and made repayment of $2.6 million. As of March 31, 2021, the remaining amount for Committed Advances and discretionary advances was $0.8 million and $8.3 million, respectively.

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

For the three months ended March 31, 2020, the Company received proceeds from borrowings under the Master Repurchase Agreement of $14.8 million and made repayments of $3.4 million.

Revolving Credit Facility

    On June 20, 2019, Terra LOC Portfolio I, LLC, a special-purpose indirect wholly-owned subsidiary of the Company, entered into a credit agreement with Israel Discount Bank of New York to provide for revolving credit loans of up to $35.0 million in the aggregate (“Revolving Credit Facility”), which the Company expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The Revolving Credit Facility was scheduled to mature on June 20, 2020. The Revolving Credit Facility was amended to extend the maturity to October 2, 2020. On October 2, 2020, the Company amended the Revolving Credit Facility and reduced the commitment amount to $15.0 million. In connection with this amendment, the interest rate was changed to prime rate plus 1% or LIBOR plus 4% with a floor of 4.5% and the maturity was extended to September 2, 2021. On March 16, 2021, the Revolving Credit Facility was terminated. There were no amounts outstanding under the Revolving Credit Facility at December 31, 2020.

    For the three months ended March 31, 2020, the Company received proceeds $35.0 million from borrowings under the Revolving Credit Facility.

Mortgage Loan Payable

    As of March 31, 2021, the Company had a $40.6 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of March 31, 2021 and December 31, 2020:

				March 31, 2021		December 31, 2020
Lender	Current Interest Rate	Maturity Date )	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$40,596,980	$40,728,560	$48,719,151	$44,117,293	$49,533,733

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2021 are as follows:

Years Ending December 31,	Total
2021 (April 1 through December 31)	$596,580
2022	40,000,400
2023	8,030,611
2024	69,399,425
2025	37,054,682
Thereafter	—
155,081,698
Unamortized deferred financing costs	(2,710,336)
Total	$152,371,362

     At March 31, 2021 and December 31, 2020, the unamortized deferred financing costs were $2.7 million and $2.2 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of March 31, 2021 and December 31, 2020, obligations under participation agreements had a carrying value of approximately $71.6 million and $71.6 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $146.4 million and $168.6 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of March 31, 2021 and December 31, 2020, secured borrowing had a carrying value of approximately $22.0 million and $18.2 million, and the carrying value of the loan that is associated with the secured borrowing was $31.9 million and $26.4 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 10.0% and 10.2% as of March 31, 2021 and December 31, 2020, respectively.

Note 10. Commitments and Contingencies

Impact of COVID-19

    The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of March 31, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $55.5 million and $67.9 million as of March 31, 2021 and December 31, 2020, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans.

Unfunded Investment Commitment

As discussed in Note 7, On August 3, 2020, the Company entered into a subscription agreement with Mavik RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Mavik RESOF. As of March 31, 2021 and December 31, 2020, the unfunded investment commitment was $1.3 million and $14.1 million, respectively.

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

Note 11. Equity

Earnings Per Share

The following table presents earnings per share for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Net income	$1,476,096	$578,963
Series A preferred stock dividend declared	(3,906)	(3,906)
Net income allocable to common stock	$1,472,190	$575,057
Weighted-average shares outstanding - basic and diluted	19,487,460	16,707,279
Earnings per share - basic and diluted	$0.08	$0.03

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2021 and December 31, 2020, there were no Preferred Stock issued or outstanding.

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of March 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

    For the three months ended March 31, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $3.9 million and $8.8 million, respectively, of which $2.4 million and $8.3 million were returns of capital, respectively. Additionally, for both the three months ended March 31, 2021 and 2020, the Company made distributions to preferred stockholders of $3,906.

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

•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•the efficacy of the vaccines or other remedies and the speed of their distribution and administration;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra International Fund 3, L.P. (“Terra International 3”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“Mavik RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP); or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 and in “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

    As of March 31, 2021, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 19 loans in eight states with an aggregate net principal balance of $314.4 million, a weighted average coupon rate of 7.8%, a weighted average loan-to-value ratio of 77.0% and a weighted average remaining term to maturity of 1.6 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 19 markets across eight states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-

development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

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

    On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into our company and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore REIT on September 30, 2019. As of March 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
    We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

    The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We continue to closely monitor the impact of the coronavirus pandemic on all aspects of our investments and operations. The extent to which the coronavirus pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

    We believe, however, that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	13	19	7	19
Principal balance	$57,040,923	$350,689,385	$407,730,308	$93,310,285	$314,420,023
Amortized cost	57,157,301	348,911,570	406,068,871	93,596,454	312,472,417
Fair value	57,099,978	346,367,302	403,467,280	91,599,071	311,868,209
Weighted average coupon rate	12.07%	7.66%	8.28%	9.97%	7.78%
Weighted-average remaining term (years)	1.57	1.41	1.43	0.90	1.59

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020.
(2)As of March 31, 2021 and December 31, 2020, amounts included $183.7 million and $184.2 million of senior mortgages used as collateral for $106.5 million and $107.6 million of borrowings under a term loan, respectively. As of March 31, 2021, amounts also included $11.9 million of senior mortgages used as collateral for $8.0 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of March 31, 2021 and December 31, 2020, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of March 31, 2021 and December 31, 2020, we owned 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $62.1 million and $62.9 million as of March 31, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $40.6 million and $44.0 million as of March 31, 2021 and December 31, 2020, respectively.

Additionally, as of March 31, 2021 and December 31, 2020, we owned 83.5% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of March 31, 2021 and December 31, 2020, the equity interest had a carrying value of $50.5 million and $36.3 million, respectively.

Portfolio Investment Activity

    For the three months ended March 31, 2021 and 2020, we invested $15.5 million and $12.6 million in new investments and had $25.0 million and $10.0 million of repayments, resulting in net repayments of $9.4 million and net investments of $2.6 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

In addition, in March 2020, we issued an aggregate of 4,574,470.35 shares of our common stock in exchange for the obligation relief of an aggregate of $49.8 million of participation interests in loans that we owed, cash of $25.5 million and other working capital, in connection with the Merger and Issuance of Common Stock to Terra Offshore REIT transactions described above.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	March 31, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$212,718,851	$214,217,072	68.6%	$209,660,270	$210,694,778	63.3%
Preferred equity investments	77,586,298	77,828,409	24.9%	101,019,788	101,267,732	30.5%
Mezzanine loans	24,114,874	24,441,714	7.8%	23,946,549	24,287,203	7.3%
Allowance for loan losses	—	(4,014,778)	(1.3)%	—	(3,738,758)	(1.1)%
Total	$314,420,023	$312,472,417	100.0%	$334,626,607	$332,510,955	100.0%

	March 31, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance		Carrying Value	% of Total
Office	$150,129,899	$150,669,866	48.3%	$145,560,299		$146,010,011	43.9%
Multifamily	80,440,026	81,087,592	26.0%	103,057,678		103,678,464	31.1%
Hotel - full/select service	47,112,522	47,704,223	15.3%	49,142,809		49,393,251	14.9%
Mixed use	16,333,304	16,333,304	5.2%	16,767,984		16,767,984	5.0%
Industrial	7,000,000	7,000,000	2.2%	7,000,000		7,000,000	2.1%
Infill land	5,974,734	6,030,824	1.9%	5,847,837	5901575	5,901,575	1.8%
Hotel - extended stay	4,250,000	4,292,148	1.4%	4,250,000		4,294,053	1.3%
Student housing	3,000,000	3,189,700	1.0%	3,000,000		3,204,375	1.0%
Allowance for loan losses	—	(4,014,778)	(1.3)%	—		(3,738,758)	(1.1)%
Total	$314,240,485	$312,292,879	100.0%	$334,626,607		$332,510,955	100.0%

	March 31, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$121,331,368	$122,393,503	39.1%	$143,454,602	$144,066,584	43.3%
Georgia	74,957,483	75,352,520	24.1%	74,116,787	74,505,752	22.4%
New York	56,966,298	57,039,596	18.3%	56,058,669	56,139,234	16.9%
North Carolina	28,774,734	28,934,721	9.3%	28,647,837	28,802,869	8.7%
Washington	18,500,000	18,648,113	6.0%	18,500,000	18,643,699	5.5%
Massachusetts	7,000,000	7,000,000	2.2%	7,000,000	7,000,000	2.1%
Texas	3,890,140	3,929,042	1.3%	3,848,712	3,887,200	1.2%
South Carolina	3,000,000	3,189,700	1.0%	3,000,000	3,204,375	1.0%
Allowance for loan losses	—	(4,014,778)	(1.3)%	—	(3,738,758)	(1.1)%
Total	$314,420,023	$312,472,417	100.0%	$334,626,607	$332,510,955	100.0%

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

    The performance and value of our loans depends upon the sponsors’ ability to operate or manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the loan balance. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, we may not recover all of our investments.

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

Results of Operations
    The following table presents the comparative results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Revenues
Interest income	$8,120,949	$9,651,865	$(1,530,916)
Real estate operating revenue	2,011,641	2,313,051	(301,410)
Other operating income	156,662	112,655	44,007
	10,289,252	12,077,571	(1,788,319)
Operating expenses
Operating expenses reimbursed to Manager	1,342,758	1,367,189	(24,431)
Asset management fee	1,156,543	1,029,533	127,010
Asset servicing fee	273,207	234,208	38,999
Provision for loan losses	276,020	1,144,994	(868,974)
Real estate operating expenses	971,315	944,518	26,797
Depreciation and amortization	931,725	946,494	(14,769)
Professional fees	520,419	294,761	225,658
Directors fees	36,250	83,750	(47,500)
Other	71,488	64,949	6,539
	5,579,725	6,110,396	(530,671)
Operating income	4,709,527	5,967,175	(1,257,648)
Other income and expenses
Interest expense from obligations under participation agreements	(1,880,081)	(2,560,267)	680,186
Interest expense on repurchase agreement payable	—	(1,551,270)	1,551,270
Interest expense on mortgage loan payable	(686,150)	(750,636)	64,486
Interest expense on revolving line of credit	(17,846)	(174,989)	157,143
Interest expense on term loan payable	(1,672,768)	—	(1,672,768)
Interest expense on secured borrowing	(299,805)	(40,491)	(259,314)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)	319,453
Unrealized losses on marketable securities	(14,608)	—	(14,608)
Income from equity investment in a limited partnership	1,337,827	—	1,337,827
Realized gains on marketable securities	—	8,894	(8,894)
	(3,233,431)	(5,388,212)	2,154,781
Net income	$1,476,096	$578,963	$897,133

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$408,985,092	8.4%	$388,164,960	9.5%
Obligations under participation agreements and secured borrowing	(88,594,532)	10.1%	(88,056,951)	11.7%
Repurchase agreement payable	—	—%	(94,465,741)	4.0%
Term loan payable	(107,776,898)	5.3%	—	—%
Revolving line of credit	(1,745,785)	4.0%	—	—%
Net loans (3)	$210,867,877	9.3%	$205,642,268	11.1%
Senior loans
Gross loans	255,124,634	6.4%	189,925,027	6.9%
Obligations under participation agreements and secured borrowing	(45,478,823)	8.6%	(17,680,599)	10.6%
Repurchase agreement payable	—	—%	(94,465,741)	4.0%
Term loan payable	(107,776,898)	5.3%	—	—%
Revolving line of credit	(1,745,785)	4.0%	—	—%
Net loans (3)	$100,123,128	6.6%	$77,778,687	9.7%
Subordinated loans (4)
Gross loans	153,860,458	11.7%	198,239,933	12.0%
Obligations under participation agreements	(43,115,709)	11.6%	(70,376,352)	12.0%
Net loans (3)	$110,744,749	11.7%	$127,863,581	12.0%
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

    For the three months ended March 31, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the three months ended March 31, 2021 as compared to the same period in 2020, interest income decreased by $1.5 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average interest rate on gross loans driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average principal balance of gross loans driven by higher volume of new loan originations than repayments.

Real Estate Operating Revenue

For the three months ended March 31, 2021 as compared to the same period in 2020, real estate operating revenue decreased by $0.3 million, primarily due to a lease terminated in the third quarter of 2020 and a decrease in parking income.

Asset Management Fee

    Under the terms of the management agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

    For the three months ended March 31, 2021 as compared to the same period in 2020, asset management fee increased by $0.1 million, primarily due to an increase in total funds under management.

Asset Servicing Fee

    Under the terms of the management agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three months ended March 31, 2021 as compared to the same period in 2020, asset servicing fee increased by $0.04 million, primarily due to an increase in total funds under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

    As of both March 31, 2021 and December 31, 2020, we had three loans with a loan risk rating of “4”, one loan with a loan risk rating of “5” and one loan that was deemed impaired. For the three months ended March 31, 2021, we recorded allowance of loan losses of $0.28 million, including $0.24 million of specific allowance for loan losses and $0.04 million of general allowance for loan losses, as a result of an increase in the principal balance of the loans we reserved for. As of March 31, 2020, we had three loans with a loan risk rating of “4” and recorded a general allowance for loan losses of $1.1 million for the three months ended March 31, 2020. There was no specific allowance for loan losses recorded for the three months ended March 31, 2020.

Professional Fees

    For the three months ended March 31, 2021 as compared to the same period in 2020, professional fees increased by $0.2 million, primarily due to legal fees incurred in connection with a financing transaction that was terminated.

Interest Expense from Obligations under Participation Agreements

    For the three months ended March 31, 2021 as compared to the same period in 2020, interest expense from obligations under participation agreements decreased by $0.7 million, primarily due to a decrease in weighted average outstanding principal balance on obligations under participation agreements as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions as well as a decrease in the weighted average coupon rate on obligations under participation agreements.

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

    For the three months ended March 31, 2021, there was no interest expense on repurchase agreement payable because the repurchase agreement was terminated on September 3, 2020. For the three months ended March 31, 2020, interest expense on repurchase agreement payable was $1.6 million.

Interest Expense on Mortgage Loan Payable

For the three months ended March 31, 2021 as compared to the same period in 2020, interest expense on mortgage loan payable decreased by $0.1 million as a result of a decrease in the weighted average amount outstanding.

Interest Expense on Revolving Line of Credit

    On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. On October 2, 2020, we amended the credit facility and reduced the commitment to $15.0 million. On March 16, 2021, the credit facility was terminated. On March 12, 2021, we entered into a business loan and security agreement to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender.

    For the three months ended March 31, 2021, interest expense on the new revolving line of credit was $0.02 million. For the three months ended March 31, 2020, interest expense on the old revolving line of credit was $0.2 million. The decrease in interest expense on revolving line of credit was due to a decrease in weighted average amount outstanding.

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

For the three months ended March 31, 2021, interest expense on term loan payable was $1.7 million. There was no interest expense on term loan payable for the three months ended March 31, 2020 because the indenture and credit agreement was entered into on September 3, 2020.

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

For the three months ended March 31, 2021, interest expense on secured borrowing increased by $0.3 million as a result of an increase in the weighted average amount outstanding.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million, which was primarily related to transaction costs incurred in connection with both transactions. There was no such loss recognized for the three months ended March 31, 2021.

Income from Equity Investment in a Limited Partnership

In August 2020, we entered into a subscription agreement whereby the Company committed to fund up to $50.0 million to purchase partnership interest in a limited partnership. As of March 31, 2021, we owned an 83.5% interest in limited partnership and our investment in the limited partnership had a carrying value of $50.5 million.

For the three months ended March 31, 2021, we recognized income from equity investment in a limited partnership of $1.3 million. There was no such income for the three months ended March 31, 2020 because the investment was entered into in August 2020.

Net Income

    For the three months ended March 31, 2021 as compared to the same period in 2020, the resulting net income increased by $0.9 million.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our term loan and the revolving line of credit. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

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

    Obligations under participation agreements totaling $66.3 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $53.4 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $40.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of March 31, 2021, the amount outstanding under the indenture and credit agreement was $106.5 million.

    On March 12, 2021, we entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of March 31, 2021, the Revolving Line of Credit had an outstanding balance of $8.0 million.

Cash Flows (Used in) From Operating Activities

    For the three months ended March 31, 2021 as compared to the same period in 2020, cash flows from operating activities decreased by $5.1 million, primarily due to a decrease in contractual interest income and payment for real estate tax on our operating real estate.

Cash Flows Used In Investing Activities

    For the three months ended March 31, 2021, cash flows used in investing activities were $0.8 million, primarily related to origination and purchase of loans of $14.4 million, purchase of partnership interest in a limited partnership of $12.9 million and purchase of marketable securities of $5.0 million, partially offset by proceeds from repayments of loans of $31.5 million.

    For the three months ended March 31, 2020, cash flows used in investing activities were $28.3 million, primarily related to origination and purchase of loans of $38.4 million and the purchase of marketable securities of $3.4 million, partially offset by proceeds from repayments of loans of $13.4 million.

Cash Flows (Used In) From Financing Activities

    For the three months ended March 31, 2021, cash flows used in financing activities were $2.8 million, primarily due to repayments on obligations under participation agreements of $4.0 million, distributions paid of $3.9 million, payment of mortgage principal of $3.4 million and a decrease in interest reserve and other deposits hold on investments of $5.0 million, partially offset by proceeds from borrowing under the revolving line of credit of $8.0 million, proceeds from obligations under participation agreements and secured borrowing of $7.3 million. Additionally, we received proceeds of borrowings under the term loan of $1.5 million and made repayment on borrowings under the term loan of $2.6 million. We also made payment for deferred financing costs of $0.6 million in connection with obtaining the revolving line of credit.

    For the three months ended March 31, 2020, cash flows from financing activities were $74.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from borrowings under our repurchase agreement of $14.8 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by Terra Offset REIT of $8.6 million and proceeds from obligations under participation agreements and secured borrowing of $14.3 million, partially offset by distributions paid of $8.8 million, repayment of borrowings under repurchase agreement of $3.4 million and a decrease in interest reserve and other deposits hold on investments of $2.3 million.

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

    We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three months ended March 31, 2021 and 2020, we did not incur any interest or penalties.

    Our 2017-2019 federal tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by us may be subject to change. Distributions to stockholders generally will be taxable as ordinary income or may constitute a return of capital. We will furnish annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Contractual Obligations

    The following table provides a summary of our contractual obligations at March 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$71,276,756	$66,276,756	$5,000,000	$—	$—
Secured borrowing — principal (1)	22,033,529	—	22,033,529	—	—
Mortgage loan payable — principal (2)	40,596,980	801,547	39,795,433	—	—
Term loan payable — principal (3)	106,454,107	—	44,614,424	61,839,683	—
Revolving Line of Credit payable — principal (4)	8,030,611	—	8,030,611	—	—
Interest on borrowings (5)	33,582,806	15,913,261	15,171,799	2,497,746	—
Unfunded lending commitments (6)	55,545,829	53,402,223	2,143,606	—	—
Ground lease commitment (7)	82,877,438	1,264,500	2,529,000	2,529,000	76,554,938
	$420,398,056	$137,658,287	$139,318,402	$66,866,429	$76,554,938
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
(3)Amount excludes unamortized deferred financing costs of $2.2 million.
(4)Amount excludes unamortized deferred financing costs of $0.6 million.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(6)Certain of our loans provide for a commitment to fund the borrower at a future date. As of March 31, 2021, we had seven of such loans with total funding commitments of $256.0 million, of which $200.5 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

The table above does not include our commitment under a subscription agreement with Mavik RESOF to fund up to $50.0 million to purchase the limited partnership interests in Mavik RESOF as the subscription agreement does not have fixed or determinable payments. As of March 31, 2021, the unfunded commitment was $1.3 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2021	2020
Origination and extension fee expense (1)	$345,384	$437,617
Asset management fee	1,156,543	1,029,533
Asset servicing fee	273,207	234,208
Operating expenses reimbursed to Manager	1,342,758	1,367,189
Disposition fee (2)	250,988	75,520
Total	$3,368,880	$3,144,067
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

    As of March 31, 2021, the principal balance of our participation obligations totaled $71.3 million, consisting of $37.0 million in participation obligations to Terra Fund 6 and $34.3 million in participation obligations to third-parties. Additionally, as of March 31, 2021, the principal balance of our secured borrowing was $22.0 million.

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

    For the three months ended March 31, 2021, the weighted average outstanding principal balance on obligations under participation agreements was approximately $88.6 million, and the weighted average interest rate was approximately 10.1%, compared to weighted average outstanding principal balance of approximately $88.1 million, and weighted average interest rate of approximately 11.7% for the three months ended March 31, 2020.

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

    As of March 31, 2021, we had 13 investments with an aggregate principal balance of $271.4 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.8 million.

    Additionally, we had $40.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $106.5 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $183.7 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.1 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

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

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Date: May 13, 2021

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)