Form 10-Q
period 2021-06-30
Terra Property Trust, Inc.
filed 2021-08-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
6.00% Notes due 2026	TPTA	New York Stock Exchange
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2021, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$88,293,082	$18,607,952
Restricted cash	12,826,145	12,145,616
Cash held in escrow by lender	3,617,787	2,166,755
Marketable securities	8,000,914	1,287,500
Loans held for investment, net	459,324,373	417,986,462
Loans held for investment acquired through participation, net	—	4,294,053
Equity investment in a limited partnership, net	53,063,823	36,259,959
Real estate owned, net (Note 6)
Land, building and building improvements, net	62,552,918	63,385,339
Lease intangible assets, net	8,753,795	9,793,600
Operating lease right-of-use assets	27,402,564	16,105,888
Interest receivable	2,948,171	2,509,589
Other assets	3,472,120	3,934,468
Total assets	$730,255,692	$588,477,181
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$104,925,595	$105,245,801
Unsecured notes payable, net of debt issuance cost	81,622,637	—
Obligations under participation agreements (Note 8 )	115,021,242	71,581,897
Mortgage loan payable, net of deferred financing fees and other	40,567,219	44,117,293
Revolving line of credit payable, net of deferred financing fees	8,668,567	—
Secured borrowing	25,844,928	18,187,663
Interest reserve and other deposits held on investments	12,826,145	12,145,616
Operating lease liabilities	27,402,564	16,105,888
Lease intangible liabilities, net (Note 6)	10,006,713	10,249,776
Due to Manager (Note 8)	1,618,598	1,257,098
Interest payable	2,242,006	1,185,502
Accounts payable and accrued expenses	1,480,180	3,968,603
Unearned income	688,226	677,856
Other liabilities	975,441	429,123
Total liabilities	433,890,061	285,152,116
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both June 30, 2021 and December 31, 2020	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at both June 30, 2021 and December 31, 2020, respectively	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(77,397,916)	(70,438,482)
Total equity	296,365,631	303,325,065
Total liabilities and equity	$730,255,692	$588,477,181
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Interest income	$8,750,466	$9,585,175	$16,871,415	$19,237,040
Real estate operating revenue	2,265,700	2,251,095	4,277,341	4,564,146
Other operating income	240,131	228,359	396,793	341,014
	11,256,297	12,064,629	21,545,549	24,142,200
Operating expenses
Operating expenses reimbursed to Manager	2,007,069	1,694,875	3,349,827	3,062,064
Asset management fee	1,156,696	1,140,426	2,313,239	2,169,959
Asset servicing fee	276,990	253,316	550,197	487,524
Provision for loan losses	573,061	169,300	849,081	1,314,294
Real estate operating expenses	1,516,105	871,207	2,487,420	1,815,725
Depreciation and amortization	931,723	946,494	1,863,448	1,892,988
Professional fees	469,932	373,098	990,351	667,859
Directors fees	36,249	33,750	72,499	117,500
Other	132,697	267,702	204,185	332,651
	7,100,522	5,750,168	12,680,247	11,860,564
Operating income	4,155,775	6,314,461	8,865,302	12,281,636
Other income and expenses
Interest expense from obligations under participation agreements	(2,772,801)	(1,823,121)	(4,652,882)	(4,383,388)
Interest expense on repurchase agreement payable	—	(1,469,669)	—	(3,020,939)
Interest expense on mortgage loan payable	(656,859)	(749,753)	(1,343,009)	(1,500,389)
Interest expense on revolving line of credit	(162,651)	(599,989)	(180,497)	(774,978)
Interest expense on term loan payable	(1,646,182)	—	(3,318,950)	—
Interest expense on unsecured notes payable	(336,861)	—	(336,861)	—
Interest expense on secured borrowing	(334,905)	(169,622)	(634,710)	(210,113)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)
Net change in unrealized gains on marketable securities	248,874	67,522	234,266	67,522
Income from equity investment in a limited partnership	1,400,839	—	2,738,666	—
Realized gains on marketable securities	—	1,076,213	—	1,085,107
	(4,260,546)	(3,668,419)	(7,493,977)	(9,056,631)
Net (loss) income	$(104,771)	$2,646,042	$1,371,325	$3,225,005
Series A preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net (loss) income allocable to common stock	$(108,677)	$2,642,136	$1,363,513	$3,217,193

(Loss) earnings per share — basic and diluted	$(0.01)	$0.14	$0.07	$0.18

Weighted-average shares — basic and diluted	19,487,460	19,555,241	19,487,460	18,131,260

Distributions declared per common share	$0.23	$0.23	$0.43	$0.76

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive (loss) income, net of tax
Net (loss) income	$(104,771)	$2,646,042	$1,371,325	$3,225,005
Other comprehensive loss
Net unrealized gains on marketable securities	—	—	—	192,919
Reclassification of net realized gains on marketable securities into earnings	—	(184,025)	—	(192,919)
	—	(184,025)	—	—
Total comprehensive (loss) income	$(104,771)	$2,462,017	$1,371,325	$3,225,005
Series A preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Comprehensive (loss) income attributable to common shares	$(108,677)	$2,458,111	$1,363,513	$3,217,193

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	—	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	1,476,096	—	1,476,096
Balance at March 31, 2021	—	125	125,000	19,487,460	194,875	373,443,672	(72,859,887)	—	300,903,660
Distributions declared on common shares ($0.23 per share)	—	—	—	—	—	—	(4,429,352)	—	(4,429,352)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(104,771)	—	(104,771)
Balance at June 30, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(77,397,916)	$—	$296,365,631

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Distributions declared on common shares ($0.53 per share)	—	—	—	—	—	—	(8,832,071)	—	(8,832,071)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	578,963	—	578,963
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(8,894)	(8,894)
Balance at March 31, 2020	—	125	125,000	19,700,151	197,002	377,061,545	(62,716,835)	184,025	314,850,737
Repurchase of common stock	—	—	—	(212,691)	(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common share ($0.23 per share)	—	—	—	—	—	—	(4,459,975)	—	(4,459,975)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:	—	—	—	—	—	—		—
Net income	—	—	—	—	—		2,646,042	—	2,646,042
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(184,025)	(184,025)
Balance at June 30, 2020	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(64,534,674)	$—	$309,228,873

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,371,325	$3,225,005
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(383,089)	(736,204)
Depreciation and amortization	1,863,448	1,892,988
Provision for loan losses	849,081	1,314,294
Amortization of net purchase premiums on loans	30,696	26,460
Straight-line rent adjustments	(23,118)	(402,956)
Amortization of deferred financing costs	428,411	1,109,771
Amortization of discount on unsecured notes payable	31,035	—
Net loss on extinguishment of obligations under participation agreements	—	319,453
Amortization of above- and below-market rent intangibles	(169,110)	(223,497)
Amortization and accretion of investment-related fees, net	(20,521)	(4,140)
Amortization of above-market rent ground lease	(65,175)	(65,174)
Realized gains on marketable securities	—	(1,085,107)
Net change in unrealized gains on marketable securities	(234,266)	(67,522)
Income from equity investment in a limited partnership	(2,738,666)	—
Changes in operating assets and liabilities:
Interest receivable	(438,582)	(689,644)
Other assets	584,392	389,123
Due to Manager	93,227	537,530
Unearned income	(166,223)	(588,675)
Interest payable	1,056,504	77,792
Accounts payable and accrued expenses	(2,488,423)	550,330
Other liabilities	546,318	(605,172)
Net cash provided by operating activities	127,264	4,974,655
Cash flows from investing activities:
Origination and purchase of loans	(82,136,763)	(54,342,488)
Proceeds from repayments of loans	46,381,804	18,990,175
Purchase of partnership interest in a limited partnership	(14,065,197)	—
Purchase of marketable securities	(6,479,148)	(4,863,561)
Proceeds from sale of marketable securities	—	5,780,105
Net cash used in investing activities	(56,299,304)	(34,435,769)
Cash flows from financing activities:
Proceeds from borrowings under the term loan	2,031,572	—
Proceeds from borrowings under revolving line of credit	9,213,759	35,000,000
Repayments of obligations under participation agreements	(12,442,509)	(446,667)
Distributions paid	(8,330,759)	(13,299,858)
Proceeds from secured borrowing	7,569,135	9,534,957
Proceeds from issuance of unsecured notes payable, net of discount	82,464,844	—
Proceeds from obligations under participation agreements	54,550,858	15,282,905
Repayment of mortgage principal	(3,619,098)	(132,625)
Change in interest reserve and other deposits held on investments	680,529	(82,772)
Repayment of borrowings under the term loan	(2,600,000)	—
Payment of financing costs	(1,529,600)	(98,225)

Repayment of borrowings under repurchase agreement	—	(3,395,740)
Payment for repurchase of common stock	—	(3,620,000)
Proceeds from borrowings under repurchase agreement	—	17,617,665
Proceeds from issuance of common stock in the Merger	—	16,897,074
Proceeds from issuance of common stock to Terra Offshore REIT	—	8,600,000
Net cash provided by financing activities	127,988,731	81,856,714
Net increase in cash, cash equivalents and restricted cash	71,816,691	52,395,600
Cash, cash equivalents and restricted cash at beginning of period	32,920,323	50,549,700
Cash, cash equivalents and restricted cash at end of period (Note 2)	$104,737,014	$102,945,300

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$7,995,878	$8,193,891

Supplemental Non-Cash Financing Activities:

Merger

    On February 28, 2020, Terra Property Trust, Inc. (the “Company”) entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Terra Property Trust 2, Inc. (“TPT2”) and Terra Secured Income Fund 7, LLC (“Terra Fund 7”), the sole stockholder of TPT2, pursuant to which, effective March 1, 2020, TPT2 was merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). In connection with the Merger, the Company issued 2,116,785.76 shares of common stock, par value $0.01 per share, to Terra Fund 7 (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Merger:

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
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to Terra Offshore REIT

    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, (i) by and among the Company, Terra Offshore Funds REIT, LLC (the “Terra Offshore REIT”) and Terra Income Fund International, and (ii) by and among the Company, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore REIT:

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
June 30, 2021

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of June 30, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore REIT (Note 3).

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (Note 8). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement. On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). No amendments or other modifications were made to the Management Agreement in connection with the Recapitalization and the Manager and its personnel continue to serve as the external manager of the Company pursuant to the terms of the Management Agreement.

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

Notes to Unaudited Consolidated Financial Statements

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

    The Manager performs a quarterly evaluation for possible impairment of the Company’s portfolio of loans. A loan is impaired if it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$88,293,082	$82,553,933
Restricted cash	12,826,145	18,459,391
Cash held in escrow by lender	3,617,787	1,931,976
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$104,737,014	$102,945,300

Notes to Unaudited Consolidated Financial Statements

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

     As of June 30, 2021, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the three and six months ended June 30, 2021 and 2020.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2017-2019 federal tax returns remain subject to examination by the Internal Revenue Service.

Notes to Unaudited Consolidated Financial Statements

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates, and those differences could be material.

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of June 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

    London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-

Notes to Unaudited Consolidated Financial Statements

U.S. dollar LIBOR rates, after December 31, 2021. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

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

Notes to Unaudited Consolidated Financial Statements

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

    As of June 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	7	12	19	6	14	20
Principal balance	$111,619,413	$349,648,476	$461,267,889	$56,335,792	$367,838,966	$424,174,758
Carrying value	$111,699,524	$347,624,849	$459,324,373	$56,464,310	$365,816,205	$422,280,515
Fair value	$111,412,219	$347,426,451	$458,838,670	$56,284,334	$363,122,860	$419,407,194
Weighted-average coupon rate	13.44%	7.47%	8.92%	12.17%	7.95%	8.51%
Weighted-average remaining term (years)	1.14	1.20	1.19	1.78	1.44	1.48
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of June 30, 2021 and December 31, 2020, respectively.
(2)As of June 30, 2021 and December 31, 2020, amounts included $184.3 million and $184.2 million of senior mortgages used as collateral for $107.0 million and $107.6 million of borrowings under a term loan, respectively (Note 9). As of June 30, 2021, amounts also included $13.2 million of senior mortgages used as collateral for $9.2 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of June 30, 2021 and December 31, 2020, nine and twelve of these loans, respectively, are subject to a LIBOR floor.

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the six months ended June 30, 2021 and 2020:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	82,136,763	—	82,136,763
Principal repayments received	(42,131,804)	(4,250,000)	(46,381,804)
PIK interest (1)	1,338,170	—	1,338,170
Net amortization of premiums on loans	(30,696)	—	(30,696)
Accrual, payment and accretion of investment-related fees and other, net	874,559	(44,053)	830,506
Provision for loan losses	(849,081)	—	(849,081)
Balance, June 30, 2021	$459,324,373	$—	$459,324,373

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	53,213,376	1,129,112	54,342,488
Principal repayments received	(18,990,175)	—	(18,990,175)
PIK interest (1)	1,363,310	—	1,363,310
Net amortization of premiums on loans	(30,696)	—	(30,696)
Accrual, payment and accretion of investment-related fees, net	446,550	18,331	464,881
Provision for loan losses	(1,314,294)	—	(1,314,294)
Balance, June 30, 2020	$410,150,293	$4,297,989	$414,448,282
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $1.0 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$328,228,189	$330,236,098	71.9%	$254,042,847	$255,093,989	60.5%
Preferred equity investments	108,248,355	108,572,807	23.6%	141,590,632	142,002,144	33.6%
Mezzanine loans	24,791,345	25,103,307	5.5%	28,541,279	28,923,140	6.8%
Allowance for loan losses	—	(4,587,839)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$461,267,889	$459,324,373	100.0%	$424,174,758	$422,280,515	100.0%

	June 30, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$200,071,536	$200,677,807	43.7%	$182,698,225	$183,053,751	43.3%
Multifamily	121,160,887	122,010,069	26.5%	150,873,173	151,768,347	35.9%
Infill land	66,355,092	66,936,752	14.6%	10,442,567	10,537,512	2.5%
Hotel - full/select service	47,112,521	47,544,871	10.4%	49,142,809	49,393,251	11.7%
Mixed use	16,567,853	16,567,853	3.6%	16,767,984	16,767,984	4.0%
Industrial	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.7%
Student housing	3,000,000	3,174,860	0.7%	3,000,000	3,204,375	0.8%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.0%
Allowance for loan losses	—	(4,587,839)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$461,267,889	$459,324,373	100.0%	$424,174,758	$422,280,515	100.0%

During the first quarter of 2021, the Company reclassified the property types of collateral on certain loans to multifamily to better reflect the tenant mix of each property. Additionally, the Company categorized hotel properties further to hotel - full/selected service and hotel - extended stay. The prior period amounts have been reclassified to conform to the current period presentation.

Notes to Unaudited Consolidated Financial Statements

	June 30, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$174,807,272	$175,838,430	38.3%	$200,279,688	$200,990,328	47.6%
New York	84,748,355	84,879,403	18.5%	79,187,004	79,310,276	18.8%
Georgia	75,167,030	75,556,746	16.4%	74,116,787	74,505,752	17.6%
Pennsylvania	52,000,000	52,447,064	11.4%	—	—	—%
North Carolina	37,155,092	37,395,640	8.1%	33,242,567	33,438,806	7.9%
Washington	23,500,000	23,693,404	5.2%	23,500,000	23,682,536	5.6%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.7%
Texas	3,890,140	3,926,665	0.9%	3,848,712	3,887,200	0.9%
South Carolina	3,000,000	3,174,860	0.7%	3,000,000	3,204,375	0.8%
Allowance for loan losses	—	(4,587,839)	(1.0)%	—	(3,738,758)	(0.9)%
Total	$461,267,889	$459,324,373	100.0%	$424,174,758	$422,280,515	100.0%

Loan Risk Rating

    As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,040,209	5.4%	1	7,000,000	7,000,000	1.6%
3	11	333,274,302	335,576,247	72.3%	14	323,696,475	325,284,285	76.4%
4	1	56,852,434	56,871,362	12.3%	3	72,861,587	73,079,804	17.2%
5	—	—	—	—%	1	3,848,712	3,887,200	0.9%
Other (1)	5	46,141,153	46,424,394	10.0%	1	16,767,984	16,767,984	3.9%
	19	$461,267,889	463,912,212	100.0%	20	$424,174,758	426,019,273	100.0%
Allowance for loan losses			(4,587,839)				(3,738,758)
Total, net of allowance for loan losses			$459,324,373				$422,280,515
_______________
(1)These loans were deemed impaired and removed from the pool of loans on which a general allowance is calculated. As of June 30, 2021 and December 31, 2020, the specific allowance for loan losses on these loans were $3.7 million and $2.5 million, respectively, as a result of a decline in the fair value of the collateral.

     As of June 30, 2021, the Company had one loan with a loan risk rating of “4” and no loan with a loan risk rating of “5”, representing a decrease in loans with loan risk ratings of “4” and “5” from those as December 31, 2020, and the Company reversed the previously recorded general allowance for loan losses of $0.5 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Additionally, as of June 30, 2021, the number of loans deemed impaired increased as compared to those as of December 31, 2020, and the Company recorded specific allowance for loan losses of $1.0 million and $1.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2020, the Company had five loans with a loan risk rating of “4”, and recorded a general allowance for loan losses of $0.2 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in the Company’s allowance for loan losses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Allowance for loan losses, beginning of period	$3,738,758	$—
Provision for loan losses	849,081	1,314,294
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$4,587,839	$1,314,294

    The allowance for loan losses reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of COVID-19.

As of June 30, 2021 and December 31, 2020, the Company had four and one loans, respectively, that were in maturity default. Additionally, for the three and six months ended June 30, 2021, the Company suspended interest income accrual of $0.7 million and $1.3 million on two loans, respectively, because recovery of such income was doubtful. There was no suspension of such interest income for the three and six months ended June 30, 2020.

Note 5. Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“Mavik RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in Mavik RESOF. Mavik RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Mavik RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of Mavik RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC (formerly known as Terra Real Estate Credit Opportunities Fund GP, LLC), which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of June 30, 2021, the Company has fully funded all of its commitment. As of December 31, 2020, the unfunded commitment was $14.1 million.

The Company evaluated its equity interest in Mavik RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in Mavik RESOF is accounted for as an equity method investment. As of June 30, 2021 and December 31, 2020, the Company owned 71.1% and 90.3% of equity interest in Mavik RESOF, respectively. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in MAVIK RESOF was $53.1 million and $36.3 million, respectively. For the three and six months ended June 30, 2021, the Company recorded equity income from Mavik RESOF of $1.4 million and $2.7 million, respectively, and did not receive any distributions from Mavik RESOF. There was no such equity income recorded or distributions received for the three and six months ended June 30, 2020.

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

The following tables present summarized financial information of the Company’s equity investment in Mavik RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2021	December 31, 2020
Investments at fair value (cost of $74,388,622 and $44,174,031, respectively)	$75,074,280	$44,715,979
Other assets	7,832,357	5,331,840
Total assets	82,906,637	50,047,819
Obligations under participation agreement (proceeds of $6,295,100 and $6,295,100, respectively)	6,345,282	6,347,478
Other liabilities	2,736,950	4,204,147
Total liabilities	$9,082,232	$10,551,625
Partners’ capital	$73,824,405	$39,496,194

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$2,698,223	$—	$4,740,323	$—
Total expenses	544,363	—	1,015,575	—
Net investment income	2,153,860	—	3,724,748	—
Unrealized appreciation on investments	129,286	—	182,983	—
Net increase in partners' capital resulting from operations	$2,283,146	$—	$3,907,731	$—

Note 6. Real Estate Owned, Net

Real Estate Activities

2020 — In June 2020, the Company received a notice from a tenant occupying a portion of the office building that the Company acquired in July 2018 pursuant to a foreclosure of their intention to terminate the lease. In connection with the lease termination effective September 4, 2020, the Company received from the tenant lease termination fee of $0.4 million, which included approximately $0.2 million of cash and $0.2 million of the furniture and fixtures in the office space. The furniture and fixtures have a remaining useful life of 2.5 years and are being depreciated on a straight-line basis over the remaining useful life. Additionally, the Company wrote off the related unamortized in-place lease intangible assets of $0.9 million, unamortized below-market rent intangible liabilities of $0.6 million and rent receivable of $0.1 million. There was no gain or loss recognized on the lease termination.

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(3,771,724)	47,954,245	51,725,969	(3,125,143)	48,600,826
Tenant improvements	1,854,640	(808,730)	1,045,910	1,854,640	(670,090)	1,184,550
Furniture and fixtures	236,000	(78,667)	157,333	236,000	(31,467)	204,533
Total real estate	67,212,039	(4,659,121)	62,552,918	67,212,039	(3,826,700)	63,385,339
Lease intangible assets:
In-place lease	14,982,538	(6,334,080)	8,648,458	15,852,232	(6,172,747)	9,679,485
Above-market rent	156,542	(51,205)	105,337	156,542	(42,427)	114,115
Total intangible assets	15,139,080	(6,385,285)	8,753,795	16,008,774	(6,215,174)	9,793,600
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,264,296	(1,490,626)	(3,371,314)	1,702,800	(1,668,514)
Above-market ground lease	(8,896,270)	380,183	(8,516,087)	(8,896,270)	315,008	(8,581,262)
Total intangible liabilities	(11,651,192)	1,644,479	(10,006,713)	(12,267,584)	2,017,808	(10,249,776)
Total real estate	$70,699,927	$(9,399,927)	$61,300,000	$70,953,229	$(8,024,066)	$62,929,163

Notes to Unaudited Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Real estate operating revenues:
Lease revenue	$1,805,820	$1,922,077	$3,611,694	$3,844,205
Other operating income	459,880	329,018	665,647	719,941
Total	$2,265,700	$2,251,095	$4,277,341	$4,564,146
Real estate operating expenses:
Utilities	36,476	34,008	$70,468	$73,030
Real estate taxes	344,119	232,875	690,473	465,750
Repairs and maintenances	123,972	159,429	269,218	396,561
Management fees	88,981	58,076	150,306	114,777
Lease expense, including amortization of above-market ground lease (1)	826,538	283,538	1,110,076	567,076
Other operating expenses	96,019	103,281	196,879	198,531
Total	$1,516,105	$871,207	$2,487,420	$1,815,725
_______________
(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $0.5 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and total real estate operating expenses would have been $1.2 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

Leases

    On July 30, 2018, the Company foreclosed on a multi-tenant office building in full satisfaction of a first mortgage and related fees and expenses. In connection with the foreclosure, the Company assumed four leases whereby the Company is the lessor to the leases. These four tenant leases had remaining lease terms ranging from 6.3 years to 8.8 years as of July 30, 2018 and provide for annual fixed rent increases. Each of the three tenant leases provides two options to renew the lease for five years and the remaining tenant lease provides one option to renew the lease for five years.

    In addition, the Company assumed a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 68.3 years and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate determination of the fair value of the land, on which the ground rent is based. Since future rent increases on the ground lease are unknown, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The ground lease does not provide for renewal options.

    On the date of foreclosure, the Company performed lease classification test on the tenant leases as well as the ground lease in accordance with ASC 840. The result of the lease classification test indicated that the tenant leases and the ground lease shall be classified as operating leases on the date of foreclosure.

Notes to Unaudited Consolidated Financial Statements

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at June 30, 2021 are as follows:

Years Ending December 31,	Total
2021 (July 1 through December 31)	$3,209,106
2022	7,132,812
2023	7,363,647
2024	7,600,861
2025	4,111,257
Thereafter	1,199,623
Total	$30,617,306

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at June 30, 2021, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2021 (July 1 through December 31)	$(169,110)	$1,031,030	$(65,174)	$796,746
2022	(338,220)	2,062,060	(130,348)	1,593,492
2023	(338,220)	2,062,060	(130,348)	1,593,492
2024	(338,220)	2,062,060	(130,348)	1,593,492
2025	(181,608)	1,431,248	(130,348)	1,119,292
Thereafter	(19,911)	—	(7,929,521)	(7,949,432)
Total	$(1,385,289)	$8,648,458	$(8,516,087)	$(1,252,918)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	June 30, 2021	December 31, 2020
Operating lease
Operating lease right-of-use assets (1)	$27,402,564	$16,105,888
Operating lease liabilities	$27,402,564	$16,105,888

Weighted average remaining lease term — operating lease (years)	65.3	65.8

Weighted average discount rate — operating lease	7.6%	7.9%
_______________
(1)The operating lease ROU assets and liabilities were remeasured at June 30, 2021 based on the new base rent resulting from the ground rent reset.

Notes to Unaudited Consolidated Financial Statements

    The component of lease expense for the ground lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$859,125	$316,125	$1,175,250	$632,250
_______________
(1)The increase in operating lease cost was a result of the ground rent reset described above.

    Supplemental non-cash information related to the ground lease was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,175,250	$632,250

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,175,250	$632,250

    Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2021 (July 1 through December 31)	$1,039,500
2022	2,079,000
2023	2,079,000
2024	2,079,000
2025	2,079,000
Thereafter	126,385,875
Total lease payments	135,741,375
Less: Imputed interest	(108,338,811)
Total	$27,402,564

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

Notes to Unaudited Consolidated Financial Statements

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

As of June 30, 2021 and December 31, 2020, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of June 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	June 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$8,000,914	$—	$—	$8,000,914
Debt securities	—	—	—	—
Total	$8,000,914	$—	$—	$8,000,914

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,287,500	$—	$—	$1,287,500
Debt securities	—	—	—	—
Total	$1,287,500	$—	$—	$1,287,500

    The following table presents the activities of the marketable securities for the periods presented.

	Six Months Ended June 30,
	2021	2020
Beginning balance	$1,287,500	$—
Purchases	6,479,148	4,863,561
Proceeds from sale	—	(5,780,105)
Reclassification of net realized gains on marketable securities into earnings	—	1,085,107
Unrealized gains on marketable securities	234,266	67,522
Ending balance	$8,000,914	$236,085

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		June 30, 2021			December 31, 2020
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$461,267,889	$463,912,212	$458,838,670	$419,924,758	$421,725,220	$415,113,225
Loans held for investment acquired through participation, net	3	—	—	—	4,250,000	4,294,053	4,293,969
Allowance for loan losses		—	(4,587,839)	—	—	(3,738,758)	—
Total loans		$461,267,889	$459,324,373	$458,838,670	$424,174,758	$422,280,515	$419,407,194
Liabilities:
Term loan payable	3	$107,016,023	$104,925,595	$106,681,890	$107,584,451	$105,245,801	$107,248,555
Unsecured notes payable	1	85,125,000	81,622,637	84,512,100	—	—	—
Obligations under participation agreements	3	114,329,732	115,021,242	115,586,592	71,266,303	71,581,897	70,693,207
Mortgage loan payable	3	40,401,127	40,567,219	40,681,863	44,020,225	44,117,293	44,348,689
Secured borrowing	3	25,850,983	25,844,928	25,511,739	18,281,848	18,187,663	17,037,032
Revolving line of credit payable	3	9,213,759	8,668,567	9,213,759	—	—	—
Total liabilities		$381,936,624	$376,650,188	$382,187,943	$241,152,827	$239,132,654	$239,327,483

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2021 and December 31, 2020 due to their short-term nature.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

    Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2021	Primary Valuation Technique	Unobservable Inputs	June 30, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$458,838,670	Discounted cash flow	Discount rate	4.17%	15.25%	9.12%
Loans held for investment acquired through participation, net	—	Discounted cash flow	Discount rate	0.00%	0.00%	0.00%
Total Level 3 Assets	$458,838,670
Liabilities:
Term loan payable	$106,681,890	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	115,586,592	Discounted cash flow	Discount rate	4.62%	15.25%	10.95%
Mortgage loan payable	40,681,863	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	25,511,739	Discounted cash flow	Discount rate	7.12%	7.12%	7.12%
Revolving line of credit	9,213,759	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$297,675,843

	Fair Value at December 31, 2020	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$415,113,225	Discounted cash flow	Discount rate	5.29%	20.05%	10.38%
Loans held for investment acquired through participation, net	4,293,969	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$419,407,194
Liabilities:
Term loan payable	$107,248,555	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	70,693,207	Discounted cash flow	Discount rate	9.75%	20.05%	12.58%
Mortgage loan payable	44,348,689	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	17,037,032	Discounted cash flow	Discount rate	11.25%	11.25%	11.25%
Total Level 3 Liabilities	$239,327,483

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$252,630	$250,601	$598,014	$688,218
Asset management fee	1,156,696	1,140,426	2,313,239	2,169,959
Asset servicing fee	276,990	253,316	550,197	487,524
Operating expenses reimbursed to Manager	2,007,069	1,694,875	3,349,827	3,062,064
Disposition fee (2)	63,700	220,424	314,688	295,944
Total	$3,757,085	$3,559,642	$7,125,965	$6,703,709

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2021 and December 31, 2020, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended June 30, 2021 and 2020, the Company made distributions to Terra JV and Terra Offshore REIT totaling $4.4 million and $4.5 million, respectively, of which $4.4 million and $1.8 million were returns of capital, respectively. For the six months ended June 30, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore

REIT totaling $8.3 million and $13.3 million, respectively, of which $6.8 million and $10.1 million were returns of capital, respectively (Note 11).

Due to Manager

    As of June 30, 2021 and December 31, 2020, approximately $1.6 million and $1.3 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to Terra Offshore REIT

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of June 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Participation Agreements

In the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties (the “Participants”). The purpose of the participation agreements is to allow the Company and an affiliate to originate a specified loan when, individually, the Company does not have the liquidity to do so or to achieve a certain level of portfolio diversification. The Company may transfer portions of its investments to other Participants or it may be a Participant to a loan held by another entity.

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

Participation Interests Purchased by the Company

From time to time, the Company may purchase investments from affiliates pursuant to participation agreements. In accordance with the terms of each participation agreement, each Participant’s rights and obligations, as well as the proceeds received from the related borrower/issuer of the loan, are based upon their respective pro rata participation interest in the loan.

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of December 31, 2020. There were no such purchased participation interests outstanding as of June 30, 2021.

	December 31, 2020
	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (1)	25.00%	$4,250,000	$4,294,053
________________
(1)On June 27, 2018, the Company entered into a participation agreement with Terra Income Fund 6, Inc. (“Terra Fund 6”) to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. This loan was repaid in full in May 2021.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of June 30, 2021 and December 31, 2020:

			Transfers Treated as Obligations Under Participation Agreements as of June 30, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$37,955,691	$38,215,959	80.00%	$30,364,852	$30,495,745
370 Lex Part Deux, LLC (2)	56,852,434	56,871,362	35.00%	19,898,352	19,898,352
BW Property Owner LLC and BW 2 Property Owner LLC (1)(2)(3)	52,000,000	52,447,064	90.38%	47,000,000	47,404,077
RS JZ Driggs, LLC (2)	11,328,068	11,440,188	50.00%	5,750,288	5,807,202
Stonewall Station Mezz LLC (2)	10,901,205	11,001,782	44.00%	4,796,530	4,840,038
Stonewall Station Investments LLC (2)(3)	3,453,887	3,487,906	44.00%	1,519,710	1,534,678
The Bristol at Southport, LLC (1)	23,500,000	23,693,404	21.28%	5,000,000	5,041,150
	$195,991,285	$197,157,665		$114,329,732	$115,021,242

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$32,625,912	$32,877,544	80.00%	$26,100,729	$26,211,548
370 Lex Part Deux, LLC (2)	53,874,507	53,912,363	35.00%	18,856,078	18,856,077
City Gardens 333 LLC (2)	28,303,628	28,307,408	14.00%	3,962,509	3,963,010
Orange Grove Property Investors, LLC (2)(4)	10,600,000	10,701,924	80.00%	8,480,000	8,561,523
RS JZ Driggs, LLC (2)	8,544,513	8,629,929	50.00%	4,272,257	4,314,965
Stonewall Station Mezz LLC (2)	10,442,567	10,537,512	44.00%	4,594,730	4,635,937
The Bristol at Southport, LLC (1)	23,500,000	23,682,536	21.28%	5,000,000	5,038,837
	$167,891,127	$168,649,216		$71,266,303	$71,581,897
________________
(1)Participant is a third-party.
(2)Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.
(3)The participation interest was transferred to an affiliate and/or a third-party pursuant to a participation agreement in the second quarter of 2021.
(4)The obligation under participation agreement was repaid in the second quarter of 2021.

These investments are held in the name of the Company, but each of the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon their respective pro rata participation interest in such participated investments, as specified in the respective participation agreement. The Participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the Participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the participation agreements with these entities, the Company receives and allocates the interest income and other related investment income to the Participants based on their respective pro rata participation interest. The Participants pay any expenses, including any fees to the Manager, only on their respective pro rata participation interest, subject to the terms of the respective governing fee arrangements.

Secured Borrowing

In March 2020, the Company entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting under ASC 860 and therefore, the gross amount of the loan remains in the consolidated balance sheets and the proceeds from the sale on the portion transferred are recorded as secured borrowing. Interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the transferred interest is recorded within “Interest expense on secured borrowing” in the consolidated statements of operations.
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of June 30, 2021 and December 31, 2020:

			Transfers Treated as Secured Borrowing as of June 30, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$37,407,893	$37,553,206	69.11%	$25,850,983	$25,844,928
	$37,407,893	$37,553,206		$25,850,983	$25,844,928

			Transfers Treated as Secured Borrowing as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$26,454,910	$26,407,494	69.11%	$18,281,848	$18,187,663
	$26,454,910	$26,407,494		$18,281,848	$18,187,663

Note 9. Debt

Unsecured Notes Payable

On June 10, 2021, the Company issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026 (the “initial note”), for net proceeds of $76.0 million after deducting underwriting commissions of $2.5 million, but before offering expenses payable by the Company. On June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes for net proceeds of $6.4 million (the “additional notes” and, together with the initial notes, the “notes”), after deducting underwriting commissions of $0.2 million, but before offering expenses payable by us, which closed on June 29, 2021. Interest on the notes is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a fixed rate of 6.00% per year, beginning September 30, 2021. The notes mature on June 30, 2026, unless redeemed earlier by the Company. The notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 10, 2023.
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of June 30, 2021, the Company was in compliance with the covenants included in the Indenture.

The table below presents detailed information regarding the unsecured notes payable at June 30, 2021:

	June 30, 2021
	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$81,622,637	$84,512,100
_______________
(1)Amount is net of unamortized issue discount of $2.6 million and unamortized deferred financing costs of $0.9 million.

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of June 30, 2021, the Company is in compliance with these covenants.

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

In connection with the closing of the Revolving Line of Credit, the Company also incurred financing fees of $0.6 million, to be amortized to interest expense over the life of the Revolving Line of Credit.

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of June 30, 2021:

	June 30, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$13,152,513	$13,182,479	$13,262,020	$9,213,759
	$13,152,513	$13,182,479	$13,262,020	$9,213,759

For the six months ended June 30, 2021, the Company received proceeds from the Revolving Line of Credit of $9.2 million and did not make any repayments.

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

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the “Guaranty”) in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. As of June 30, 2021 and December 31, 2020, the Company is in compliance with these covenants.

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

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of June 30, 2021 and December 31, 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,905,952	$22,932,214	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	51,858,696	52,124,599	51,381,532	30,989,489
AGRE DCP Palm Springs, LLC	43,222,381	43,618,206	43,547,093	23,009,836
MSC Fields Peachtree Retreat, LLC	23,308,334	23,432,147	23,448,095	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,040,209	18,051,236	10,800,000
University Park Berkeley, LLC	25,068,794	25,228,371	25,299,652	14,551,697
	$184,258,205	$185,349,484	$184,659,822	$107,016,023

	December 31, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,901,294	$22,869,879	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	50,808,453	51,068,554	50,982,247	29,897,848
AGRE DCP Palm Springs, LLC	45,294,097	45,506,051	45,519,030	24,894,939
MSC Fields Peachtree Retreat, LLC	23,308,334	23,437,198	23,428,860	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,456	17,994,495	10,800,000
University Park Berkeley, LLC	23,990,786	24,131,808	24,162,710	14,326,663
	$184,201,670	$185,084,361	$184,957,221	$107,584,451
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of both June 30, 2021 and December 31, 2020, using LIBOR of 0.10% and 0.14%, respectively.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

For the six months ended June 30, 2021, the Company received proceeds from borrowings under the Term Loan of $2.0 million and made repayment of $2.6 million. As of June 30, 2021, the remaining amount for Committed Advances and discretionary advances was $0.5 million and $8.0 million, respectively.

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

For the six months ended June 30, 2020, the Company received proceeds from borrowings under the Master Repurchase Agreement of $17.6 million and made repayments of $3.4 million.

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

    For the six months ended June 30, 2020, the Company received proceeds $35.0 million from borrowings under the Revolving Credit Facility.

Mortgage Loan Payable

    As of June 30, 2021, the Company had a $40.4 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of June 30, 2021 and December 31, 2020:

				June 30, 2021		December 31, 2020
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$40,401,127	$40,567,219	$47,904,570	$44,117,293	$49,533,733

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2021 are as follows:

Years Ending December 31,	Total
2021 (July 1 through December 31)	$400,727
2022	40,000,400
2023	9,213,759
2024	69,454,490
2025	37,561,533
Thereafter	85,125,000
241,755,909
Unamortized deferred financing costs	(5,971,891)
Total	$235,784,018

     At June 30, 2021 and December 31, 2020, the unamortized deferred debt issuance costs were $6.0 million and $2.2 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of June 30, 2021 and December 31, 2020, obligations under participation agreements had a carrying value of approximately $115.0 million and $71.6 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $197.2 million and $168.6 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of June 30, 2021 and December 31, 2020, secured borrowing had a carrying value of approximately $25.8 million and $18.2 million, and the carrying value of the loan that is associated with the secured borrowing was $37.6 million and $26.4 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 11.5% and 10.2% as of June 30, 2021 and December 31, 2020, respectively.

Note 10. Commitments and Contingencies

Impact of COVID-19

    The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of June 30, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $48.0 million and $67.9 million as of June 30, 2021 and December 31, 2020, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans.

Unfunded Investment Commitment

As discussed in Note 7, On August 3, 2020, the Company entered into a subscription agreement with Mavik RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Mavik RESOF. As of June 30, 2021, the commitment was fully funded. As of December 31, 2020, the unfunded investment commitment was $14.1 million, respectively.

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

Note 11. Equity

Earnings Per Share

The following table presents earnings per share for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(104,771)	$2,646,042	$1,371,325	$3,225,005
Series A preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net (loss) income allocable to common stock	(108,677)	2,642,136	$1,363,513	$3,217,193
Weighted-average shares outstanding - basic and diluted	19,487,460	19,555,241	19,487,460	18,131,260
(Loss) earnings per share - basic and diluted	$(0.01)	$0.14	$0.07	$0.18

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2021 and December 31, 2020, there were no Preferred Stock issued or outstanding.

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of June 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

    For the three months ended June 30, 2021 and 2020, the Company made distributions to Terra JV and Terra Offshore REIT totaling $4.4 million and $4.5 million, respectively, of which $4.4 million and $1.8 million were returns of capital, respectively. For the six months ended June 30, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $8.3 million and $13.3 million, respectively, of which $6.8 million and $10.1 million were returns of capital, respectively. Additionally, for both the three and six months ended June 30, 2021 and 2020, the Company made distributions to preferred stockholders of $3,906 and $7,812, respectively.

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

•the potential negative impacts of the coronavirus (“COVID-19”) pandemic on the global economy and the impacts of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources and business operations;

•actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact;

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

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, or an adoption of a share repurchase plan, in each case, which may include the distribution of our common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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

    As of June 30, 2021, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 19 loans in nine states with an aggregate net principal balance of $321.1 million, a weighted average coupon rate of 7.8%, a weighted average loan-to-value ratio of 74.9% and a weighted average remaining term to maturity of 1.4 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified geographically with underlying properties located in 19 markets across nine states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed-use properties. The profile of these properties ranges from stabilized and value-added properties to pre-

development and construction. Our loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

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

    On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into our company and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act, and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore REIT on September 30, 2019. As of June 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds. We cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.
Recent Developments

    The COVID-19 pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth as a result of vaccine distributions when compared to 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others.

    We believe, however, that compelling opportunities for us will emerge as a result of the economic disruption caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the COVID-19 pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	7	12	19	6	19
Principal balance	$111,619,413	$349,648,476	$461,267,889	$140,180,715	$321,087,174
Amortized cost	111,699,524	347,624,849	459,324,373	140,866,170	318,458,203
Fair value	111,412,219	347,426,451	458,838,670	141,098,331	317,740,339
Weighted average coupon rate	13.44%	7.47%	8.92%	11.46%	7.81%
Weighted-average remaining term (years)	1.14	1.20	1.19	0.80	1.36

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of June 30, 2021 and December 31, 2020.
(2)As of June 30, 2021 and December 31, 2020, amounts included $184.3 million and $184.2 million of senior mortgages used as collateral for $107.0 million and $107.6 million of borrowings under a term loan, respectively. As of June 30, 2021, amounts also included $13.2 million of senior mortgages used as collateral for $9.2 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of June 30, 2021 and December 31, 2020, nine and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of June 30, 2021 and December 31, 2020, we owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $61.3 million and $62.9 million as of June 30, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $40.4 million and $44.0 million as of June 30, 2021 and December 31, 2020, respectively.

Additionally, as of June 30, 2021 and December 31, 2020, we owned 71.1% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of June 30, 2021 and December 31, 2020, the equity interest had a carrying value of $53.1 million and $36.3 million, respectively.

Portfolio Investment Activity

For the three months ended June 30, 2021 and 2020, we invested $13.8 million and $4.1 million in new and add-on investments and had $6.4 million and $10.9 million of repayments, resulting in net investments of $7.4 million and net repayments of $6.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

For the six months ended June 30, 2021 and 2020, we invested $29.3 million and $16.8 million in new and add-on investments and had $31.3 million and $20.9 million of repayments, resulting in net repayments of $2.0 million and net investments of $4.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

    In June 2021, we issued $85.1 million in aggregate principal amount of its 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

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

	June 30, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$223,492,644	$224,956,670	70.6%	$209,660,270	$210,694,778	63.3%
Preferred equity investments	77,599,715	77,826,103	24.4%	101,019,788	101,267,732	30.5%
Mezzanine loans	19,994,815	20,263,269	6.4%	23,946,549	24,287,203	7.3%
Allowance for loan losses	—	(4,587,839)	(1.4)%	—	(3,738,758)	(1.1)%
Total	$321,087,174	$318,458,203	100.0%	$334,626,607	$332,510,955	100.0%

	June 30, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$154,322,201	$154,934,527	48.7%	$145,560,299	$146,010,011	43.9%
Multifamily	80,045,747	80,665,972	25.3%	103,057,678	103,678,464	31.1%
Hotel - full/select service	47,112,521	47,544,871	14.9%	49,142,809	49,393,251	14.9%
Mixed use	16,567,853	16,567,853	5.2%	16,767,984	16,767,984	5.0%
Industrial	7,000,000	7,000,000	2.2%	7,000,000	7,000,000	2.1%
Infill land	13,038,852	13,157,959	4.1%	5,847,837	5,901,575	1.8%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.3%
Student housing	3,000,000	3,174,860	1.0%	3,000,000	3,204,375	1.0%
Allowance for loan losses	—	(4,587,839)	(1.4)%	—	(3,738,758)	(1.1)%
Total	$321,087,174	$318,458,203	100.0%	$334,626,607	$332,510,955	100.0%

	June 30, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$118,591,437	$119,497,757	37.5%	$143,454,602	$144,066,584	43.3%
Georgia	75,167,030	75,556,746	23.7%	74,116,787	74,505,752	22.4%
New York	59,099,715	59,173,849	18.6%	56,058,669	56,139,234	16.9%
North Carolina	30,838,852	31,020,924	9.7%	28,647,837	28,802,869	8.7%
Washington	18,500,000	18,652,254	5.9%	18,500,000	18,643,699	5.5%
Massachusetts	7,000,000	7,000,000	2.2%	7,000,000	7,000,000	2.1%
Pennsylvania	5,000,000	5,042,987	1.6%	—	—	—%
Texas	3,890,140	3,926,665	1.2%	3,848,712	3,887,200	1.2%
South Carolina	3,000,000	3,174,860	1.0%	3,000,000	3,204,375	1.0%
Allowance for loan losses	—	(4,587,839)	(1.4)%	—	(3,738,758)	(1.1)%
Total	$321,087,174	$318,458,203	100.0%	$334,626,607	$332,510,955	100.0%

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

    Additionally, our Manager employs an asset management approach and monitors the portfolio of investments through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio and the debt yield. Our Manager also requires certain borrowers to establish an interest reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Results of Operations
    The following table presents the comparative results of our operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues
Interest income	$8,750,466	$9,585,175	$(834,709)	$16,871,415	$19,237,040	$(2,365,625)
Real estate operating revenue	2,265,700	2,251,095	$14,605	4,277,341	4,564,146	(286,805)
Other operating income	240,131	228,359	$11,772	396,793	341,014	55,779
	11,256,297	12,064,629	$(808,332)	21,545,549	24,142,200	(2,596,651)
Operating expenses
Operating expenses reimbursed to Manager	2,007,069	1,694,875	312,194	3,349,827	3,062,064	287,763
Asset management fee	1,156,696	1,140,426	16,270	2,313,239	2,169,959	143,280
Asset servicing fee	276,990	253,316	23,674	550,197	487,524	62,673
Provision for loan losses	573,061	169,300	403,761	849,081	1,314,294	(465,213)
Real estate operating expenses	1,516,105	871,207	644,898	2,487,420	1,815,725	671,695
Depreciation and amortization	931,723	946,494	(14,771)	1,863,448	1,892,988	(29,540)
Professional fees	469,932	373,098	96,834	990,351	667,859	322,492
Directors fees	36,249	33,750	2,499	72,499	117,500	(45,001)
Other	132,697	267,702	(135,005)	204,185	332,651	(128,466)
	7,100,522	5,750,168	1,350,354	12,680,247	11,860,564	819,683
Operating income	4,155,775	6,314,461	(2,158,686)	8,865,302	12,281,636	(3,416,334)
Other income and expenses
Interest expense from obligations under participation agreements	(2,772,801)	(1,823,121)	(949,680)	(4,652,882)	(4,383,388)	(269,494)
Interest expense on repurchase agreement payable	—	(1,469,669)	1,469,669	—	(3,020,939)	3,020,939
Interest expense on mortgage loan payable	(656,859)	(749,753)	92,894	(1,343,009)	(1,500,389)	157,380
Interest expense on revolving line of credit	(162,651)	(599,989)	437,338	(180,497)	(774,978)	594,481
Interest expense on term loan payable	(1,646,182)	—	(1,646,182)	(3,318,950)	—	(3,318,950)
Interest expense on secured borrowing	(334,905)	(169,622)	(165,283)	(634,710)	(210,113)	(424,597)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Other income and expenses
Interest expense on unsecured notes payable	(336,861)	—	(336,861)	(336,861)	—	(336,861)
Net loss on extinguishment of obligations under participation agreements	—	—	—	—	(319,453)	319,453
Net change in unrealized gains on marketable securities	248,874	67,522	181,352	234,266	67,522	166,744
Income from equity investment in a limited partnership	1,400,839	—	1,400,839	2,738,666	—	2,738,666
Realized gains on marketable securities	—	1,076,213	(1,076,213)	—	1,085,107	(1,085,107)
	(4,260,546)	(3,668,419)	(592,127)	(7,493,977)	(9,056,631)	1,562,654
Net (loss) income	$(104,771)	$2,646,042	(2,750,813)	$1,371,325	$3,225,005	$(1,853,680)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$425,407,786	8.5%	$403,107,647	9.3%
Obligations under participation agreements and secured borrowing	(112,631,277)	10.6%	(73,120,692)	10.9%
Repurchase agreement payable	—	—%	(94,768,307)	3.8%
Term loan payable	(106,775,203)	5.3%	—	—%
Revolving line of credit	(8,383,662)	4.0%	—	—%
Net loans (3)	$197,617,644	9.3%	$235,218,648	11.0%
Senior loans
Gross loans	264,362,137	6.5%	212,859,783	6.7%
Obligations under participation agreements and secured borrowing	(51,663,536)	8.5%	(27,807,684)	9.1%
Repurchase agreement payable	—	—%	(94,768,307)	3.8%
Term loan payable	(106,775,203)	5.3%	—	—%
Revolving line of credit	(8,383,662)	4.0%	—	—%
Net loans (3)	$97,539,736	7.0%	$90,283,792	9.1%
Subordinated loans (4)
Gross loans	161,045,649	12.0%	190,247,864	12.2%
Obligations under participation agreements	(60,967,741)	12.6%	(45,313,008)	12.0%
Net loans (3)	$100,077,908	11.6%	$144,934,856	12.2%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$417,362,153	8.5%	$395,636,304	9.4%
Obligations under participation agreements and secured borrowing	(100,798,932)	10.4%	(81,213,576)	11.5%
Repurchase agreement payable	—	—%	(94,617,024)	3.9%
Term loan payable	(107,441,217)	5.3%	—	—%
Revolving line of credit	(5,102,351)	4.0%
Net loans (3)	$204,019,653	9.4%	$219,805,704	11.0%
Senior loans
Gross loans	259,783,669	6.4%	201,392,405	6.7%
Obligations under participation agreements and secured borrowing	(48,600,589)	8.6%	(23,368,896)	9.7%
Repurchase agreement payable	—	—%	(94,617,024)	3.8%
Term loan payable	(107,441,217)	5.3%	—	—%
Revolving line of credit	(5,102,351)	4.0%	—	—%
Net loans (3)	$98,639,512	6.6%	$83,406,485	9.2%
Subordinated loans (4)
Gross loans	157,578,484	11.9%	194,243,899	12.2%
Obligations under participation agreements	(52,198,343)	12.2%	(57,844,680)	12.2%
Net loans (3)	$105,380,141	11.8%	$136,399,219	12.2%
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

    For the three and six months ended June 30, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest income decreased by $0.8 million and $2.4 million, respectively, primarily due to the suspension of interest income accrual of $0.7 million and $1.3 million on two loans, respectively, because recovery of such income was doubtful. Additionally, for the six months ended June 30, 2021 as compared to the same period in 2020, interest income decreased as a result of a decrease in the weighted average coupon rate on gross loans, partially offset by an increase in the weighted average principal balance of gross loans.

Real Estate Operating Revenue

For the three months ended June 30, 2021 as compared to the same period in 2020, real estate operating revenue remained substantially the same. The decrease in rental income resulting from a lease termination in the third quarter of 2020 was substantially offset by the increase in parking income as the economy slowly recovered from the global pandemic. For the six months ended June 30, 2021 as compared to the same period in 2020, real estate operating revenue decreased by $0.3 million, primarily due to a lease terminated in the third quarter of 2020.

Operating Expenses Reimbursed to Manager

Under the terms of the management agreement with the Manager (the “Management Agreement”), we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allowable share of the Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For both the three and six months ended June 30, 2021 as compared to the same periods in 2020, operating expenses reimbursed to the Manager increased by $0.3 million, as a result of an increase in the Manager’s overhead costs, primarily related to professional fees.

Asset Management Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price for each real estate-related investment and cash held by us.

    For the three months ended June 30, 2021 as compared to the same period in 2020, asset management fees were substantially the same. For the six months ended June 30, 2021 as compared to the same period in 2020, asset management fees increased by $0.1 million, primarily due to an increase in total funds under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three months ended June 30, 2021 as compared to the same period in 2020, asset servicing fees were substantially the same. For the three and six months ended June 30, 2021 as compared to the same period in 2020, asset servicing fees increased by $0.1 million, primarily due to an increase in total funds under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

     As of June 30, 2021, we had one loan with a loan risk rating of “4” and no loan with a loan risk rating of “5”, representing a decrease in loans with loan risk ratings of “4” and “5” from those as December 31, 2020, and we reversed the previously recorded general provision for loan losses of $0.5 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Additionally, as of June 30, 2021, the number of loans deemed impaired increased as compared to those as of December 31, 2020, and we recorded specific provision for loan losses of $1.0 million and $1.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2020, the Company had five loans with a loan risk rating of “4”, and recorded a general provision for loan losses of $0.2 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

Real Estate Operating Expenses

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, real estate operating expenses increased by $0.6 million and $0.7 million, respectively, primarily due to an increase in ground rent expense on the multi-tenant office building resulting from a recent rent reset.

Professional Fees

    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, professional fees increased by $0.1 million and $0.3 million, respectively, primarily due to legal fees incurred in connection with a financing transaction that was terminated.

Other

    For both the three and six months ended June 30, 2021 as compared to the same periods in 2020, other operating expenses decreased by $0.1 million as a result of un-reimbursed transaction-related costs incurred in 2020. There were no such costs incurred in 2021.

Interest Expense from Obligations under Participation Agreements

    For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest expense from obligations under participation agreements increased by $0.9 million and $0.3 million, respectively, primarily due to an increase in weighted average outstanding principal balance on obligations under participation agreements, partially offset by a decrease in the weighted average coupon rate on obligations under participation agreements.

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

    For the three and six months ended June 30, 2021, there was no interest expense on repurchase agreement payable because the repurchase agreement was terminated on September 3, 2020. For the three and six months ended June 30, 2020, interest expense on repurchase agreement payable was $1.5 million and $3.0 million, respectively.

Interest Expense on Mortgage Loan Payable

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest expense on mortgage loan payable decreased by $0.1 million and $0.2 million, respectively, as a result of a decrease in the weighted average amount outstanding.

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

    For both the three and six months ended June 30, 2021, interest expense on the new revolving line of credit was $0.2 million. For the three and six months ended June 30, 2020, interest expense on the old revolving line of credit was $0.6 million and $0.8 million, respectively. The decrease in interest expense on revolving line of credit was due to a decrease in weighted average amount outstanding.

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

For the three and six months ended June 30, 2021, interest expense on term loan payable was $1.6 million and $3.3 million, respectively. There was no interest expense on term loan payable for the three and six months ended June 30, 2020 because the indenture and credit agreement was entered into on September 3, 2020.

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

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest expense on secured borrowing increased by $0.2 million and $0.4 million, respectively, as a result of an increase in the weighted average amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For both the three and six months ended June 30, 2021, interest expense on unsecured notes payable was $0.3 million. There was not such interest expense for the three and six months ended June 30, 2020 because the notes were not yet issued.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million, which was primarily related to transaction costs incurred in connection with both transactions. There was no such loss recognized for the three and six months ended June 30, 2021.

Net Change in Unrealized Gains on Marketable Securities

For both the three and six months ended June 30, 2021 as compared to the same periods in 2020, net change in unrealized gains on marketable securities increased by $0.2 million, representing the increase in fair value of our marketable securities.

Income from Equity Investment in a Limited Partnership

In August 2020, we entered into a subscription agreement whereby the Company committed to fund up to $50.0 million to purchase partnership interest in a limited partnership. As of June 30, 2021, we owned an 71.1% interest in limited partnership and our investment in the limited partnership had a carrying value of $53.1 million.

For the three and six months ended June 30, 2021, we recognized income from equity investment in a limited partnership of $1.4 million and $2.7 million, respectively. There was no such income for the three and six months ended June 30, 2020 because the investment was entered into in August 2020.

Realized Gains on Marketable Securities

For the three and six months ended June 30, 2021, we did not sell any marketable securities and did not recognize any realized gains on marketable securities. For both the three and six months ended June 30, 2020, we sold marketable securities and recognized realized gains on marketable securities of $1.1 million.

Net (Loss) Income

    For the three months ended June 30, 2021, the resulting net loss was $0.1 million, compared to net income of $2.6 million for the same period in 2020. For the six months ended June 30, 2021 as compared to the same period in 2020, the resulting net income decreased by $1.9 million.

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

    Obligations under participation agreements totaling $109.3 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $47.1 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $40.4 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of June 30, 2021, the amount outstanding under the indenture and credit agreement was $107.0 million.

    On March 12, 2021, we entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of June 30, 2021, the Revolving Line of Credit had an outstanding balance of $9.2 million.

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us. We expect to use the net proceeds from the notes issuance to make new investments as well as for general corporate purposes.

Cash Flows From Operating Activities

    For the six months ended June 30, 2021 as compared to the same period in 2020, cash flows from operating activities decreased by $4.8 million, primarily due to a decrease in contractual interest income, payment for real estate tax on our operating real estate as well as payment for additional ground rent as a result of the rent reset.

Cash Flows Used In Investing Activities

    For the six months ended June 30, 2021, cash flows used in investing activities were $56.3 million, primarily related to origination and purchase of loans of $82.1 million, purchase of partnership interest in a limited partnership of $14.1 million and purchase of marketable securities of $6.5 million, partially offset by proceeds from repayments of loans of $46.4 million.

    For the six months ended June 30, 2020, cash flows used in investing activities were $34.4 million, primarily related to origination and purchase of loans of $54.3 million and the purchase of marketable securities of $4.9 million, partially offset by proceeds from repayments of loans of $19.0 million and proceeds from sale of marketable securities of $5.8 million.

Cash Flows From Financing Activities

    For the six months ended June 30, 2021, cash flows from financing activities were $128.0 million, primarily due to proceeds from issuance of unsecured notes payable, net of discount, of $82.5 million; proceeds from obligations under participation agreements and secured borrowing of $62.6 million; proceeds from borrowings under the term loan and revolving line of credit of $11.2 million; and an increase in interest reserve and other deposits hold on investments of $0.7 million. These cash inflows were partially offset by repayments on obligations under participation agreements of $12.4 million, distributions paid of $8.3 million, payment of mortgage principal of $3.6 million, repayment on borrowings under the term loan of $2.6 million and payment for deferred financing costs of $1.5 million.

    For the six months ended June 30, 2020, cash flows from financing activities were $81.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from borrowings under our repurchase agreement of $17.6 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by Terra Offshore REIT of $8.6 million and proceeds from obligations under participation agreements and secured borrowing of $24.8 million, partially offset by distributions paid of $13.3 million, repayment of borrowings under repurchase agreement of $3.4 million, payment for repurchase of common stock of $3.6 million and repayments on obligations under participation agreements of $0.4 million.

Critical Accounting Policies and Use of Estimates

    Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

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

    Our Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. A loan is impaired if it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income.

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

Income Taxes

    We elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, we generally are not subject to U.S. federal income tax on income and gains distributed to our stockholders as long as certain asset, income and share ownership tests are met. To maintain our qualification as a REIT, we must annually distribute at least 90% of our net taxable income to our stockholders and meet certain other requirements. We may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income. If we were to fail to meet these requirements, we would be subject to U.S. federal corporate income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. We believe that all of the criteria to maintain our REIT qualification have been met for the applicable period, but there can be no assurance that these criteria will continue to be met in subsequent periods.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and six months ended June 30, 2021 and 2020, we did not incur any interest or penalties.

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

Contractual Obligations

    The following table provides a summary of our contractual obligations at June 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$114,329,732	$109,329,732	$5,000,000	$—	$—
Secured borrowing — principal (1)	25,850,983	—	25,850,983	—	—
Mortgage loan payable — principal (2)	40,401,127	813,792	39,587,335	—	—
Term loan payable — principal (3)	107,016,023	—	58,654,490	48,361,533	—
Unsecured notes payable — principal (4)	85,125,000	—	—	85,125,000	—
Revolving Line of Credit payable — principal (5)	9,213,759	—	9,213,759	—	—
Interest on borrowings (6)	62,778,748	27,214,521	23,457,756	12,106,471	—
Unfunded lending commitments (7)	47,978,818	47,106,772	872,046	—	—
Ground lease commitment (8)	135,741,375	2,079,000	4,158,000	4,158,000	125,346,375
	$628,435,565	$186,543,817	$166,794,369	$149,751,004	$125,346,375
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
(2)Amount excludes unamortized origination and exit fees of $0.2 million.
(3)Amount excludes unamortized deferred financing costs of $2.1 million.
(4)Amount excludes unamortized debt insurance costs of $3.5 million.
(5)Amount excludes unamortized deferred financing costs of $0.5 million.
(6)Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.

(7)Certain of our loans provide for a commitment to fund the borrower at a future date. As of June 30, 2021, we had seven of such loans with total funding commitments of $256.7 million, of which $208.7 million had been funded.
(8)Represents rental obligation under the ground lease, inclusive of imputed interest, for our office building that it acquired through foreclosure.

Management Agreement with Terra REIT Advisors

    We currently pay the following fees to Terra REIT Advisors pursuant to the Management Agreement:

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$252,630	$250,601	$598,014	$688,218
Asset management fee	1,156,696	1,140,426	2,313,239	2,169,959
Asset servicing fee	276,990	253,316	550,197	487,524
Operating expenses reimbursed to Manager	2,007,069	1,694,875	3,349,827	3,062,064
Disposition fee (2)	63,700	220,424	314,688	295,944
Total	$3,757,085	$3,559,642	$7,125,965	$6,703,709
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

    As of June 30, 2021, the principal balance of our participation obligations totaled $114.3 million, consisting of $53.0 million in participation obligations to Terra Fund 6 and $61.3 million in participation obligations to third-parties. Additionally, as of June 30, 2021, the principal balance of our secured borrowing was $25.9 million.

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

    For the three and six months ended June 30, 2021, the weighted average outstanding principal balance on obligations under participation agreements was approximately $112.6 million and $100.8 million, and the weighted average interest rate was approximately 10.6% and 10.4%, respectively, compared to weighted average outstanding principal balance of approximately $73.1 million and $81.2 million, and weighted average interest rate of approximately 10.9% 11.5% for the three and six months ended June 30, 2020, respectively.

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

    As of June 30, 2021, we had 11 investments with an aggregate principal balance of $270.1 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 9 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.8 million.

    Additionally, we had $40.4 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building, $107.0 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $184.3 million of first mortgages, and a revolving line of credit with an outstanding balance of $9.2 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by a first mortgage of $13.2 million. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.1 million.

     At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities.

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

Real Estate Risk

    The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. The COVID-19 pandemic has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.

Credit Risk

    We are subject to varying degrees of credit risk in connection with holding a portfolio of our target assets. With respect to our loan portfolio, we seek to manage credit risk by limiting exposure to any one individual borrower and any one asset class.

    Additionally, our Manager employs an asset management approach and monitors the portfolio of investments through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt service coverage ratio and the debt yield. Our Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
4.1
Indenture, dated June 10, 2021, by and between Terra Property Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-40496) filed with the SEC on June 14, 2021).

4.2
First Supplemental Indenture, dated June 10, 2021, by and between Terra Property Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A (File No. 001-40496) filed with the SEC on June 14, 2021).

4.3	Form of Global Note representing the notes (included in Exhibit 4.2).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2021

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)