Form 10-Q
period 2021-09-30
Terra Property Trust, Inc.
filed 2021-11-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2021, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$51,975,601	$18,607,952
Restricted cash	10,201,589	12,145,616
Cash held in escrow by lender	3,941,142	2,166,755
Marketable securities	4,437,855	1,287,500
Loans held for investment, net	480,462,652	417,986,462
Loans held for investment acquired through participation, net	—	4,294,053
Equity investment in a limited partnership, net	49,909,985	36,259,959
Real estate owned, net (Note 6)
Land, building and building improvements, net	62,136,708	63,385,339
Lease intangible assets, net	8,233,891	9,793,600
Operating lease right-of-use assets	27,398,786	16,105,888
Deal deposits	9,529,476	—
Interest receivable	2,692,367	2,509,589
Other assets	3,334,108	3,934,468
Total assets	$714,254,160	$588,477,181
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$91,633,624	$105,245,801
Unsecured notes payable, net of debt issuance cost	81,706,136	—
Obligations under participation agreements (Note 8 )	106,190,225	71,581,897
Mortgage loan payable, net of deferred financing fees and other	32,301,666	44,117,293
Revolving line of credit payable, net of deferred financing fees	24,832,405	—
Secured borrowing	31,525,439	18,187,663
Interest reserve and other deposits held on investments	10,201,589	12,145,616
Operating lease liabilities	27,398,786	16,105,888
Lease intangible liabilities, net (Note 6)	9,885,182	10,249,776
Due to Manager (Note 8)	1,912,557	1,257,098
Interest payable	1,950,670	1,185,502
Accounts payable and accrued expenses	1,315,337	3,968,603
Unearned income	424,976	677,856
Distributions payable	3,906	—
Other liabilities	1,231,289	429,123
Total liabilities	422,513,787	285,152,116
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both September 30, 2021 and December 31, 2020	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at both September 30, 2021 and December 31, 2020, respectively	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(82,023,174)	(70,438,482)
Total equity	291,740,373	303,325,065
Total liabilities and equity	$714,254,160	$588,477,181
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Interest income	$9,918,763	$9,994,763	$26,790,178	$29,231,803
Real estate operating revenue	2,191,178	2,990,919	6,468,519	7,555,065
Prepayment fee income	190,997	—	190,997	—
Other operating income	345,180	76,736	741,973	417,750
	12,646,118	13,062,418	34,191,667	37,204,618
Operating expenses
Operating expenses reimbursed to Manager	1,528,223	1,719,767	4,878,050	4,781,831
Asset management fee	1,420,119	1,151,166	3,733,358	3,321,125
Asset servicing fee	311,127	258,860	861,324	746,384
Provision for loan losses	716,164	42,443	1,565,245	1,356,737
Real estate operating expenses	1,264,501	841,708	3,751,921	2,657,433
Depreciation and amortization	931,725	1,811,266	2,795,173	3,704,254
Professional fees	535,564	407,444	1,525,915	1,075,303
Directors fees	36,249	36,250	108,748	153,750
Other	95,775	72,231	299,960	404,882
	6,839,447	6,341,135	19,519,694	18,201,699
Operating income	5,806,671	6,721,283	14,671,973	19,002,919
Other income and expenses
Interest expense from obligations under participation agreements	(3,278,294)	(1,975,269)	(7,931,176)	(6,358,657)
Interest expense on repurchase agreement payable	—	(706,527)	—	(3,727,466)
Interest expense on mortgage loan payable	(573,687)	(756,509)	(1,916,696)	(2,256,898)
Interest expense on revolving line of credit	(223,902)	(463,333)	(404,399)	(1,238,311)
Interest expense on term loan payable	(1,653,250)	(476,411)	(4,972,200)	(476,411)
Interest expense on unsecured notes payable	(1,409,274)	—	(1,746,135)	—
Interest expense on secured borrowing	(467,957)	(236,632)	(1,102,667)	(446,745)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)
Net unrealized (losses) gains on marketable securities	(257,329)	(38,527)	(23,063)	28,995
Income from equity investment in a limited partnership	1,824,825	—	4,563,491	—
Realized loss on loan repayments	(517,989)	—	(517,989)	—
Realized gains on marketable securities	22,428	75,055	22,428	1,160,162
	(6,534,429)	(4,578,153)	(14,028,406)	(13,634,784)
Net (loss) income	$(727,758)	$2,143,130	$643,567	$5,368,135
Series A preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Net (loss) income allocable to common stock	$(731,664)	$2,139,224	$631,849	$5,356,417

(Loss) earnings per share — basic and diluted	$(0.04)	$0.11	$0.03	$0.29

Weighted-average shares — basic and diluted	19,487,460	19,487,461	19,487,460	18,586,627

Distributions declared per common share	$0.20	$0.20	$0.63	$0.96
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive (loss) income, net of tax
Net (loss) income	$(727,758)	$2,143,130	$643,567	$5,368,135
Other comprehensive loss
Net unrealized gains on marketable securities	—	—	—	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	(192,919)
	—	—	—	—
Total comprehensive (loss) income	$(727,758)	$2,143,130	$643,567	$5,368,135
Series A preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Comprehensive (loss) income attributable to common shares	$(731,664)	$2,139,224	$631,849	$5,356,417

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	—	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	1,476,096	—	1,476,096
Balance at March 31, 2021	—	125	125,000	19,487,460	194,875	373,443,672	(72,859,887)	—	300,903,660
Distributions declared on common shares ($0.23 per share)	—	—	—	—	—	—	(4,429,352)	—	(4,429,352)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(104,771)	—	(104,771)
Balance at June 30, 2021	—	125	125,000	19,487,460	194,875	373,443,672	(77,397,916)	—	296,365,631
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,594)	—	(3,893,594)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(727,758)	—	(727,758)
Balance at September 30, 2021	—	125	$125,000	19,487,460	$194,875	$373,443,672	$(82,023,174)	$—	$291,740,373

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Distributions declared on common shares ($0.53 per share)	—	—	—	—	—	—	(8,832,071)	—	(8,832,071)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	578,963	—	578,963
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(8,894)	(8,894)
Balance at March 31, 2020	—	125	125,000	19,700,151	197,002	377,061,545	(62,716,835)	184,025	314,850,737
Repurchase of common stock	—	—	—	(212,691)	(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common share ($0.23 per share)	—	—	—	—	—	—	(4,459,975)	—	(4,459,975)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	—	(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	2,646,042	—	2,646,042
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(184,025)	(184,025)
Balance at June 30, 2020	—	125	125,000	19,487,460	194,875	373,443,672	(64,534,674)	—	309,228,873
Distributions declared on common share ($0.20 per share)	—	—	—	—	—	—	(4,033,127)		(4,033,127)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)		(3,906)
Comprehensive income:
Net income	—	—	—	—	—	—	2,143,130		2,143,130
Balance at September 30, 2020	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(66,428,577)	$—	$307,334,970

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$643,567	$5,368,135
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(1,000,028)	(1,813,230)
Depreciation and amortization	2,795,173	3,704,254
Provision for loan losses	1,565,245	1,356,737
Lease termination fee income	—	(236,000)
Amortization of net purchase premiums on loans	46,043	41,807
Straight-line rent adjustments	(299,396)	(727,806)
Amortization of deferred financing costs	852,250	1,484,995
Amortization of discount on unsecured notes payable	136,913	—
Net loss on extinguishment of obligations under participation agreements	—	319,453
Amortization of above- and below-market rent intangibles	(253,665)	(942,574)
Amortization and accretion of investment-related fees, net	(89,846)	(16,424)
Amortization of above-market rent ground lease	(97,762)	(97,761)
Realized loss on loan repayments	517,989	—
Realized gains on marketable securities	(22,428)	(1,160,162)
Net unrealized losses (gains) on marketable securities	23,063	(28,995)
Income from equity investment in a limited partnership	(4,563,491)	—
Distributions from equity investment in a limited partnership	4,563,491	—
Changes in operating assets and liabilities:
Deal deposits	(9,529,476)	—
Interest receivable	(182,778)	(983,769)
Other assets	899,756	(128,693)
Due to Manager	93,226	111,076
Unearned income	(179,499)	(559,002)
Interest payable	765,168	110,304
Accounts payable and accrued expenses	(2,653,266)	1,228,370
Other liabilities	802,166	(805,229)
Net cash (used in) provided by operating activities	(5,167,585)	6,225,486
Cash flows from investing activities:
Origination and purchase of loans	(163,504,926)	(85,758,523)
Proceeds from repayments of loans	105,909,237	28,690,175
Purchase of partnership interest in a limited partnership	(14,065,197)	—
Purchase of marketable securities	(6,479,147)	(6,039,567)
Proceeds from sale of marketable securities	3,328,157	6,023,723
Return of capital from equity investment in a limited partnership	415,172	—
Net cash used in investing activities	(74,396,704)	(57,084,192)

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from borrowings under the term loan	2,595,576	105,888,747
Proceeds from borrowings under revolving line of credit	25,299,713	35,000,000
Repayments of obligations under participation agreements	(23,625,186)	(557,778)
Distributions paid	(12,224,353)	(17,332,985)
Proceeds from secured borrowing	13,196,034	15,604,562
Proceeds from issuance of unsecured notes payable, net of discount	82,464,844	—
Proceeds from obligations under participation agreements	57,103,598	19,784,155
Repayment of mortgage principal	(11,855,650)	(404,252)
Change in interest reserve and other deposits held on investments	(1,944,027)	7,475,137
Repayment of borrowings under the term loan	(16,585,001)	—
Payment of financing costs	(1,663,250)	(2,279,872)
Repayment of borrowings under repurchase agreement	—	(103,994,570)
Repayment of borrowings under revolving line of credit	—	(10,000,000)
Payment for repurchase of common stock	—	(3,620,000)
Proceeds from borrowings under repurchase agreement	—	22,860,134
Proceeds from issuance of common stock in the Merger	—	16,897,074
Proceeds from issuance of common stock to Terra Offshore REIT	—	8,600,000
Net cash provided by financing activities	112,762,298	93,920,352
Net increase in cash, cash equivalents and restricted cash	33,198,009	43,061,646
Cash, cash equivalents and restricted cash at beginning of period	32,920,323	50,549,700
Cash, cash equivalents and restricted cash at end of period (Note 2)	$66,118,332	$93,611,346

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$14,973,631	$12,030,182

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
September 30, 2021

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of September 30, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore REIT (Note 3).

    The Company has elected to be taxed, and to qualify annually thereafter, as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2016. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. The Company also operates its business in a manner that permits it to maintain its exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended.

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

Under the VIE model, limited partnerships are considered a VIE unless the limited partners hold substantive kick-out or participating rights over the general partner. The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Deal Deposits

When negotiating the acquisition of investments, the Company may be required a fund a refundable deposit in order to facilitate the transaction. These deposits are not interest bearing and will either be applied to the purchase price at the time the investment closes or be refunded when the Company determines the transaction is not likely to close. The Company classifies these deposits as deal deposits on the consolidated balance sheet

Revenue Recognition

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

Notes to Unaudited Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$51,975,601	$65,729,695
Restricted cash	10,201,589	26,017,300
Cash held in escrow by lender	3,941,142	1,864,351
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$66,118,332	$93,611,346

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

Notes to Unaudited Consolidated Financial Statements

     As of September 30, 2021, the Company has satisfied all the requirements for a REIT. No provision for federal income taxes has been included in the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2018-2020 federal tax returns remain subject to examination by the Internal Revenue Service.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Notes to Unaudited Consolidated Financial Statements

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

    As of September 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	5	14	19	6	14	20
Principal balance	$92,808,312	$389,281,253	$482,089,565	$56,335,792	$367,838,966	$424,174,758
Carrying value	$93,656,356	$386,806,296	$480,462,652	$56,464,310	$365,816,205	$422,280,515
Fair value	$93,571,526	$384,826,180	$478,397,706	$56,284,334	$363,122,860	$419,407,194
Weighted-average coupon rate	12.94%	7.44%	8.50%	12.17%	7.95%	8.51%
Weighted-average remaining term (years)	1.23	1.12	1.14	1.78	1.44	1.48
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively.
(2)As of September 30, 2021 and December 31, 2020, amounts included $162.8 million and $184.2 million of senior mortgages used as collateral for $93.6 million and $107.6 million of borrowings under a term loan, respectively (Note 9).

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2021, amounts also included $42.2 million of senior mortgages used as collateral for $25.3 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of both September 30, 2021 and December 31, 2020, twelve of these loans are subject to a LIBOR floor.

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the nine months ended September 30, 2021 and 2020:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	163,504,926	—	163,504,926
Principal repayments received	(101,659,237)	(4,250,000)	(105,909,237)
PIK interest (1)	1,955,109	—	1,955,109
Net amortization of premiums on loans	(46,043)	—	(46,043)
Accrual, payment and accretion of investment-related fees and other, net	938,233	(44,053)	894,180
Realized loss on loan repayments (2)(3)	(651,553)	—	(651,553)
Provision for loan losses	(1,565,245)	—	(1,565,245)
Balance, September 30, 2021	$480,462,652	$—	$480,462,652

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	84,629,411	1,129,112	85,758,523
Principal repayments received	(28,690,175)	—	(28,690,175)
PIK interest (1)	2,893,620	—	2,893,620
Net amortization of premiums on loans	(46,043)	—	(46,043)
Accrual, payment and accretion of investment-related fees, net	792,606	16,343	808,949
Provision for loan losses	(1,356,737)	—	(1,356,737)
Balance, September 30, 2020	$433,684,904	$4,296,001	$437,980,905
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $1.0 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)On September 2, 2021, the Company foreclosed on a hotel property encumbered by a first mortgage and the related subordinated mezzanine loan, both of which were held by the Company, with an aggregate principal balance $14.6 million. On September 23, 2021, the hotel property was sold to a third party for $13.8 million. The net proceeds from the sale, together with a payment under a contractual guarantee of $0.8 million from the borrower, were used to pay off both loans in full. In connection with the loan repayment, the related obligation under participation agreement of $6.4 million was simultaneously satisfied. In connection with the loan repayment, the Company recorded a loss of $0.4 million related to the write-off of the interest accrued but uncollected in the third quarter of 2021, excluding the amount attributable to obligations under participation agreements of $0.1 million.
(3)Amount also included realized loss of $0.3 million related to the TDR transaction described below.

Notes to Unaudited Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$383,044,928	$385,439,932	80.2%	$254,042,847	$255,093,989	60.5%
Preferred equity investments	89,044,637	89,182,058	18.6%	141,590,632	142,002,144	33.6%
Mezzanine loans	10,000,000	10,160,225	2.1%	28,541,279	28,923,140	6.8%
Allowance for loan losses	—	(4,319,563)	(0.9)%	—	(3,738,758)	(0.9)%
Total	$482,089,565	$480,462,652	100.0%	$424,174,758	$422,280,515	100.0%

	September 30, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$212,435,064	$213,199,243	44.4%	$182,698,225	$183,053,751	43.3%
Infill land	79,495,651	79,895,793	16.6%	10,442,567	10,537,512	2.5%
Multifamily	78,724,866	79,265,718	16.5%	150,873,173	151,768,347	35.9%
Hotel - full/select service	56,847,381	57,365,987	11.9%	49,142,809	49,393,251	11.7%
Mixed use	16,586,603	16,586,603	3.5%	16,767,984	16,767,984	4.0%
Student housing	31,000,000	31,468,871	6.5%	3,000,000	3,204,375	0.8%
Industrial	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.7%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.0%
Allowance for loan losses	—	(4,319,563)	(0.9)%	—	(3,738,758)	(0.9)%
Total	$482,089,565	$480,462,652	100.0%	$424,174,758	$422,280,515	100.0%

During the first quarter of 2021, the Company reclassified the property types of collateral on certain loans to multifamily to better reflect the tenant mix of each property. Additionally, the Company categorized hotel properties further to hotel - full/selected service and hotel - extended stay. The prior period amounts have been reclassified to conform to the current period presentation.

	September 30, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$194,558,815	$195,789,977	40.7%	$200,279,688	$200,990,328	47.6%
New York	89,044,637	89,182,058	18.5%	79,187,004	79,310,276	18.8%
Georgia	52,921,315	53,194,876	11.0%	74,116,787	74,505,752	17.6%
Pennsylvania	52,000,000	52,464,277	10.9%	—	—	—%
North Carolina	39,570,042	39,774,232	8.3%	33,242,567	33,438,806	7.9%
Utah	28,000,000	28,308,646	5.9%	—	—	—%
Texas	13,625,000	13,721,970	2.9%	3,848,712	3,887,200	0.9%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.7%
South Carolina	3,000,000	3,160,225	0.7%	3,000,000	3,204,375	0.8%
Washington	2,369,756	2,185,954	0.5%	23,500,000	23,682,536	5.6%
Allowance for loan losses	—	(4,319,563)	(0.9)%	—	(3,738,758)	(0.9)%
Total	$482,089,565	$480,462,652	100.0%	$424,174,758	$422,280,515	100.0%

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

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,040,664	5.2%	1	7,000,000	7,000,000	1.6%
3	13	354,419,928	356,837,523	73.5%	14	323,696,475	325,284,285	76.4%
4	1	58,419,764	58,429,227	12.1%	3	72,861,587	73,079,804	17.2%
5	—	—	—	—%	1	3,848,712	3,887,200	0.9%
Other (1)	3	44,249,873	44,474,801	9.2%	1	16,767,984	16,767,984	3.9%
	19	$482,089,565	484,782,215	100.0%	20	$424,174,758	426,019,273	100.0%
Allowance for loan losses			(4,319,563)				(3,738,758)
Total, net of allowance for loan losses			$480,462,652				$422,280,515
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectibility individually. As of September 30, 2021 and December 31, 2020, the specific allowance for loan losses on these loans were $3.4 million and $2.5 million, respectively, as a result of a decline in the fair value of the collateral.

    As of September 30, 2021, the Company had one loan with a loan risk rating of “4” and no loan with a loan risk rating of “5”, representing a decrease in loans with loan risk ratings of “4” and “5” from those as December 31, 2020, and the Company reversed the previously recorded general allowance for loan losses of $0.4 million for the nine months ended September 30, 2021. Additionally, as of September 30, 2021, the number of loans deemed impaired increased as compared to those as of December 31, 2020, and the Company recorded specific allowance for loan losses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2020, the Company had five loans with a loan risk rating of “4”, and recorded a general allowance for loan losses of $0.04 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.

The following table presents the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Allowance for loan losses, beginning of period	$3,738,758	$—
Provision for loan losses	1,565,245	1,356,737
Charge-offs (1)	(984,440)	—
Recoveries	—	—
Allowance for loan losses, end of period	$4,319,563	$1,356,737
_______________
(1)Amount related to the TDR described below.

As of both September 30, 2021 and December 31, 2020, the Company had one loan that was in maturity default. Additionally, for the three and nine months ended September 30, 2021, the Company suspended interest income accrual of $1.1 million and $2.4 million, respectively, on three loans, because recovery of such income was doubtful. There was no suspension of such interest income for the three and nine months ended September 30, 2020.

Notes to Unaudited Consolidated Financial Statements

Troubled Debt Restructuring

As of September 30, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million. There were no such loans as of December 31, 2020.

Due to financial difficulty resulting from the COVID-19 pandemic, a borrower defaulted on interest payments in May 2020 on a $3.5 million mezzanine loan and the Company subsequently suspended the interest accrual. The Company purchased the senior loan from a third-party lender on September 3, 2021 in order to facilitate a refinancing. Subsequently on September 23, 2021, the senior and mezzanine loans were refinanced and the Company issued a new senior loan with a committed amount of $14.7 million, of which $13.6 million was funded at closing. The concession granted in the refinancing was the forgiveness of principal and accrued interest of $1.3 million on the mezzanine loan, of which $1.0 million was previously recorded as an allowance for loan losses, in addition to $0.4 million of nonaccrual interest. The Company classified the refinancing as TDR as it met all the conditions to be considered TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$18,503,470
Post-modified recorded carrying value (1)	$13,625,000
_______________
(1)As of September 30, 2021, the principal balance of this loan was $13.6 million and the carrying value of this loan, which includes the present value of the exit fee, was $13.7 million. There is no allowance for loan losses recorded for this new senior loan.

Once classified as a TDR, the new senior loan is classified as an impaired loan until it is extinguished and the carrying value is evaluated at each reporting date for collectability based on the fair value of the underlying collateral. Since the fair value of the collateral is greater than the carrying value of the new senior loan, no specific allowance was recorded as of September 30, 2021. For the period ended September 30, 2021, interest income from the new senior loan was $0.2 million.

Note 5. Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“Mavik RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in Mavik RESOF. Mavik RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Mavik RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of Mavik RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC (formerly known as Terra Real Estate Credit Opportunities Fund GP, LLC), which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of September 30, 2021, the Company has fully funded all of its commitment. As of December 31, 2020, the unfunded commitment was $14.1 million.

The Company evaluated its equity interest in Mavik RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in Mavik RESOF is accounted for as an equity method investment. As of September 30, 2021 and December 31, 2020, the Company owned 71.1% and 90.3% of equity interest in Mavik RESOF, respectively. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in MAVIK RESOF was $49.9 million and $36.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded equity income from Mavik RESOF of $1.8 million and $4.6 million, respectively, and received distributions of $5.0 million from Mavik RESOF for both the three and nine months ended September 30, 2021. There was no such equity income recorded or distributions received for the three and nine months ended September 30, 2020.

In connection with the equity investment in Mavik RESOF, the Company paid origination fees to the Manager totaling $0.5 million, to be amortized to equity income on a straight-line basis over the life of Mavik RESOF.

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in Mavik RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2021	December 31, 2020
Investments at fair value (cost of $74,285,158 and $44,174,031, respectively)	$74,891,687	$44,715,979
Other assets	12,074,260	5,331,840
Total assets	86,965,947	50,047,819
Obligations under participation agreement (proceeds of $6,808,000 and $6,295,100, respectively)	6,878,371	6,347,478
Other liabilities	10,755,766	4,204,147
Total liabilities	$17,634,137	$10,551,625
Partners’ capital	$69,331,810	$39,496,194

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total investment income	$3,116,999	$—	$7,857,322	$—
Total expenses	490,011	—	1,505,586	—
Net investment income	2,626,988	—	6,351,736	—
Unrealized appreciation on investments	(80,655)	—	102,328	—
Net increase in partners' capital resulting from operations	$2,546,333	$—	$6,454,064	$—

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

2021 — In September 2021, the Company signed a new lease for the vacant space in the office building. The lease commences on December 1, 2021 and has term of 10 years with an option to extend the lease for 5 years. Additionally, the lease provides for a fixed rental payment plus a percentage rent that is based on 6% of the gross sales of the tenant’s business. The lease also provides a 3% increase in rental payment every year.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,395,430	$—	$13,395,430	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(4,095,015)	47,630,954	51,725,969	(3,125,143)	48,600,826
Tenant improvements	1,854,640	(885,916)	968,724	1,854,640	(670,090)	1,184,550
Furniture and fixtures	236,000	(94,400)	141,600	236,000	(31,467)	204,533
Total real estate	67,212,039	(5,075,331)	62,136,708	67,212,039	(3,826,700)	63,385,339
Lease intangible assets:
In-place lease	14,982,538	(6,849,595)	8,132,943	15,852,232	(6,172,747)	9,679,485
Above-market rent	156,542	(55,594)	100,948	156,542	(42,427)	114,115
Total intangible assets	15,139,080	(6,905,189)	8,233,891	16,008,774	(6,215,174)	9,793,600
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,353,240	(1,401,682)	(3,371,314)	1,702,800	(1,668,514)
Above-market ground lease	(8,896,270)	412,770	(8,483,500)	(8,896,270)	315,008	(8,581,262)
Total intangible liabilities	(11,651,192)	1,766,010	(9,885,182)	(12,267,584)	2,017,808	(10,249,776)
Total real estate	$70,699,927	$(10,214,510)	$60,485,417	$70,953,229	$(8,024,066)	$62,929,163

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Real estate operating revenues:
Lease revenue	$1,805,647	$2,515,678	$5,417,341	$6,359,883
Other operating income	385,531	475,241	1,051,178	1,195,182
Total	$2,191,178	$2,990,919	$6,468,519	$7,555,065
Real estate operating expenses:
Utilities	82,672	58,468	$153,140	$131,498
Real estate taxes	356,350	234,375	1,046,823	700,125
Repairs and maintenances	184,173	119,512	453,391	516,073
Management fees	55,609	50,392	205,915	165,169
Lease expense, including amortization of above-market ground lease (1)	487,163	283,538	1,597,239	850,614
Other operating expenses	98,534	95,423	295,413	293,954
Total	$1,264,501	$841,708	$3,751,921	$2,657,433
_______________
(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate

Notes to Unaudited Consolidated Financial Statements

values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $1.3 million for the nine months ended September 30, 2021 and total real estate operating expenses would have been $3.4 million for the nine months ended September 30, 2021.

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

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at September 30, 2021 are as follows:

Years Ending December 31,	Total
2021 (October 1 through December 31)	$2,341,470
2022	7,504,551
2023	7,746,538
2024	7,995,237
2025	4,517,455
Thereafter	3,864,450
Total	$33,969,701

Notes to Unaudited Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at September 30, 2021, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2021 (October 1 through December 31)	$(84,555)	$515,515	$(32,587)	$398,373
2022	(338,220)	2,062,060	(130,348)	1,593,492
2023	(338,220)	2,062,060	(130,348)	1,593,492
2024	(338,220)	2,062,060	(130,348)	1,593,492
2025	(181,608)	1,431,248	(130,348)	1,119,292
Thereafter	(19,911)	—	(7,929,521)	(7,949,432)
Total	$(1,300,734)	$8,132,943	$(8,483,500)	$(1,651,291)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	September 30, 2021	December 31, 2020
Operating lease
Operating lease right-of-use assets (1)	$27,398,786	$16,105,888
Operating lease liabilities	$27,398,786	$16,105,888

Weighted average remaining lease term — operating lease (years)	65.1	65.8

Weighted average discount rate — operating lease	7.6%	7.9%
_______________
(1)The operating lease ROU assets and liabilities were remeasured at June 30, 2021 based on the new base rent resulting from the ground rent reset.

    The component of lease expense for the ground lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$519,750	$316,125	$1,695,000	$948,375
_______________
(1)The increase in operating lease cost was a result of the ground rent reset described above.

Notes to Unaudited Consolidated Financial Statements

    Supplemental non-cash information related to the ground lease was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,695,000	$948,375

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,695,000	$948,375

    Maturities of operating lease liabilities are as follows:

Years Ending December 31,	Operating Lease
2021 (October 1 through December 31)	$519,750
2022	2,079,000
2023	2,079,000
2024	2,079,000
2025	2,079,000
Thereafter	126,385,875
Total lease payments	135,221,625
Less: Imputed interest	(107,822,839)
Total	$27,398,786

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

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2021 and December 31, 2020, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of September 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	September 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$4,437,855	$—	$—	$4,437,855
Total	$4,437,855	$—	$—	$4,437,855

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,287,500	$—	$—	$1,287,500
Total	$1,287,500	$—	$—	$1,287,500

    The following table presents the activities of the marketable securities for the periods presented.

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$1,287,500	$—
Purchases	6,479,147	6,039,567
Proceeds from sale	(3,328,157)	(6,023,723)
Reclassification of net realized gains on marketable securities into earnings	22,428	1,160,162
Unrealized (losses) gains on marketable securities	(23,063)	28,995
Ending balance	$4,437,855	$1,205,001

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		September 30, 2021			December 31, 2020
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment, net	3	$482,089,565	$484,782,215	$478,397,706	$419,924,758	$421,725,220	$415,113,225
Loans held for investment acquired through participation, net	3	—	—	—	4,250,000	4,294,053	4,293,969
Allowance for loan losses		—	(4,319,563)	—	—	(3,738,758)	—
Total loans		$482,089,565	$480,462,652	$478,397,706	$424,174,758	$422,280,515	$419,407,194
Liabilities:
Term loan payable	3	$93,595,027	$91,633,624	$94,197,966	$107,584,451	$105,245,801	$107,248,555
Unsecured notes payable	1	85,125,000	81,706,136	85,193,100	—	—	—
Obligations under participation agreements	3	105,566,232	106,190,225	105,281,167	71,266,303	71,581,897	70,693,207
Mortgage loan payable	3	32,164,575	32,301,666	32,391,423	44,020,225	44,117,293	44,348,689
Secured borrowing	3	31,477,882	31,525,439	31,169,148	18,281,848	18,187,663	17,037,032
Revolving line of credit payable	3	25,299,713	24,832,405	25,299,713	—	—	—
Total liabilities		$373,228,429	$368,189,495	$373,532,517	$241,152,827	$239,132,654	$239,327,483

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2021 and December 31, 2020 due to their short-term nature.

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2021	Primary Valuation Technique	Unobservable Inputs	September 30, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$478,397,706	Discounted cash flow	Discount rate	4.28%	15.00%	9.19%
Loans held for investment acquired through participation, net	—	Discounted cash flow	Discount rate	0.00%	0.00%	0.00%
Total Level 3 Assets	$478,397,706
Liabilities:
Term loan payable	$94,197,966	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Obligations under Participation Agreements	105,281,167	Discounted cash flow	Discount rate	7.13%	15.00%	11.65%
Mortgage loan payable	32,391,423	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	31,169,148	Discounted cash flow	Discount rate	7.12%	7.12%	7.12%
Revolving line of credit	25,299,713	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$288,339,417

	Fair Value at December 31, 2020	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$415,113,225	Discounted cash flow	Discount rate	5.29%	20.05%	10.38%
Loans held for investment acquired through participation, net	4,293,969	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$419,407,194
Liabilities:
Term loan payable	$107,248,555	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under Participation Agreements	70,693,207	Discounted cash flow	Discount rate	9.75%	20.05%	12.58%
Mortgage loan payable	44,348,689	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	17,037,032	Discounted cash flow	Discount rate	11.25%	11.25%	11.25%
Total Level 3 Liabilities	$239,327,483

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$975,598	$285,205	$1,573,612	$973,423
Asset management fee	1,420,119	1,151,166	3,733,358	3,321,125
Asset servicing fee	311,127	258,860	861,324	746,384
Operating expenses reimbursed to Manager	1,528,223	1,719,767	4,878,050	4,781,831
Disposition fee (2)	342,508	95,889	657,196	391,833
Total	$4,577,575	$3,510,887	$11,703,540	$10,214,596

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2021 and December 31, 2020, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended September 30, 2021 and 2020, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.9 million and $4.0 million, respectively, of which $3.9 million and $1.9 million were returns of capital, respectively. For the nine months ended September 30, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $12.2 million and $17.3 million, respectively, of which $10.7 million and $12.0 million were returns of capital, respectively (Note 11).

Due to Manager

    As of September 30, 2021 and December 31, 2020, approximately $1.9 million and $1.3 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Merger and Issuance of Common Stock to Terra Offshore REIT

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of September 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of December 31, 2020. There were no such purchased participation interests outstanding as of September 30, 2021.

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

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of September 30, 2021 and December 31, 2020:

			Transfers Treated as Obligations Under Participation Agreements as of September 30, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$38,871,218	$39,110,871	80.00%	$31,096,974	$31,237,324
370 Lex Part Deux, LLC (2)	58,419,764	58,429,227	35.00%	20,446,917	20,446,917
BW Property Owner LLC and BW 2 Property Owner LLC (1)(2)(3)	52,000,000	52,464,277	90.38%	47,000,000	47,419,635
RS JZ Driggs, LLC (2)	14,038,270	14,166,228	50.00%	7,022,341	7,086,349
	$163,329,252	$164,170,603		$105,566,232	$106,190,225

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (1)	$32,625,912	$32,877,544	80.00%	$26,100,729	$26,211,548
370 Lex Part Deux, LLC (2)	53,874,507	53,912,363	35.00%	18,856,078	18,856,077
City Gardens 333 LLC (2)	28,303,628	28,307,408	14.00%	3,962,509	3,963,010
Orange Grove Property Investors, LLC (2)(4)	10,600,000	10,701,924	80.00%	8,480,000	8,561,523
RS JZ Driggs, LLC (2)	8,544,513	8,629,929	50.00%	4,272,257	4,314,965
Stonewall Station Mezz LLC (2)(4)	10,442,567	10,537,512	44.00%	4,594,730	4,635,937
The Bristol at Southport, LLC (1)(4)	23,500,000	23,682,536	21.28%	5,000,000	5,038,837
	$167,891,127	$168,649,216		$71,266,303	$71,581,897
________________
(1)Participant is a third-party.
(2)Participant is Terra Fund 6, an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.
(3)The participation interest was transferred to an affiliate and/or a third-party pursuant to a participation agreement in the second quarter of 2021.
(4)The obligation under participation agreement was repaid in 2021.

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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of September 30, 2021 and December 31, 2020:

			Transfers Treated as Secured Borrowing as of September 30, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$45,550,347	$45,813,408	69.11%	$31,477,882	$31,525,439
	$45,550,347	$45,813,408		$31,477,882	$31,525,439

			Transfers Treated as Secured Borrowing as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$26,454,910	$26,407,494	69.11%	$18,281,848	$18,187,663
	$26,454,910	$26,407,494		$18,281,848	$18,187,663

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
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of September 30, 2021, the Company was in compliance with the covenants included in the Indenture.

The table below presents detailed information regarding the unsecured notes payable at September 30, 2021:

	September 30, 2021
	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$81,706,136	$85,193,100
_______________
(1)Amount is net of unamortized issue discount of $2.5 million and unamortized deferred financing costs of $0.9 million.

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of September 30, 2021, the Company is in compliance with these covenants.

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

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of September 30, 2021:

	September 30, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$14,743,638	$14,812,462	$14,868,662	$10,324,046
D-G Acquistion #6, LLC and D-G Quimisa, LLC	8,355,853	8,379,936	8,428,907	5,500,000
606 Fayetteville LLC and 401 E, Lakewood LLC	16,770,042	16,865,626	16,910,927	7,816,840
The Lux Washington, LLC	2,369,756	2,185,954	2,389,495	1,658,827
	$42,239,289	$42,243,978	$42,597,991	$25,299,713

For the nine months ended September 30, 2021, the Company received proceeds from the Revolving Line of Credit of $25.3 million and did not make any repayments.

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

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the “Guaranty”) in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. As of September 30, 2021 and December 31, 2020, the Company is in compliance with these covenants.

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

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of September 30, 2021 and December 31, 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,908,606	$22,929,185	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	52,921,315	53,194,876	52,704,343	31,115,218
AGRE DCP Palm Springs, LLC	43,222,381	43,644,017	43,469,020	23,146,265
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,040,664	18,049,598	10,800,000
University Park Berkeley, LLC	25,815,378	25,988,619	25,934,955	14,853,544
	$162,759,074	$163,776,782	$163,087,101	$93,595,027

	December 31, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,901,294	$22,869,879	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	50,808,453	51,068,554	50,982,247	29,897,848
AGRE DCP Palm Springs, LLC	45,294,097	45,506,051	45,519,030	24,894,939
MSC Fields Peachtree Retreat, LLC	23,308,334	23,437,198	23,428,860	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,456	17,994,495	10,800,000
University Park Berkeley, LLC	23,990,786	24,131,808	24,162,710	14,326,663
	$184,201,670	$185,084,361	$184,957,221	$107,584,451
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of both September 30, 2021 and December 31, 2020, using LIBOR of 0.08% and 0.14%, respectively.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

For the nine months ended September 30, 2021, the Company received proceeds from borrowings under the Term Loan of $2.6 million and made repayment of $16.6 million. As of September 30, 2021, the remaining amount for Committed Advances and discretionary advances was $0.4 million and $6.9 million, respectively.

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

For the nine months ended September 30, 2020, the Company received proceeds from borrowings under the Master Repurchase Agreement of $22.9 million and made repayments of $104.0 million.

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

    For the nine months ended September 30, 2020, the Company received proceeds $35.0 million from borrowings under the Revolving Credit Facility and made repayments of $10.0 million.

Mortgage Loan Payable

    As of September 30, 2021, the Company had a $32.2 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of September 30, 2021 and December 31, 2020:

			September 30, 2021			December 31, 2020
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$32,164,575	$32,301,666	$47,089,987	$44,020,225	$44,117,293	$49,533,733

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2021 are as follows:

Years Ending December 31,	Total
2021 (October 1 through December 31)	201,883
2022	31,962,692
2023	25,299,713
2024	—
2025	93,595,027
Thereafter	85,125,000
236,184,315
Unamortized deferred financing costs	(5,710,484)
Total	$230,473,831

     At September 30, 2021 and December 31, 2020, the unamortized deferred debt issuance costs were $5.7 million and $2.2 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of September 30, 2021 and December 31, 2020, obligations under participation agreements had a carrying value of approximately $106.2 million and $71.6 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $164.2 million and $168.6 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of September 30, 2021 and December 31, 2020, secured borrowing had a carrying value of approximately $31.5 million and $18.2 million, and the carrying value of the loan that is associated with the secured borrowing was $45.8 million and $26.4 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 11.3% and 10.2% as of September 30, 2021 and December 31, 2020, respectively.

Note 10. Commitments and Contingencies

Impact of COVID-19

    The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of September 30, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $80.7 million and $67.9 million as of September 30, 2021 and December 31, 2020, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans.

Unfunded Investment Commitment

As discussed in Note 7, On August 3, 2020, the Company entered into a subscription agreement with Mavik RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in Mavik RESOF. As of September 30, 2021, the commitment was fully funded. As of December 31, 2020, the unfunded investment commitment was $14.1 million, respectively.

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

Note 11. Equity

Earnings Per Share

The following table presents earnings per share for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(727,758)	$2,143,130	$643,567	$5,368,135
Series A preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Net (loss) income allocable to common stock	(731,664)	2,139,224	$631,849	$5,356,417
Weighted-average shares outstanding - basic and diluted	19,487,460	19,487,461	19,487,460	18,586,627
(Loss) earnings per share - basic and diluted	$(0.04)	$0.11	$0.03	$0.29

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2021 and December 31, 2020, there were no Preferred Stock issued or outstanding.

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of September 30, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

    For the three months ended September 30, 2021 and 2020, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.9 million and $4.0 million, respectively, of which $3.9 million and $1.9 million were returns of capital, respectively. For the nine months ended September 30, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $12.2 million and $17.3 million, respectively, of which $10.7 million and $12.0 million were returns of capital, respectively. Additionally, for both the three and nine months ended September 30, 2021 and 2020, the Company made distributions to preferred stockholders of $3,906 and $11,718, respectively.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the one described below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On November 8, 2021, Terra Mortgage Capital III, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement (the “UBS Master Repurchase Agreement”) with UBS AG ( the “Buyer”). The UBS Master Repurchase Agreement provides for advances of up to $195 million in the aggregate, which the Company expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans, where the underlying mortgaged properties consist of value-added assets with loan-to-value ratio between 65% and 80% that are typically yielding between 2.5% and 5.0%.

Advances under the UBS Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 1.60% to 1.85%, and have a maturity date of November 7, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the UBS Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the UBS Master Repurchase Agreement annually thereafter on mutually agreeable terms.

The UBS Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the credit of the underlying assets purchased under the UBS Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”). The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00.

.

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

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

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

    As of September 30, 2021, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 19 loans in ten states with an aggregate net principal balance of $345.0 million, a weighted average coupon rate of 7.4%, a weighted average loan-to-value ratio of 74.1% and a weighted average remaining term to maturity of 1.4 years.

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

    On March 1, 2020, Terra Property Trust 2, Inc. (“Terra Property Trust 2”) merged with and into our company and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”). The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act, and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore REIT on September 30, 2019. As of September 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds. We may pursue such a liquidity transaction as early as 2022, but we cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

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

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	5	14	19	5	19
Principal balance	$92,808,312	$389,281,253	$482,089,565	$137,044,114	$345,045,451
Amortized cost	93,656,356	386,806,296	480,462,652	137,715,664	342,746,988
Fair value	93,571,526	384,826,180	478,397,706	136,450,315	341,947,391
Weighted average coupon rate	12.94%	7.44%	8.50%	11.26%	7.40%
Weighted-average remaining term (years)	1.23	1.12	1.14	0.59	1.36

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020.
(2)As of September 30, 2021 and December 31, 2020, amounts included $162.8 million and $184.2 million of senior mortgages used as collateral for $93.6 million and $107.6 million of borrowings under a term loan, respectively. As of September 30, 2021, amounts also included $42.2 million of senior mortgages used as collateral for $25.3 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of both September 30, 2021 and December 31, 2020, twelve of these loans are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of September 30, 2021 and December 31, 2020, we owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $60.5 million and $62.9 million as of September 30, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $32.2 million and $44.0 million as of September 30, 2021 and December 31, 2020, respectively.

Additionally, as of September 30, 2021 and December 31, 2020, we owned 71.1% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of September 30, 2021 and December 31, 2020, the equity interest had a carrying value of $49.9 million and $36.3 million, respectively.

Portfolio Investment Activity

For the three months ended September 30, 2021 and 2020, we invested $56.5 million and $14.9 million in new and add-on investments and had $37.7 million and $13.2 million of repayments, resulting in net investments of $18.8 million and $1.7 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

For the nine months ended September 30, 2021 and 2020, we invested $85.9 million and $31.7 million in new and add-on investments and had $69.0 million and $34.2 million of repayments, resulting in net investments of $16.9 million and net repayments of $2.5 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	September 30, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$273,470,072	$275,257,534	80.3%	$209,660,270	$210,694,778	63.3%
Preferred equity investments	61,575,379	61,648,792	18.0%	101,019,788	101,267,732	30.5%
Mezzanine loans	10,000,000	10,160,225	3.0%	23,946,549	24,287,203	7.3%
Allowance for loan losses	—	(4,319,563)	(1.3)%	—	(3,738,758)	(1.1)%
Total	$345,045,451	$342,746,988	100.0%	$334,626,607	$332,510,955	100.0%

	September 30, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$160,510,265	$161,226,887	47.1%	$145,560,299	$146,010,011	43.9%
Hotel - full/select service	56,847,381	57,365,987	16.7%	49,142,809	49,393,251	14.9%
Multifamily	40,605,551	40,942,045	11.9%	103,057,678	103,678,464	31.1%
Infill land	32,495,651	32,476,158	9.5%	5,847,837	5,901,575	1.8%
Student housing	31,000,000	31,468,871	9.3%	3,000,000	3,204,375	1.0%
Mixed use	16,586,603	16,586,603	4.8%	16,767,984	16,767,984	5.0%
Industrial	7,000,000	7,000,000	2.0%	7,000,000	7,000,000	2.1%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.3%
Allowance for loan losses	—	(4,319,563)	(1.3)%	—	(3,738,758)	(1.1)%
Total	$345,045,451	$342,746,988	100.0%	$334,626,607	$332,510,955	100.0%

	September 30, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$131,983,959	$133,027,214	38.8%	$143,454,602	$144,066,584	43.3%
New York	61,575,379	61,648,792	18.0%	56,058,669	56,139,234	16.9%
Georgia	52,921,315	53,194,876	15.5%	74,116,787	74,505,752	22.4%
North Carolina	39,570,042	39,774,232	11.6%	28,647,837	28,802,869	8.7%
Utah	28,000,000	28,308,646	8.4%	—	—	—%
Texas	13,625,000	13,721,970	4.0%	3,848,712	3,887,200	1.2%
Massachusetts	7,000,000	7,000,000	2.0%	7,000,000	7,000,000	2.1%
Pennsylvania	5,000,000	5,044,642	1.5%	—	—	—%
South Carolina	3,000,000	3,160,225	0.9%	3,000,000	3,204,375	1.0%
Washington	2,369,756	2,185,954	0.6%	18,500,000	18,643,699	5.5%
Allowance for loan losses	—	(4,319,563)	(1.3)%	—	(3,738,758)	(1.1)%
Total	$345,045,451	$342,746,988	100.0%	$334,626,607	$332,510,955	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues
Interest income	$9,918,763	$9,994,763	$(76,000)	$26,790,178	$29,231,803	$(2,441,625)
Real estate operating revenue	2,191,178	2,990,919	(799,741)	6,468,519	7,555,065	(1,086,546)
Prepayment fee income	190,997	—	190,997	190,997	—	190,997
Other operating income	345,180	76,736	268,444	741,973	417,750	324,223
	12,646,118	13,062,418	(416,300)	34,191,667	37,204,618	(3,012,951)
Operating expenses
Operating expenses reimbursed to Manager	1,528,223	1,719,767	(191,544)	4,878,050	4,781,831	96,219
Asset management fee	1,420,119	1,151,166	268,953	3,733,358	3,321,125	412,233
Asset servicing fee	311,127	258,860	52,267	861,324	746,384	114,940
Provision for loan losses	716,164	42,443	673,721	1,565,245	1,356,737	208,508
Real estate operating expenses	1,264,501	841,708	422,793	3,751,921	2,657,433	1,094,488
Depreciation and amortization	931,725	1,811,266	(879,541)	2,795,173	3,704,254	(909,081)
Professional fees	535,564	407,444	128,120	1,525,915	1,075,303	450,612
Directors fees	36,249	36,250	(1)	108,748	153,750	(45,002)
Other	95,775	72,231	23,544	299,960	404,882	(104,922)
	6,839,447	6,341,135	498,312	19,519,694	18,201,699	1,317,995
Operating income	5,806,671	6,721,283	(914,612)	14,671,973	19,002,919	(4,330,946)
Other income and expenses
Interest expense from obligations under participation agreements	(3,278,294)	(1,975,269)	(1,303,025)	(7,931,176)	(6,358,657)	(1,572,519)
Interest expense on repurchase agreement payable	—	(706,527)	706,527	—	(3,727,466)	3,727,466
Interest expense on mortgage loan payable	(573,687)	(756,509)	182,822	(1,916,696)	(2,256,898)	340,202
Interest expense on revolving line of credit	(223,902)	(463,333)	239,431	(404,399)	(1,238,311)	833,912
Interest expense on term loan payable	(1,653,250)	(476,411)	(1,176,839)	(4,972,200)	(476,411)	(4,495,789)
Interest expense on secured borrowing	(467,957)	(236,632)	(231,325)	(1,102,667)	(446,745)	(655,922)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other income and expenses
Interest expense on unsecured notes payable	(1,409,274)	—	(1,409,274)	(1,746,135)	—	(1,746,135)
Net loss on extinguishment of obligations under participation agreements	—	—	—	—	(319,453)	319,453
Net unrealized (losses) gains on marketable securities	(257,329)	(38,527)	(218,802)	(23,063)	28,995	(52,058)
Income from equity investment in a limited partnership	1,824,825	—	1,824,825	4,563,491	—	4,563,491
Realized loss on loan repayments	(517,989)	—	(517,989)	(517,989)	—	(517,989)
Realized gains on marketable securities	22,428	75,055	(52,627)	22,428	1,160,162	(1,137,734)
	(6,534,429)	(4,578,153)	(1,956,276)	(14,028,406)	(13,634,784)	(393,622)
Net (loss) income	$(727,758)	$2,143,130	(2,870,888)	$643,567	$5,368,135	$(4,724,568)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$472,048,987	8.6%	$422,999,516	9.1%
Obligations under participation agreements and secured borrowing	(135,954,081)	11.4%	(81,547,833)	10.7%
Repurchase agreement payable	—	—%	(68,952,665)	3.9%
Term loan payable	(105,432,234)	5.3%	(31,997,627)	5.3%
Revolving line of credit	(14,284,331)	4.0%	—	—%
Net loans (3)	$216,378,341	8.8%	$240,501,391	10.5%
Senior loans
Gross loans	274,103,005	6.5%	238,098,881	6.7%
Obligations under participation agreements and secured borrowing	(58,354,524)	8.5%	(34,709,039)	9.0%
Repurchase agreement payable	—	—%	(68,952,665)	3.9%
Term loan payable	(105,432,234)	5.3%	(31,997,627)	5.3%
Revolving line of credit	(14,284,331)	4.0%	—	—%
Net loans (3)	$96,031,916	7.1%	$102,439,550	8.3%
Subordinated loans (4)
Gross loans	197,945,982	11.5%	184,900,635	12.2%
Obligations under participation agreements	(77,599,557)	13.6%	(46,838,794)	12.0%
Net loans (3)	$120,346,425	10.2%	$138,061,841	12.2%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$437,583,339	8.5%	$404,720,953	9.2%
Obligations under participation agreements and secured borrowing	(113,149,622)	10.9%	(81,325,808)	11.1%
Repurchase agreement payable	—	—%	(85,999,794)	3.9%
Term loan payable	(106,764,197)	5.3%	(10,743,729)	5.3%
Revolving line of credit	(8,196,644)	4.0%
Net loans (3)	$209,472,876	9.0%	$226,651,622	10.8%
Senior loans
Gross loans	265,609,382	6.5%	213,614,208	6.7%
Obligations under participation agreements and secured borrowing	(52,106,914)	8.5%	(27,176,535)	9.3%
Repurchase agreement payable	—	—%	(85,999,794)	3.9%
Term loan payable	(106,764,197)	5.3%	(10,743,729)	5.3%
Revolving line of credit	(8,196,644)	4.0%	—	—%
Net loans (3)	$98,541,627	6.8%	$89,694,150	12.5%
Subordinated loans (4)
Gross loans	171,973,957	11.6%	191,106,745	12.2%
Obligations under participation agreements	(61,042,708)	12.9%	(54,149,273)	12.1%
Net loans (3)	$110,931,249	10.9%	$136,957,472	12.2%
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

    For the three and nine months ended September 30, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest income decreased by $0.1 million and $2.4 million, respectively, primarily due to the suspension of interest income accrual of $1.1 million and $2.4 million on three loans, because recovery of such income was doubtful. For the three months ended September 30, 2021 as compared to the same period in 2020, the decrease in interest income resulting from the suspension of interest income accrual was partially offset by an increase in interest income resulting from an increase in the weighted average principal balance of gross loans partially offset by a decrease in the weighted average coupon rate on gross loans.

Real Estate Operating Revenue

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, real estate operating revenue decreased by $0.8 million and $1.1 million, respectively, as a result of a lease termination in the third quarter of 2020.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For each of the three and nine months ended September 30, 2021, we received a prepayment fee income of $0.2 million on a loan that the borrower repaid one year before maturity. There was no such prepayment fee income for the three and nine months ended September 30, 2020.

Other Operating Income

For each of the three and nine months ended September 30, 2021 as compared to the same periods in 2020, other operating income increased by $0.3 million, as a result of dividend income earned on the marketable securities we invested in.

Operating Expenses Reimbursed to Manager

Under the terms of the management agreement with the Manager (the “Management Agreement”), we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allowable share of the Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, operating expenses reimbursed to the Manager decreased by $0.2 million as a result of a decrease in the Manager’s overhead costs for the period and increased by $0.1 million as a result of an increase in the Manager’s overhead costs, primarily related to professional fees.

Asset Management Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, asset management fees increased by $0.3 million and $0.4 million, respectively, primarily due to an increase in total funds under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the three and nine months ended September 30, 2021 as compared to the same periods in 2020, asset servicing fees increased by $0.1 million, primarily due to an increase in total funds under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

     As of September 30, 2021, we had one loan with a loan risk rating of “4” and no loan with a loan risk rating of “5”, representing a decrease in loans with loan risk ratings of “4” and “5” from those as December 31, 2020, and as a result we reversed the previously recorded general allowance for loan losses of $0.4 million for the nine months ended September 30, 2021. Additionally, as of September 30, 2021, the number of loans deemed impaired increased as compared to those as of December 31, 2020, and we recorded specific allowance for loan losses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2020, we had five loans with a loan risk rating of “4”, and recorded a general allowance for loan losses of $0.04 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.

Real Estate Operating Expenses

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, real estate operating expenses increased by $0.4 million and $1.1 million, respectively, primarily due to an increase in ground rent expense on the multi-tenant office building resulting from a recent rent reset.

Depreciation and Amortization

For each of the three and nine months ended September 30, 2021 as compared to the same periods in 2020, depreciation and amortization decreased by $0.9 million, primarily due to a lease termination in the third quarter of 2020, at which time we wrote off the related intangible assets and liabilities.

Professional Fees

    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, professional fees increased by $0.1 million and $0.5 million, respectively, primarily due to legal fees incurred in connection with a financing transaction that was terminated.

Other

    For the nine months ended September 30, 2021 as compared to the same period in 2020, other operating expenses decreased by $0.1 million as a result of un-reimbursed transaction-related costs incurred in 2020. There were no such costs incurred in 2021.

Interest Expense from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense from obligations under participation agreements increased by $1.3 million and $1.6 million, respectively, primarily due to an increase in weighted average outstanding principal balance on obligations under participation agreements.

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

    For the three and nine months ended September 30, 2021, there was no interest expense on repurchase agreement payable because the repurchase agreement was terminated on September 3, 2020. For the three and nine months ended September 30, 2020, interest expense on repurchase agreement payable was $0.7 million and $3.7 million, respectively.

Interest Expense on Mortgage Loan Payable

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense on mortgage loan payable decreased by $0.2 million and $0.3 million, respectively, as a result of a decrease in the weighted average amount outstanding.

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

    For both the three and nine months ended September 30, 2021, interest expense on the new revolving line of credit was $0.2 million and $0.4 million. For the three and nine months ended September 30, 2020, interest expense on the old revolving line of credit was $0.5 million and $1.2 million, respectively. The decrease in interest expense on revolving line of credit was due to a decrease in weighted average amount outstanding.

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

For the three and nine months ended September 30, 2021 as compared to the same period in 2020, interest expense on term loan payable increased by $1.2 million and $4.5 million, respectively, as a result of an increase in the weighted average amount outstanding.

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

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense on secured borrowing increased by $0.2 million and $0.7 million, respectively, as a result of an increase in the weighted average amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For the three and nine months ended September 30, 2021, interest expense on unsecured notes payable was $1.4 million and $1.7 million, respectively. There was not such interest expense for the three and nine months ended September 30, 2020 because the notes were not yet issued.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million, which was primarily related to transaction costs incurred in connection with both transactions. There was no such loss recognized for the three and nine months ended September 30, 2021.

Income from Equity Investment in a Limited Partnership

In August 2020, we entered into a subscription agreement whereby the Company committed to fund up to $50.0 million to purchase partnership interest in a limited partnership. As of September 30, 2021, we owned an 71.1% interest in limited partnership and our investment in the limited partnership had a carrying value of $49.9 million.

For the three and nine months ended September 30, 2021, we recognized income from equity investment in a limited partnership of $1.8 million and $4.6 million, respectively. There was no equity income from the limited partnership for the three and nine months ended September 30, 2020 because operations of the limited partnership began in December 2020.

Realized Loss on Repayment of Loans

For the three and nine months ended September 30, 2021, two previously defaulted loans were repaid at a discount and we recognized a net loss on loan repayment of $0.5 million, excluding previously accrued allowance for loan losses of $1.0 million. There was no such loss recognized during the same period in 2020.

Realized Gains on Marketable Securities

For each of the three and nine months ended September 30, 2021, we sold marketable securities and recognized realized gains on marketable securities of less than $0.1 million. For the three and nine months ended September 30, 2020, we sold marketable securities and recognized realized gains on marketable securities of $0.1 million and $1.2 million, respectively.

Net (Loss) Income

    For the three months ended September 30, 2021, the resulting net loss was $0.7 million, compared to net income of $2.1 million for the same period in 2020. For the nine months ended September 30, 2021 as compared to the same period in 2020, the resulting net income decreased by $4.7 million.

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

    Obligations under participation agreements totaling $105.6 million and secured borrowing of $31.5 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $60.0 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $32.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of September 30, 2021, the amount outstanding under the indenture and credit agreement was $93.6 million.

    On March 12, 2021, we entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of September 30, 2021, the Revolving Line of Credit had an outstanding balance of $25.3 million.

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us. We expect to use the net proceeds from the notes issuance to make new investments as well as for general corporate purposes.

Cash Flows From Operating Activities

    For the nine months ended September 30, 2021 as compared to the same period in 2020, cash flows from operating activities decreased by $11.4 million, primarily due to a decrease in contractual interest income, payment for real estate tax on our operating real estate as well as payment for additional ground rent as a result of the rent reset.

Cash Flows Used In Investing Activities

    For the nine months ended September 30, 2021, cash flows used in investing activities were $74.4 million, primarily related to origination and purchase of loans of $163.5 million, purchase of partnership interest in a limited partnership of $14.1 million and purchase of marketable securities of $6.5 million, partially offset by proceeds from repayments of loans of $105.9 million and proceeds from sale of marketable securities of $3.3 million.

    For the nine months ended September 30, 2020, cash flows used in investing activities were $57.1 million, primarily related to origination and purchase of loans of $85.8 million and the purchase of marketable securities of $6.0 million, partially offset by proceeds from repayments of loans of $28.7 million and proceeds from sale of marketable securities of $6.0 million.

Cash Flows From Financing Activities

    For the nine months ended September 30, 2021, cash flows from financing activities were $112.8 million, primarily due to proceeds from issuance of unsecured notes payable, net of discount, of $82.5 million, proceeds from obligations under participation agreements and secured borrowing of $70.3 million and proceeds from borrowings under the term loan and revolving line of credit of $27.9 million. These cash inflows were partially offset by repayments on obligations under participation agreements of $23.6 million, distributions paid of $12.2 million, payment of mortgage principal of $11.9 million, repayment on borrowings under the term loan of $16.6 million, an decrease in interest reserve and other deposits hold on investments of $1.9 million and payment for deferred financing costs of $1.7 million.

    For the nine months ended September 30, 2020, cash flows from financing activities were $93.9 million, primarily due to proceeds from borrowings under revolving credit facility of $35.0 million, proceeds from obligations under participation agreements and secured borrowing of $35.4 million, proceeds from borrowings under our repurchase agreement of $22.9 million, cash acquired from Terra Property Trust 2 of $16.9 million, cash contributed by Terra Offshore Funds of $8.6 million and an increase in interest reserve and other deposits held on investments of $7.5 million, partially offset by distributions paid of $17.3 million, repayment of borrowings under revolving credit facility of $10.0 million, payment for repurchase of common stock of $3.6 million and repayments on obligations under participation agreements of $0.6 million. Additionally, we replaced the repurchase agreement with an indenture and credit agreement, and received proceeds from borrowings under the indenture and credit agreement of $105.9 million and made repayments for borrowings under the repurchase agreement of $104.0 million, and made payments for financing costs of $2.3 million.

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

Contractual Obligations

    The following table provides a summary of our contractual obligations at September 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$105,566,232	$105,566,232	$—	$—	$—
Secured borrowing — principal (1)	31,477,882	31,477,882	—	—	—
Mortgage loan payable — principal (2)	32,164,575	32,164,575	—	—	—
Term loan payable — principal (3)	93,595,027	—	44,795,218	48,799,809	—
Unsecured notes payable — principal (4)	85,125,000	—	—	85,125,000	—
Revolving Line of Credit payable — principal (5)	25,299,713	—	25,299,713	—	—
Interest on borrowings (6)	53,578,703	23,197,066	20,270,912	10,110,725	—
Unfunded lending commitments (7)	80,682,850	59,979,762	18,800,458	1,902,630	—
Ground lease commitment (8)	135,221,625	2,079,000	4,158,000	4,158,000	124,826,625
	$642,711,607	$254,464,517	$113,324,301	$150,096,164	$124,826,625
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
(3)Amount excludes unamortized deferred financing costs of $2.0 million.
(4)Amount excludes unamortized debt insurance costs of $3.4 million.
(5)Amount excludes unamortized deferred financing costs of $0.5 million.

(6)Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(7)Certain of our loans provide for a commitment to fund the borrower at a future date. As of September 30, 2021, we had nine of such loans with total funding commitments of $305.4 million, of which $224.7 million had been funded.
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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$975,598	$285,205	$1,573,612	$973,423
Asset management fee	1,420,119	1,151,166	3,733,358	3,321,125
Asset servicing fee	311,127	258,860	861,324	746,384
Operating expenses reimbursed to Manager	1,528,223	1,719,767	4,878,050	4,781,831
Disposition fee (2)	342,508	95,889	657,196	391,833
Total	$4,577,575	$3,510,887	$11,703,540	$10,214,596
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

    As of September 30, 2021, the principal balance of our participation obligations totaled $105.6 million, consisting of $48.5 million in participation obligations to Terra Fund 6 and $57.1 million in participation obligations to third-parties. Additionally, as of September 30, 2021, the principal balance of our secured borrowing was $31.5 million.

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

    For the three and nine months ended September 30, 2021, the weighted average outstanding principal balance on obligations under participation agreements was approximately $136.0 million and $113.1 million, and the weighted average interest rate was approximately 11.4% and 10.9%, respectively, compared to weighted average outstanding principal balance of approximately $81.5 million and $81.3 million, and weighted average interest rate of approximately 10.7% 11.1% for the three and nine months ended September 30, 2020, respectively.

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

    As of September 30, 2021, we had 14 investments with an aggregate principal balance of $326.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $1.3 million.

    Additionally, we had $32.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building, $93.6 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $162.8 million of first mortgages, and a revolving line of credit with an outstanding balance of $25.3 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by a first mortgage of $42.2 million. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.2 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
UBS Repurchase Agreement

On November 8, 2021, Terra Mortgage Capital III, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement (the “UBS Master Repurchase Agreement”) with UBS AG ( the “Buyer”). The UBS Master Repurchase Agreement provides for advances of up to $195 million in the aggregate, which the Company expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans, where the underlying mortgaged properties consist of value-added assets with loan-to-value ratio between 65% and 80% that are typically yielding between 2.5% and 5.0%.

Advances under the UBS Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 1.60% to 1.85%, and have a maturity date of November 7, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the UBS Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the UBS Master Repurchase Agreement annually thereafter on mutually agreeable terms.

The UBS Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the credit of the underlying assets purchased under the UBS Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”). The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00.

Director Resignation

On November 10, 2021, Andrew M. Axelrod informed the Company’s board of directors that he would resign as a director effective immediately. Mr. Axelrod’s decision to resign did not involve any disagreement with the Company, the Company’s management or the Company’s board of directors.

Following Mr. Axelrod’s resignation, on November 10, 2021, the Company’s board of directors designated Vikram S. Uppal to act as Chairman of the Company’s board of directors and approved a decrease in the size of the Company’s board of directors from four directors to three directors.

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

Date: November 12, 2021

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)