Form 10-K
period 2021-12-31
Terra Property Trust, Inc.
filed 2022-03-11
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40496
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2022, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
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

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners;

•“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, an subsidiary of Terra Capital Advisors;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC or Terra Fund 4); “Terra Fund 5” refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “TIFI” refers to Terra Income Fund International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., formerly a subsidiary of Terra Fund 7; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P. (formerly known as Terra Real Estate Credit Opportunities Fund, L.P.); “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a subsidiary of RESOF;

•“Terra Fund Advisors” refers to Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners, and the manager of Terra Fund 5;

•“Terra Funds” refer to Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and Terra Fund 5, collectively;

•“Terra Income Advisors” refers to Terra Income Advisors, LLC, an affiliate of Terra Capital Partners;

•“Terra Income Advisors 2” refers to Terra Income Advisors 2, LLC, an affiliate of Terra Capital Partners; and

•“Terra REIT Advisors” or our “Manager” refers to Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners and our external manager.

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

•the potential negative impacts of a novel coronavirus (“COVID-19”) on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; our Manager; Terra Capital Partners; Terra Fund 6; Terra Fund 7, Terra 5 International, TIFI, Terra Offshore REIT, RESOF; or any of their affiliates;

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 pandemic), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Risk Factors.”

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

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•Our investments are selected by our Manager and our investors will not have input into investment decisions.
•If our Manager underestimates the borrower’s credit analysis or originates loans by using an exception to its loan underwriting guidelines, we may experience losses.
•Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, commercial mortgage-backed securities (“CMBS”) and other real-estate debt or equity assets and the availability and yield on our targeted assets.
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
•Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which may hinder their ability to achieve our objectives or result in loss of our qualification as a REIT.

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

Risks Related to Our Qualification as a REIT

•Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for principal and interest payments on the notes.
•REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
•Complying with the REIT requirements may force us to liquidate or forego otherwise attractive investments.

v

PART I
Item 1. Business.

Overview

    We are a real estate credit focused company that originates, structures, funds and manages commercial real estate credit investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans in this size range are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily through regular distributions. There can be no assurances that we will be successful in meeting our investment objective.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2021, our portfolio included underlying properties located in 21 markets, across nine states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We believe that compelling opportunities for us will emerge as a result of the economic downturn caused by the ongoing COVID-19 pandemic. While the COVID-19 pandemic has had a demonstrable effect on employment, the economy and the public’s morale, its impact on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders like us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

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

    On March 1, 2020, Terra Property Trust 2 merged with and into our company, and we continued as the surviving corporation (the “Merger”). In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. Subsequent to the Merger, Terra Fund 5 and Terra Fund 7 contributed their shares of our common stock to Terra JV in exchange for ownership interest in Terra JV. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”). As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
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

Our Manager, MAVIK Capital Management, LP and Terra Capital Partners

    We are externally managed by our Manager, which is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and is a subsidiary of Terra Capital Partners.

On April 1, 2021, MAVIK Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). As part of the Recapitalization, a private fund managed by a division of a publicly-traded alternative asset manager, acquired a passive interest consisting of “non-voting securities,” as that term is defined under the 1940 Act, in Mavik.

Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management L.P. (“Axar Capital Management”) and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.

Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 19-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2021 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.5 million square feet of industrial properties, 5,058 hotel rooms and 27,925 apartment units. The value of the properties underlying this capital was approximately $10.6 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

Our Investment Strategy

    We focus on providing commercial real estate loans to creditworthy borrowers and seek to generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital.

    As part of our investment strategy, we:

•target middle market loans of approximately $10 million to $50 million;

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

Our Financing Strategy

    We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which currently consists of unsecured notes payable, borrowings under first mortgage financings, a revolving line of credit, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    As of December 31, 2021, we had outstanding indebtedness, consisting of borrowings under a mortgage loan of $32.0 million, unsecured notes payable of $85.1 million, the term loan of $93.8 million, a line of credit of $38.6 million and the repurchase agreement of $44.6 million. As of December 31, 2021, the amount remaining available under the line of credit and the repurchase agreement was $36.4 million and $150.4 million, respectively.

    Additionally, as of December 31, 2021, we had obligations under participation agreements and secured borrowing with an aggregate outstanding principal amount of $76.6 million. However, we do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With our larger size and enhanced access to capital and capital flexibility, our company expects to deemphasize our use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

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

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2021, we owned three mezzanine loans with a total net principal amount of $17.4 million, which constituted 4.3% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2021, we owned three preferred equity investments with a total net principal amount of $63.4 million, which constituted 15.7% of our net loan investment portfolio.

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

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2021, we owned 14 first mortgage loans with a total net principal amount of $310.9 million, which constituted 77.0% of our net loan investment portfolio. As of December 31, 2021, we used $163.1 million of senior mortgage loans as collateral for $93.8 million of borrowings under a term loan; $60.1 million of senior mortgage loans as collateral for $38.6 million of borrowings under a revolving line of credit and $67.4 million of senior mortgage loans as collateral for $44.6 million of borrowings under a repurchase agreement.

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

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2021, we did not own any B-notes.

    Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2021, we did not own any equity participations.

    Other Real Estate-Related Investments. We may invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2021, we owned a 50.0% equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. Additionally, we owned equity interests in two joint ventures that invest in real estate properties. We also owned a credit facility that is collateralized by underlying commercial real estate assets. These equity interests had a total carrying value of $69.7 million and the credit facility had a net principal balance of $11.8 million as of December 31, 2021.

Operating Real Estate
    From time to time, we may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, we acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, we acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2021, the office building and the development parcel had a carrying value of $56.1 million, and the mortgage loan payable encumbering the office building had a principal amount of $32.0 million.
Investment Guidelines

    Our board of directors has adopted investment guidelines, which may be amended from time to time, that set forth certain criteria for the Manger to use when evaluating specific investment opportunities as well as our overall portfolio composition. Our board of directors will review the Manager’s compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of our quarterly results by our board of directors.

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

Disposition Policies

    The period we hold our investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager has developed a well-defined exit strategy for each of our investments. Our Manager continually performs a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to our stockholders. Economic and market conditions may influence us to hold investments for longer or shorter periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. We intend to make any such dispositions in a manner consistent with our qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

    We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future.

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

Emerging Growth Company Status

    We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, but we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Employees; Staffing; Human Capital

    We are supervised by our board of directors consisting of four directors. We have entered into a management agreement (“Management Agreement”) with our Manager pursuant to which certain services are provided by our Manager and paid for by us. Our Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report on Form 10-K.

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports and other information with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.terrapropertytrust.com. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive offices.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

    Before making an investment decision, you should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K.The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our results of operations, financial condition and cash flows could be materially adversely affected. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

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

    As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds. We may pursue such a liquidity transaction as early as this year, but we cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction. If we complete an alternative liquidity transaction that involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, you will subject to the following additional risks:

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

    Our board of directors has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

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

    Our Manager is a subsidiary of Terra Capital Partners, On April 1, 2021, Mavik, an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik. Terra Fund 5 and Terra Fund 7 are managed by Terra Fund Advisors, which is 51% owned by Bruce Batkin, Dan Cooperman and Simon Mildé and 49% owned by an affiliate of Axar Capital Management. On March 2, 2020, we, Terra Fund 5, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which Terra Fund 5 assigned its rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains our external manager, Terra REIT Advisors will have the right to nominate two individuals to serve as our directors and, until Terra JV no longer holds at least 10% of our outstanding shares of common stock, Terra JV will have the right to nominate one individual to serve as one of our director. Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that Terra Fund 5 vote all shares of our common stock directly or indirectly owned by Terra Fund 5 in accordance with the recommendations made by our board of directors.

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

For the years ended December 31, 2021 and 2020, our board of directors declared total cash distributions of $0.88 and $1.16 per share, respectively, that were paid monthly in the same period in which each was declared.
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

Risks Related to Our Business

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; inflation; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, including events such as the United Kingdom’s exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the real estate-related loans and other assets we originate or acquire may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and cash flows.

Our investments are selected by our Manager and our investors will not have input into investment decisions.

Pursuant to the terms of the Management Agreement, our Manager is responsible for, among other services, managing the investment and reinvestment of our assets, subject to the oversight and supervision of our board of directors. Our investors will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in us, as we may make investments with which you may not agree. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on our results of operations, financial condition and cash flows. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager will uncover all relevant facts or that any particular investment will be successful.

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

Our Manager values our real estate-related loans based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the loans, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

Further, from time to time and in the ordinary course of business, our Manager may make exceptions to our predetermined loan underwriting guidelines. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Deficiencies in appraisal quality in the mortgage loan origination process may result in increased principal loss severity.

During the loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective loan. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the loans, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Our Manager utilizes analytical models and data in connection with the valuation of our real estate-related loans and other commercial real estate assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process our Manager uses detailed proprietary models, including loan level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, our Manager uses information, models and data supplied by third parties. Models and data are used to value potential targeted assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy certain targeted assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. If any of the aforementioned occur, such event could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income, which may have a material adverse effect on our results of operations, financial condition and cash flows.

The expected discontinuance of the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.

In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”) announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. Such announcement indicates that market participants cannot rely on LIBOR being published after June 30, 2023.

The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR.

Certain of our indebtedness, including the term loan, the repurchase agreement, the mortgage loan payable and the revolving line of credit, as well as certain of our floating rate loan assets, are, and other future financings may be, linked to LIBOR. We are not able to predict when LIBOR will cease to be available; however, we expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA’s proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a higher interest rate being paid by us on our borrowings and a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets.

Potential changes, or uncertainty related to such potential changes, may also adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our portfolio, or the cost of our borrowings. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and our cash flows.

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

We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our results of operations, financial condition and cash flows. Also, as a result of this competition, desirable investments in our targeted assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our results of operations, financial condition and cash flows. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

Our loans are concentrated in California, New York, Georgia, North Carolina and Utah representing approximately 46.4%, 15.7%, 13.2%, 11.0% and 6.9% of our net loan portfolio as of December 31, 2021, respectively. Additionally, we own multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, our loans are concentrated in office, multifamily and hotel property types representing approximately 41.1%, 18.1% and 14.1% of our net loan portfolio as of December 31, 2021, respectively. As a result, a downturn in any particular industry in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions (as a result of the COVID-19 pandemic or otherwise), a material portion of our investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

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

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

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

If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower, which in turn may have an adverse effect on our results of operations, financial condition and cash flows.

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

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to such loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is fully satisfied. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our investments in B-notes are generally subject to losses. The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we originate or acquire, subordinate interests referred to as B-notes. B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the A-note owners. In addition, our rights to control the process following a borrower default may be subject to the rights of A-note owners whose interests may not be aligned with ours. B-notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-note investment. Significant losses related to our B-notes would result in operating losses for us, which in turn may have a material adverse effect on our results of operations, financial condition an cash flows.

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

Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on results of operations, financial condition and cash flows.

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

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could have an adverse effect on our results of operations, financial condition and cash flows. results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, our board of directors and our audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and our Manager and the measures our Manager is taking to mitigate such risks. In addition to such periodic reports, our board of directors and our audit committee receive updates from management as to changes to our and our Manager’s and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to Regulation

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we invest and could materially increase our cost of doing business.

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originator of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the commercial loan market. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could have a material adverse effect on our results of operations, financial condition and cash flows.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we may be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material adverse effect on our results of operations, financial condition and cash flows.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, former President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, the Congress passed, and former President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA relaxed or eliminated so-called “enhanced regulation” of banks falling into certain ranges of asset value and impacts the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxed (or eliminated) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.

The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the ongoing COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance (“ESG”) matters, consumer financial protection and infrastructure.

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

Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under a Biden Administration and Democratic Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our business. In addition, failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may have a material adverse effect on our results of operations, financial condition and cash flows.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

We are subject to Financial Accounting Standards Board (“FASB”) interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the origination, acquisition and sales or securitization of mortgage loans, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our loans, the likelihood of repayment in full at the maturity of a loan, potential for a loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our investors.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make an investment in us less attractive to investors. In particular, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period, and (iv) the end of the year in which the five-year anniversary of the initial public offering of our common stock occurs in the future, if applicable. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

To the extent we take advantage of some or all of the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, an investment in our company may be less attractive to investors.

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

In addition, certain of the properties underlying our loans may be located in areas that are more susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to the properties. If we or our borrowers experience a loss, due to such natural disasters or other relevant factors, that is uninsured or that exceeds policy limits, we could incur significant costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We and certain of our subsidiaries may from time to time rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC, and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than 20 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

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

Although we monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exclusion from registration as an investment company. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, and legal proceedings could be instituted against us. In addition, our contracts may be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Management and Our Relationship With Our Manager

We rely entirely on the management team and employees of our Manager for our day-to-day operations.

We have no employees and do not intend to have employees in the future. We rely entirely on the management team and employees of our Manager for our day-to-day operations, and our Manager has significant discretion as to the implementation of our operating policies and strategies. Our success depends substantially on the efforts and abilities of the management team of our Manager, including Messrs. Uppal, Pinkus and Cooperman, and our Manager’s debt finance professionals. The loss of any of such individuals could have a material adverse effect on our results of operations, financial condition and cash flows

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and its affiliates.

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

We rely on our officers and the officers of our Manager, including Messrs. Uppal, Pinkus and Cooperman, and the other debt finance professionals of our Manager to identify suitable investments. Certain other companies managed by our Manager or its affiliates also rely on many of these same professionals. These funds have similar investment objectives as we do. Many investment opportunities that are suitable for us may also be suitable for other affiliates advised by our Manager.

When our officers or the officers of our Manager identify an investment opportunity that may be suitable for us as well as an affiliated entity, they, in their sole discretion, will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds. As a result, our officers or the officers of our Manager could direct attractive investment opportunities to other affiliated entities or investors. Such events could result in our acquiring investments that provide less attractive returns, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Our Manager, our officers and the debt finance professionals assembled by our Manager will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We will rely on our Manager, its officers and on the debt finance professionals that our Manager retains to provide services to us for the day-to-day operation of our business. Messrs. Uppal, Pinkus and Cooperman are executive officers of our Manager as well as certain other funds managed by our Manager or its affiliates. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Uppal, Pinkus and Cooperman face conflicts of interest in allocating their time between us and other Terra Capital Partners-sponsored programs and other business activities in which they are involved. Should our Manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, may decline, which in turn could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to the base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. We would be required to pay the Manager the base management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period.

We cannot predict the amounts of compensation to be paid to the Manager.

Because the fees that we pay to the Manager are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay our Manager. In addition, because key employees of our Manager are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to our Manager reduce funds available for payment of distributions to our stockholders and principal and interest payments on our outstanding indebtedness. Because we cannot predict the amount of fees due our Manager, we cannot predict how precisely such fees will impact such payments.

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

We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under our borrowings, including under the term loan, the unsecured notes, the repurchase agreement and the revolving line of credit, we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Depending on market conditions, additional borrowings may include credit facilities, senior notes (including both a reopening of the unsecured notes or the issuance of a new series), repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce our net income. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. Any reduction in our ability to make principal and interest payments on our debt obligations, including the term loan, the unsecured notes and the revolving line of credit, may have a material adverse effect on our results of operations, financial condition and cash flows.

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our investors. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

We may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use additional credit facilities, senior notes (including both a reopening of the unsecured notes or the issuance of a new series), term loans, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDOs”), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of our portfolio to finance our real estate-related loans on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance (“UPB”). Significant repurchase activity could have a material adverse effect on our results of operations, financial condition and cash flows.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.

Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect our financial condition and our ability to pay dividends. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default, including a cross-default, and acceleration of certain of our indebtedness. Accelerating repayment and terminating the agreements will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to make principal and interest payments on our debt obligations. Any failure to make payments when due or upon acceleration could result in the foreclosure upon our assets by our lenders.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and cash flows. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, senior notes, term loans and repurchase agreements, and other financings, as part of our operating strategy. Our use of financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-

term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

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

The dislocations in the mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may have a material adverse effect on our results of operations, financial condition and cash flows.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which would reduce our net income and, in turn, have a material adverse effect on our results of operations, financial condition and cash flows.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Risks Related to Our Organization and Structure

Our rights to take action against our directors and officers are limited.

Our charter limits the liability of our present and former directors and officers to us for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us for money damages other than liability resulting from:

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

Our ownership limitations may restrict our change of control or business combination opportunities.

In order for us to qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). To assist us in preserving our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% by value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, the outstanding shares of any class or series of our preferred stock or the aggregate outstanding shares of all classes and series of our capital stock. These ownership limits could have the effect of discouraging a takeover or other transaction.

Risks Related to Our Qualification as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief, we would be required to pay U.S. federal income tax, including applicable state and local taxes, on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making principal and interest payments on our outstanding indebtedness in order to pay our taxes. Our payment of income tax would reduce significantly the amount of operating cash flow available for principal and interest payments on our indebtedness and distributions to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

Differences in timing between our recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans before we receive any payments of interest or principal on such assets. We generally are required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to our loans earlier than would be the case under the otherwise applicable tax rules. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce cash available for principal and interest payments on our outstanding indebtedness or distributions to our stockholders. In addition, we will be subject to a 100% tax on gains derived from the disposition of dealer property or inventory. In order to meet the REIT qualification requirements, we may hold some of our assets or engage in certain activities that would otherwise be nonqualifying for REIT purposes through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. In addition, although the Merger was intended to be treated as a tax-free reorganization for U.S. federal income tax purposes, if the Merger is determined not to have qualified for such tax-free treatment, or if Terra Property Trust 2 is determined to have failed to qualify as a REIT, we could be subject to additional tax liabilities. In addition, we would inherit any liability with respect to unpaid taxes of Terra Property Trust 2 for any periods prior to the Merger for which Terra Property Trust 2 did not qualify as a REIT. Any resulting taxes would decrease the cash available for distributions to our stockholders.

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

As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments. These actions could have the effect of reducing our income, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The U.S. federal income tax laws and regulations governing REITs and their investors, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our investors may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in us.

Prospective investors are urged to consult with their tax advisors regarding the potential effects of legislative, regulatory or administrative developments on an investment in our company.

Your investment has various U.S. federal tax risks.

An investment in us involves complex U.S. federal, state and local income tax considerations that will differ for each investor. Prospective investors should consult with their tax advisors regarding the U.S. federal, state, local and foreign income and other tax consequences applicable to an investment in us.

General Risk Factors

The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. The ongoing COVID-19 pandemic has severely disrupted global economic activity and financial markets, which could worsen. The global impact of the outbreak has continued to rapidly evolve and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results.

As a result of a significant portion of our investments being in preferred equity of entities that own, mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, the ongoing COVID-19 pandemic will impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results.

The world-wide economic downturn resulting from the COVID-19 pandemic could negatively impact our investments and operations, as well as our ability to make distributions to our stockholders and principal and interest payments on our indebtedness. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the future rate of occurrence or mutation of COVID-19, continuation of or changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, the rollout of vaccine distribution has encountered significant delays, and there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered. In addition, the level of resistance that new strains of COVID-19 have to the existing vaccines, if any, and the overall percentage of the population able and willing to receive the vaccination, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our performance, financial condition, results of operations and cash flows. Any other pandemics or similar events in the future could also similarly have a material adverse effect on our investments and operations, as well as our ability to make distributions to our stockholders and principal and interest payments on our indebtedness.

Future recessions, downturns, disruptions or instability could have a materially adverse effect on our results of operations, financial condition and cash flows.

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

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our shares of common stock. As of March 11, 2022, we had 19,487,460 shares of common stock outstanding held by two investors. As of March 11, 2022, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.

Overview

    We are a real estate credit focused company that originates, structures, funds and manages commercial real estate credit investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans in this size range are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily through regular distributions. There can be no assurances that we will be successful in meeting our investment objective.

    As of December 31, 2021, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 21 loans in nine states with an aggregate net principal balance of $403.6 million, a weighted average coupon rate of 7.4%, a weighted average loan-to-value ratio of 74.1% and a weighted average remaining term to maturity of 1.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2021, our portfolio included underlying properties located in 21 markets, across nine states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

    On March 1, 2020, Terra Property Trust 2 merged with and into our company, and we continued as the surviving corporation. In connection with the Merger, we issued 2,116,785.76 shares of our common stock to Terra Fund 7, the sole stockholder of Terra Property Trust 2, in exchange for the settlement of $17.7 million of participation interests in loans held by us, cash of $16.9 million and other working capital. In addition, on March 2, 2020, we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital. The shares of common stock were issued in private placements in reliance on Section 4(a)(2) under the Securities Act, and the rules and regulations promulgated thereunder. We consummated these transactions with the objective of increasing the size and scale of our loan portfolio, further strengthening our balance sheet and positioning us for future growth. On April 29, 2020, we repurchased the 212,691 shares of common stock we had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.
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
Recent Developments

    The COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of December 31, 2021 and 2020:

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of December 31, 2021 and 2020.
(2)As of December 31, 2021 and 2020, amounts included $163.1 million and $184.2 million of senior mortgages used as collateral for $93.8 million and $107.6 million of borrowings under a term loan, respectively. As of December 31, 2021, amounts also included $60.1 million of senior mortgages used as collateral for $38.6 million of borrowings under a revolving line of credit and $67.4 million of senior mortgages used as collateral for $44.6 million of borrowings under a repurchase agreement. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%. Borrowings under the repurchase agreement bears interest at an annual rate of LIBOR plus an applicable spread which ranges from 1.60% to 1.85%.

(3)As of December 31, 2021 and 2020, thirteen and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to our net loan portfolio, as of December 31, 2021 and 2020, we owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $56.1 million and $62.9 million as of December 31, 2021 and 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $32.0 million and $44.0 million as of December 31, 2021 and 2020, respectively.

Additionally, as of December 31, 2021 and 2020, we owned 50.0% and 90.3%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2021, we purchased equity interests in two joint ventures. As of December 31, 2021 and 2020, these equity interests had total carrying value of $69.7 million and $36.3 million, respectively.

Portfolio Investment Activity

For the years ended December 31, 2021 and 2020, we invested $117.3 million and $48.2 million in new and add-on investments and had $85.1 million and $31.3 million of repayments, resulting in net investments of $32.5 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreement and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	December 31, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$310,933,350	$313,515,326	79.8%	$209,660,270	$210,694,778	63.3%
Preferred equity investments	63,441,546	63,515,633	16.2%	101,019,788	101,267,732	30.5%
Mezzanine loans	17,444,357	17,622,804	4.5%	23,946,549	24,287,203	7.3%
Credit facility	11,762,500	11,859,876	3.0%	—	—	—%
Allowance for loan losses	—	(13,658,481)	(3.5)%	—	(3,738,758)	(1.1)%
Total	$403,581,753	$392,855,158	100.0%	$334,626,607	$332,510,955	100.0%

	December 31, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$166,071,342	$166,836,320	42.5%	$145,560,299	$146,010,011	43.9%
Multifamily	72,999,417	73,955,240	18.8%	103,057,678	103,678,464	31.1%
Hotel - full/select service	56,847,381	57,395,682	14.6%	49,142,809	49,393,251	14.9%
Student housing	31,000,000	31,565,670	8.0%	3,000,000	3,204,375	1.0%
Infill land	28,960,455	28,923,827	7.4%	5,847,837	5,901,575	1.8%
Mixed use	28,940,658	28,977,024	7.4%	16,767,984	16,767,984	5.0%
Industrial	18,762,500	18,859,876	4.8%	7,000,000	7,000,000	2.1%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.3%
Allowance for loan losses	—	(13,658,481)	(3.5)%	—	(3,738,758)	(1.1)%
Total	$403,581,753	$392,855,158	100.0%	$334,626,607	$332,510,955	100.0%

	December 31, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$187,209,547	$189,082,380	48.1%	$143,454,602	$144,066,584	43.3%
New York	63,441,546	63,515,633	16.2%	56,058,669	56,139,234	16.9%
Georgia	53,289,288	53,536,884	13.6%	74,116,787	74,505,752	22.4%
North Carolina	44,492,971	44,704,699	11.4%	28,647,837	28,802,869	8.7%
Utah	28,000,000	28,420,056	7.2%	—	—	—%
Texas	13,625,000	13,725,690	3.5%	3,848,712	3,887,200	1.2%
Massachusetts	7,000,000	7,000,000	1.8%	7,000,000	7,000,000	2.1%
Washington	3,523,401	3,382,683	0.9%	18,500,000	18,643,699	5.5%
South Carolina	3,000,000	3,145,614	0.8%	3,000,000	3,204,375	1.0%
Allowance for loan losses	—	(13,658,481)	(3.5)%	—	(3,738,758)	(1.1)%
Total	$403,581,753	$392,855,158	100.0%	$334,626,607	$332,510,955	100.0%

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

    The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. While the economy has improved significantly, macroeconomic trends associated with COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.

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

Interest Rate Risk

    Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to slow; and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

    Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to increase; and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Real Estate Risk

    The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters; and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Use of Leverage

    We deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, term loans, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Market Risk

    Our loans are highly illiquid, and there is no assurance that we will achieve our investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of our loans may be difficult, as there generally will be no established markets for these loans.

Results of Operations
    The following table presents the comparative results of our operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
Revenues
Interest income	$36,743,470	$39,392,209	$(2,648,739)
Real estate operating revenue	8,894,991	10,423,563	(1,528,572)
Prepayment fee income	190,997	—	190,997
Other operating income	855,799	505,116	350,683
	46,685,257	50,320,888	(3,635,631)
Operating expenses
Operating expenses reimbursed to Manager	6,916,371	6,041,075	875,296
Asset management fee	5,134,149	4,480,706	653,443
Asset servicing fee	1,181,924	1,008,256	173,668
Provision for loan losses	10,904,163	3,738,758	7,165,405
Real estate operating expenses	5,003,893	4,505,119	498,774
Depreciation and amortization	3,989,114	4,635,980	(646,866)
Impairment charge	3,395,430	—	3,395,430
Professional fees	1,795,856	1,695,876	99,980
Directors fees	145,000	190,000	(45,000)
Other	448,503	371,444	77,059
	38,914,403	26,667,214	12,247,189
Operating income	7,770,854	23,653,674	(15,882,820)
Other income and expenses
Interest expense from obligations under participation agreements	(10,596,545)	(8,514,804)	(2,081,741)
Interest expense on repurchase agreement payable	(142,495)	(3,727,466)	3,584,971
Interest expense on mortgage loan payable	(2,449,239)	(2,976,913)	527,674
Interest expense on revolving line of credit	(911,811)	(1,398,103)	486,292
Interest expense on term loan payable	(6,835,877)	(2,137,651)	(4,698,226)
Interest expense on secured borrowing	(1,576,502)	(633,850)	(942,652)
Interest expense on unsecured notes payable	(3,173,673)	—	(3,173,673)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)	319,453
Net change in unrealized gains on marketable securities	22,500	111,494	(88,994)
Income from equity investment in a limited partnership	5,925,802	38,640	5,887,162
Realized loss on loan repayments	(517989)	—	(517,989)
Realized gains on marketable securities	129,248	1,160,162	(1,030,914)
	(20,126,581)	(18,397,944)	(1,728,637)
Net (loss) income	$(12,355,727)	$5,255,730	$(17,611,457)
Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$456,344,152	8.5%	$411,157,772	9.2%
Obligations under participation agreements and secured borrowing	(114,437,021)	11.0%	(83,248,489)	10.9%
Repurchase agreement payable	(6,349,642)	2.6%	(64,382,360)	3.9%
Term loan payable	(103,433,296)	5.3%	(34,923,075)	5.3%
Revolving line of credit	(16,721,744)	4.0%	—	—%
Net loans (3)	$215,402,449	9.2%	$228,603,848	10.7%
Senior loans
Gross loans	272,577,220	6.5%	221,461,896	6.7%
Obligations under participation agreements and secured borrowing	(51,693,824)	8.9%	(30,779,483)	9.1%
Repurchase agreement payable	(6,349,642)	2.6%	(64,382,360)	3.9%
Term loan payable	(103,433,296)	5.3%	(34,923,075)	5.3%
Revolving line of credit	(16,721,744)	4.0%	—	—%
Net loans (3)	$94,378,714	7.2%	$91,376,978	8.4%
Subordinated loans (4)
Gross loans	183,766,932	11.4%	189,695,876	12.1%
Obligations under participation agreements	(62,743,197)	12.8%	(52,469,006)	12.1%
Net loans (3)	$121,023,735	10.7%	$137,226,870	12.1%
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

    For the year ended December 31, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Interest Income

    For the year ended December 31, 2021 as compared to the same period in 2020, interest income decreased by $2.6 million, primarily due to the suspension of interest income accrual of $3.6 million on three loans, because recovery of such income was doubtful, partially offset by an increase in contractual interest income as a result an increase in the weighted average principal balance of gross loans.

Real Estate Operating Revenue

For the year ended December 31, 2021 as compared to the same period in 2020, real estate operating revenue decreased by $1.5 million, as a result of a lease termination in the third quarter of 2020.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For the year ended December 31, 2021, we received a prepayment fee income of $0.2 million on a loan that the borrower repaid one year before maturity. There was no prepayment fee income for the year ended December 31, 2020.

Other Operating Income

For the year ended December 31, 2021 as compared to the same period in 2020, other operating income increased by $0.4 million, as a result of dividend income earned on the marketable securities we invested in.

Operating Expenses Reimbursed to Manager

Under the terms of the Management Agreement, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allowable share of the Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the year ended December 31, 2021 as compared to the same period in 2020, operating expenses reimbursed to the Manager increased by $0.9 million as a result of an increase in the Manager’s overhead costs.

Asset Management Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the year ended December 31, 2021 as compared to the same period in 2020, asset management fees increased by $0.7 million, primarily due to an increase in total assets under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the year ended December 31, 2021 as compared to the same period in 2020, asset servicing fees increased by $0.2 million, primarily due to an increase in total assets under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

     As of December 31, 2021, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.6 million for the year ended December 31, 2021. As of December 31, 2020, we had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5” and recorded general allowance for loan losses of $1.3 million for the year ended December 31, 2020. Additionally, as of December 31, 2021 and 2020, we had three and one loans, respectively, deemed impaired and recorded specific allowance for loan losses of $10.3 million and $2.5 million, respectively, as a result of a decline in the value of the respective collateral.

Real Estate Operating Expenses

For the year ended December 31, 2021 as compared to the same period in 2020, real estate operating expenses increased by $0.5 million, primarily due to an increase in ground rent expense on the multi-tenant office building resulting from a recent rent reset.

Depreciation and Amortization

For each of the year ended December 31, 2021 as compared to the same period in 2020, depreciation and amortization decreased by $0.6 million, primarily due to a lease termination in the third quarter of 2020, at which time we wrote off the related intangible assets and liabilities.

Impairment Charge

For the year ended December 31, 2021, we recorded an impairment charge of $3.4 million on the development land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. There was no such impairment charge recorded for the year ended December 31, 2020.

Professional Fees

    For the year ended December 31, 2021 as compared to the same period in 2020, professional fees increased by $0.1 million, primarily due to legal fees incurred in connection with a financing transaction that was terminated.

Interest Expense from Obligations under Participation Agreements

    For the year ended December 31, 2021 as compared to the same period in 2020, interest expense from obligations under participation agreements increased by $2.1 million, primarily due to an increase in weighted average principal amount outstanding on obligations under participation agreements.

Interest Expense on Repurchase Agreement Payable

    On December 12, 2018, we entered into a master repurchase agreement that provided for advances of up to $150.0 million in the aggregate, which we used to finance certain secured performing commercial real estate loans. On September 3, 2020, we terminated the master repurchase agreement and replaced it with the indenture and credit agreement. On November 8, 2021, we entered into a new master repurchase agreement that provides for advances of up to $195 million which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans.

    For the year ended December 31, 2021 as compared to the same period in 2020, interest expense on repurchase agreement payable decreased by $3.6 million as a result of a decrease in the weighted average principal amount outstanding on repurchase agreement payable.

Interest Expense on Mortgage Loan Payable

For the year ended December 31, 2021 as compared to the same period in 2020, interest expense on mortgage loan payable decreased by $0.5 million, as a result of a decrease in the weighted average principal amount outstanding on mortgage loan payable.

Interest Expense on Revolving Line of Credit

    On June 20, 2019, we entered into a credit agreement to provide for revolving credit loans of up to $35.0 million in the aggregate, which we used for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. On October 2, 2020, we amended the credit facility and reduced the commitment to $15.0 million. On March 16, 2021, the credit facility was terminated. On March 12, 2021, we entered into a Business Loan and Security Agreement (the “revolving line of credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender.

    For the year ended December 31, 2021 as compared to the same period in 2020, interest expense on revolving line of credit decreased by $0.5 million, due to a decrease in weighted average principal amount outstanding on the revolving line of credit.

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

For the year ended December 31, 2021 as compared to the same period in 2020, interest expense on term loan payable increased by $4.7 million, as a result of an increase in the weighted average principal amount outstanding on term loan payable.

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

For the year ended December 31, 2021 as compared to the same period in 2020, interest expense on secured borrowing increased by $0.9 million, as a result of an increase in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For the year ended December 31, 2021, interest expense on unsecured notes payable was $3.2 million. There was no such interest expense for the year ended December 31, 2020 because the notes were not yet issued.

Net Loss on Extinguishment of Obligations under Participation Agreements

    In March 2020, as a result of the Merger and Issuance of Common Stock to Terra Offshore REIT transactions, we settled an aggregate of $49.8 million of participation interests in loans that we owned with affiliates and recognized a net loss on extinguishment of obligations under participation agreements of $0.3 million, which was primarily related to transaction costs incurred in connection with both transactions. There was no such loss recognized for the year ended December 31, 2021.

Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement whereby we committed to fund up to $50.0 million to purchase partnership interest in a limited partnership. In the fourth quarter of 2021, we purchased 80% equity interests in two joint ventures that own real estate properties. We account for our equity interests in these investments using the equity method of accounting.

For the year ended December 31, 2021, we recognized income from equity investment in unconsolidated investments of $5.9 million, which consisted of equity income from the limited partnership of $6.2 million, partially offset by equity loss from two joint ventures of $0.2 million. For the year ended December 31, 2020, we recognized income from equity investment in unconsolidated investments of $0.04 million due to operations of the limited partnership that began in December 2020.

Realized Loss on Repayment of Loans

For the year ended December 31, 2021, two previously defaulted loans were repaid at a discount and we recognized a net loss on loan repayment of $0.5 million, excluding previously accrued allowance for loan losses of $1.0 million. There was no such loss recognized during the same period in 2020.

Realized Gains on Marketable Securities

For the year ended December 31, 2021, we sold marketable securities and recognized realized gains on marketable securities of $0.1 million. For the year ended December 31, 2020, we sold marketable securities and recognized realized gains on marketable securities of $1.2 million.

Net (Loss) Income

    For the year ended December 31, 2021, the resulting net loss was $12.4 million, compared to the resulting net income of $5.3 million for the same period in 2020.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our senior notes, term loan, repurchase agreement and revolving line of credit. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

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

    Obligations under participation agreements totaling $7.8 million and secured borrowing of $34.5 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $53.0 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, we had $32.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. We expect to refinance the mortgage loan payable before it matures.

On September 3, 2020, we entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by us and financed under the indenture and credit agreement. The floating rate term loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and was scheduled to mature on March 14, 2025. On February 18, 2022, we refinanced the term loan with a new repurchase agreement that provides for advances up to $200.0 million with an initial term of two years. As of December 31, 2021, the amount outstanding under the indenture and credit agreement was $93.8 million.

    On March 12, 2021, we entered into the revolving line of credit to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the revolving line of credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The revolving line of credit was scheduled to mature on March 12, 2023. On January 4, 2022, we amended the revolving line of credit to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at our option, which are subject to certain conditions. As of December 31, 2021, the revolving line of credit had an outstanding balance of $38.6 million.

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us. Net proceeds from the notes issuance were used to make new investments as well as for general corporate purposes.

On November 8, 2021, we entered into a master repurchase agreement that provides for advances of up to $195.0 million in the aggregate, which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of LIBOR plus an applicable spread, which ranges from 1.60% to 1.85%, and have a maturity date of November 7, 2024. As of December 31, 2021, the master repurchase agreement had an outstanding balance of $44.6 million.

Cash Flows From Operating Activities

    For the year ended December 31, 2021 as compared to the same period in 2020, cash flows from operating activities decreased by $3.8 million, primarily due to a decrease in contractual interest income, payment for real estate tax on our operating real estate as well as payment for additional ground rent as a result of the rent reset.

Cash Flows Used In Investing Activities

    For the year ended December 31, 2021, cash flows used in investing activities were $87.7 million, primarily related to origination and purchase of loans of $252.4 million, purchase of equity interests in unconsolidated investments of $32.2 million and purchase of marketable securities of $6.5 million, partially offset by proceeds from repayments of loans of $196.8 million and proceeds from sale of marketable securities of $6.6 million.

    For the year ended December 31, 2020, cash flows used in investing activities were $78.2 million, primarily related to payments for investments of $150.4 million, partially offset by proceeds from sales and repayments of investments of $72.2 million.

Cash Flows From Financing Activities

    For the year ended December 31, 2021, cash flows from financing activities were $101.8 million, primarily due to proceeds from issuance of unsecured notes payable, net of discount, of $82.5 million, proceeds from obligations under participation agreements and secured borrowing of $87.9 million and proceeds from borrowings under the term loan, revolving line of credit and repurchase agreement of $85.9 million. These cash inflows were partially offset by repayments on obligations under participation agreements of $101.7 million, distributions paid of $17.1 million, payment of mortgage principal of $12.1 million, repayment on borrowings under the term loan of $16.6 million, a decrease in interest reserve and other deposits hold on investments of $4.7 million and payment for deferred financing costs of $2.3 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2021	2020
Origination and extension fee expense (1)(2)	$2,729,598	$1,383,960
Asset management fee	5,134,149	4,480,706
Asset servicing fee	1,181,924	1,008,256
Operating expenses reimbursed to Manager	6,916,371	6,041,075
Disposition fee (3)	1,006,302	504,611
Total	$16,968,344	$13,418,608
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the years ended December 31, 2021 and 2020 excluded $0.3 million and $0.5 million of origination fee, respectively, paid to the Manager in connection with our equity investment in unconsolidated investments. These origination fees were capitalized to the carrying value of the unconsolidated investments as transaction costs.
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

    As of December 31, 2021, the principal balance of our participation obligations totaled $42.0 million, all of which were participation obligations to Terra Fund 6. Additionally, as of December 31, 2021, the principal balance of our secured borrowing was $34.5 million.

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

    For the year ended December 31, 2021, the weighted average outstanding principal balance on obligations under participation agreements was approximately $114.4 million and the weighted average interest rate was approximately 11.0%, compared to weighted average outstanding principal balance of approximately $83.2 million and weighted average interest rate of approximately 10.9% for the year ended December 31, 2020.

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

    As of December 31, 2021, we had 15 investments with an aggregate principal balance of $349.7 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 13 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $1.8 million.

    Additionally, we had $32.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building, $93.8 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $163.1 million of first mortgages, a revolving line of credit with an outstanding balance of $38.6 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by $60.1 million of first mortgages and a repurchase agreement with an outstanding balance of $44.6 million that bears interest at an annual rate of LIBOR plus a spread ranging from 1.60% to 1.85% with a LIBOR floor of 0.10% collateralized by $67.4 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on our total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.7 million.

     In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, IBA, announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2021 and 2020, we did not engage in interest rate hedging activities.

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

Real Estate Risk

    The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters; and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

    The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. While the economy has improved significantly, macroeconomic trends associated with COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.

Item 8. Financial Statements and Supplementary Data.

    Our financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
On February 18, 2022, Terra Mortgage Capital I, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of our company, entered into an Uncommitted Master Repurchase and Securities Contract Agreement (the “Repurchase Agreement”) with Goldman Sachs Bank USA ( the “Buyer”). The Repurchase Agreement provides for advances of up to $200.0 million in the aggregate, which we expect to use to finance the originations of certain secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans. The Repurchase Agreement replaced the term loan, at which time all mortgage assets under the term loan were assigned as purchased assets under the Repurchase Agreement.

Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) Term SOFR (subject to underlying loan floors on a case-by-case basis) and (ii) the applicable spread, which ranges from 1.75% to 3.00%, and have a maturity date of February 18, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the Repurchase Agreement for another 12-month term.

The Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in debt yield, loan-to-value ratio, and value of the underlying loans purchased under the Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the Repurchase Agreement, we entered into a Guarantee Agreement in favor of the Buyer (the “Guarantee Agreement”), pursuant to which we will guarantee the obligations of the Seller under the Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Repurchase Agreement will not exceed 25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require us to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Set forth below is the information concerning our directors and executive officers.

Board of Directors

    Our board of directors consists of three members. Our board of directors has determined that each of our directors satisfies the listing standards for independence of the New York Stock Exchange (“NYSE”), except for Vikram S. Uppal, our Chairman and our Chief Executive Officer. Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (which is currently one) nor, unless our bylaws are amended, more than 15.

    The following sets forth certain information with respect to our directors:

Name	Age	Position held
Vikram S. Uppal*	38	Chairman of the Board of Directors, Chief Executive Officer, Chief Investment Officer
Roger H. Beless	60	Director
Michael L. Evans	69	Director
*On November 10, 2021, Andrew M. Axelrod, the then Chairman of the Board of Directors, resigned as our director effectively immediately. Following Mr. Axelrod’s resignation, our board of directors designated Vikram S. Uppal as our Chairman of the Board of Director and the size of our board of directors was reduced from four directors to three directors.

    Vikram S. Uppal has served as the Chairman of the Board of Directors since November 2021, one of our directors February 2018 to November 2021 and served as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 2018 and as a director of RESOF since October 2020. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.
Roger H. Beless has served as one of our independent directors since February 2018. Since May 2016, Mr. Beless has served as Chief Operating Officer at StreetLights Residential, where he oversees capital markets, asset and portfolio management and acquisitions/dispositions, and company operations. From June 2012 until March 2016, Mr. Beless served as Managing Director for Mount Kellett Capital Management, where he oversaw global real estate asset management. Prior to joining Mount Kellett, Mr. Beless spent nearly 20 years with Goldman Sachs/Archon Group where he held a number of positions, including co-head of US Real Estate and Chief Operating Officer for Archon Residential, where he oversaw acquisitions, asset management, property management and dispositions. Mr. Beless also spent four years in Tokyo, Japan where he led the startup of Goldman Sachs Realty Japan, Ltd. He currently serves on the board of Waymaker Value and Real Estate and the advisory board of Apartment Life. Mr. Beless holds a Bachelor’s of B.A. in Economics and Finance from Baylor University and a M.B.A from Southern Methodist University.
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
Executive Officers

    The names, ages, positions and biographies of our officers are as follows:

Name	Age	Position(s) Held with the Company
Vikram S. Uppal	38	Chairman of the Board of Directors, Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	57	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	47	Chief Originations Officer

    For biographical information regarding Mr. Uppal, see “Item 10. — Board of Directors” above.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, Terra Fund Advisors, and Terra Income Advisors since January 2016, October 2017, October 2017, and May 2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; and (vi) a director of RESOF since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

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

Audit Committee

    We have established an audit committee of the board of directors (the “Audit Committee”) that operates pursuant to a charter and consists of two members. The Audit Committee is responsible for selecting, engaging and supervising our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Messrs. Beless and Evans. Mr. Evans serves as the chairman of the Audit Committee. Our board of directors has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Exchange Act. Our board of directors has determined that each of Messrs. Beless and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to us by such persons, we believe that there were no violations of Section 16(a) by such persons during the year ended December 31, 2021.

Item 11. Executive Compensation.

    We are externally managed and currently have no employees. Pursuant to the Management Agreement, our Manager provides certain services to our company, and we pay fees associated with such services. The officers of our Manager do not receive any compensation from us. Each of our officers is an employee of our Manager. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our officers do not receive cash compensation from us for serving as our officers.

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

Compensation of the Directors
    In 2021, our independent directors earned $60,000 annual base director’s fee. In addition, in 2021, the chairperson of the Audit Committee earned an annual cash retainer of $15,000 and the other members of the Audit Committee earned an annual cash retainer of $10,000. We also reimburse all members of our board of directors for their travel related expenses incurred in connection with their attendance at board and committee meetings.

    We pay directors’ fees only to those directors who are independent under the NYSE listing standards.

    The following table sets forth compensation of our directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Roger H. Beless	$70,000	$—	$70,000
Michael L. Evans	$75,000	$—	$75,000

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth, as of March 11, 2022, certain information regarding the ownership of shares of our common stock by:

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

(3)all shares the investor has the right to acquire within 60 days; and

    Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 550 Fifth Avenue, 6th Floor, New York, NY 10036.

	Shares Beneficially Owned as of March 11, 2022
Name	Number of Shares	Percentage (3)
Vikram S. Uppal (1)	49,427.63	*
Gregory M. Pinkus	—	—
Daniel J. Cooperman	—	—
Roger H. Beless	—	—
Michael L. Evans	—	—
All directors and executive officers as a group (5 persons)	—	—
5% or Greater Beneficial Owners
Terra JV (2)	17,029,775.95	87.4%
Terra Offshore REIT (2)	2,457,684.59	12.6%
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
(3)Based on a total of 19,487,460 shares of common stock issued and outstanding as of March 11, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Certain Relations and Related Transactions

Terra International Fund 3, L.P.

    On September 30, 2019, we entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore REIT, a then wholly-owned subsidiary of Terra International 3, which we amended and restated on November 13, 2019.

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
    In addition, on March 2, 2020, we entered into two separate contribution agreements, one by and among us, Terra Offshore REIT and TIFI, and another by and among us, Terra Offshore REIT and Fund 5 International, pursuant to which we issued 2,457,684.59 shares of our common stock to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by us, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

As of December 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.
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

    Pursuant to the Management Agreement, our Manager provides certain management services to us, subject to oversight by our board of directors. Our Manager’s responsibilities to us include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with our business and purpose, providing administrative support and performing such other services as are delegated to our Manager by our board of directors. In performing its duties, our Manager is subject to a fiduciary responsibility for the safekeeping and use of all of our funds and assets. In consideration for providing such services, our Manager is entitled to certain fees from as described below. The Management Agreement runs co-terminus with Terra Fund 5's amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with its terms of our amended and restated operating agreement.

    During the years ended December 31, 2021 and 2020, we paid our Manager in the aggregate the following fees under the Management Agreement: $5.1 million and $4.5 million in asset management fee, respectively, $1.2 million and $1.0 million in asset servicing fees, respectively, $2.7 million and $1.4 million in origination and extension fees, respectively; $1.0 million and $0.5 million in disposition, respectively, and $6.9 million and $6.0 million of operating expense reimbursements, respectively.

    It is anticipated that our Manager will exercise its discretion through our Management Agreement. The agreements and arrangements, including those relating to compensation, between us and our Manager and its affiliates are not the result of arm’s-length negotiations and may create conflicts between our Manager and its affiliates, on the one hand, and us on the other.

Our Manager and its Affiliates May Compete With Us

    Our Manager and its affiliates may engage in real estate-related transactions on their own behalf or on behalf of other entities.

    Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, our Manager and affiliates of our Manager are the external managers to Terra Fund 6 and RESOF, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Participation Agreements and Secured Borrowing

    We have diversified our exposure to loans and borrowers by entering into participation agreements in respect of certain of our loans whereby we transferred a portion of the loans on a pari passu basis to related parties, and to a lesser extent, unrelated parties, with the principal balance of participation obligations totaling $42.0 million as of December 31, 2021. Additionally, we sold a portion of a loan with a principal balance of $34.5 million to a third-party that didn’t qualify for sale accounting treatment. However, we do not have direct liability to a participant under our participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer). If we enter into participation agreements in the future, we generally expect to enter into such agreements only at the time of origination of the investment. For additional information concerning our participation agreements, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Participation Agreements and Secured Borrowing.”

Allocation of Our Manager’s Time

    We rely on our Manager to manage our day-to-day activities and to implement our investment strategy. Our Manager is presently, and plans to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Fund 6 and RESOF. The employees of our Manager will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Competition and Allocation of Investment Opportunities

    Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Terra Fund 6 and RESOF.

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

    To the extent the Management Agreement is amended in the future, including if we enter into a new management agreement with our Manager or its affiliates, the terms of any such arrangement will not have been determined through arm’s-length negotiations and may be payable, in whole or in part, regardless of profitability.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2021 and 2020, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our board of directors currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2022, subject to agreeing on fee estimates for the audit work. Our board of directors reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
The following table displays fees for professional services by KPMG for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Audit Fees	$732,700	$463,000
Audit-Related Fees	—	—
Tax Fees	81,580	68,380
All Other Fees	—	—
Total	$814,280	$531,380
Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K:

(1) Financial Statements

The index to our financial statements is on page F-1 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedule

The index to our financial schedules is on page F-1 of this Annual Report on Form 10-K.

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

4.1 *	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2
Indenture, dated June 10, 2021, by and between Terra Property Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-40496) filed with the SEC on June 14, 2021).

Exhibit No.	Description and Method of Filing
4.3
First Supplemental Indenture, dated June 10, 2021, by and between Terra Property Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A (File No. 001-40496) filed with the SEC on June 14, 2021).

4.4	Form of Global Note representing the notes (included in Exhibit 4.2).

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

10.8
Business Loan and Security Agreement, dated as of March 12, 2021, by and among Terra Mortgage Portfolio II, LLC, as the Borrower, and Western Alliance Bank, as the Lender (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

10.9
Limited Guaranty, dated as of March 12, 2021, by and among Terra Property Trust, Inc., as Guarantor, for the benefit of Western Alliance Bank (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

10.10*	First Amendment to Loan Documents dated as of June 9, 2021, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.

10.11*	Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and amount Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer.

10.12*	Guarantee Agreement dated as of November 8, 2021, by and amount Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer.

10.13*
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.

10.14*	Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Saches Bank USA, as Buyer.

10.15*	Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Saches Bank USA, as Buyer.

21.1 *	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description and Method of Filing

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
March 11, 2022

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$35,783,956	$18,607,952
Restricted cash	7,411,811	12,145,616
Cash held in escrow by lender	7,902,880	2,166,755
Marketable securities	1,310,000	1,287,500
Loans held for investment, net	457,329,582	417,986,462
Loans held for investment acquired through participation, net	12,343,732	4,294,053
Equity investment in unconsolidated investments	69,713,793	36,259,959
Real estate owned, net (Note 6)
Land, building and building improvements, net	58,325,068	63,385,339
Lease intangible assets, net	7,451,771	9,793,600
Operating lease right-of-use asset	27,394,936	16,105,888
Interest receivable	2,463,037	2,509,589
Due from related party	2,605,639	—
Other assets	3,505,953	3,934,468
Total assets	$693,542,158	$588,477,181
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$91,940,062	$105,245,801
Unsecured notes payable, net of debt issuance cost	81,856,799	—
Repurchase agreement payable, net of deferred financing fees	43,974,608	—
Obligations under participation agreements (Note 8 )	42,232,027	71,581,897
Mortgage loan payable, net of deferred financing fees and other	32,134,295	44,117,293
Revolving line of credit payable, net of deferred financing fees	38,186,472	—
Secured borrowing	34,586,129	18,187,663
Interest reserve and other deposits held on investments	7,411,811	12,145,616
Operating lease liability	27,394,936	16,105,888
Lease intangible liabilities, net (Note 6)	9,709,710	10,249,776
Due to Manager (Note 8)	2,388,317	1,257,098
Interest payable	1,879,626	1,185,502
Accounts payable and accrued expenses	1,264,131	3,968,603
Unearned income	449,690	677,856
Other liabilities	4,289,967	429,123
Total liabilities	419,698,580	285,152,116
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at both December 31, 2021 and 2020	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at both December 31, 2021 and 2020, respectively	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(99,919,969)	(70,438,482)
Total equity	273,843,578	303,325,065
Total liabilities and equity	$693,542,158	$588,477,181
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenues
Interest income	$36,743,470	$39,392,209
Real estate operating revenue	8,894,991	10,423,563
Prepayment fee income	190,997	—
Other operating income	855,799	505,116
	46,685,257	50,320,888
Operating expenses
Operating expenses reimbursed to Manager	6,916,371	6,041,075
Asset management fee	5,134,149	4,480,706
Asset servicing fee	1,181,924	1,008,256
Provision for loan losses	10,904,163	3,738,758
Real estate operating expenses	5,003,893	4,505,119
Depreciation and amortization	3,989,114	4,635,980
Impairment charge	3,395,430	—
Professional fees	1,795,856	1,695,876
Directors fees	145,000	190,000
Other	448,503	371,444
	38,914,403	26,667,214
Operating income	7,770,854	23,653,674
Other income and expenses
Interest expense from obligations under participation agreements	(10,596,545)	(8,514,804)
Interest expense on repurchase agreement payable	(142,495)	(3,727,466)
Interest expense on mortgage loan payable	(2,449,239)	(2,976,913)
Interest expense on revolving line of credit	(911,811)	(1,398,103)
Interest expense on term loan payable	(6,835,877)	(2,137,651)
Interest expense on unsecured notes payable	(3,173,673)	—
Interest expense on secured borrowing	(1,576,502)	(633,850)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)
Net unrealized gains on marketable securities	22,500	111,494
Income from equity investment in unconsolidated investments	5,925,802	38,640
Realized loss on loan repayments	(517,989)	—
Realized gains on marketable securities	129,248	1,160,162
	(20,126,581)	(18,397,944)
Net (loss) income	$(12,355,727)	$5,255,730
Series A preferred stock dividend declared	(15,624)	(15,624)
Net (loss) income allocable to common stock	$(12,371,351)	$5,240,106

(Loss) earnings per share — basic and diluted	$(0.63)	$0.28

Weighted-average shares — basic and diluted	19,487,460	18,813,066

Distributions declared per common share	$0.88	$1.16

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2021	2020
Comprehensive (loss) income, net of tax
Net (loss) income	$(12,355,727)	$5,255,730
Other comprehensive loss
Net unrealized gains on marketable securities	—	192,919
Reclassification of net realized gains on marketable securities into earnings	—	(192,919)
	—	—
Total comprehensive (loss) income	$(12,355,727)	$5,255,730
Series A preferred stock dividend declared	(15,624)	(15,624)
Comprehensive (loss) income attributable to common shares	$(12,371,351)	$5,240,106

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065
Distributions declared on common shares ($0.88 per share)	—	—	—	—	—	—	(17,110,136)	—	(17,110,136)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	—	(15,624)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,355,727)	—	(12,355,727)
Balance at December 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$—	$273,843,578

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
				$0.01 Par Value
		Shares	Amount	Shares	Amount				Total equity
Balance at January 1, 2020	$—	125	$125,000	15,125,681	$151,257	$301,727,297	$(54,459,821)	$—	$247,543,733
Issuance of common stock (Note 3)	—	—	—	4,574,470	45,745	75,334,248	—	—	75,379,993
Repurchase of common stock	—	—	—	(212,691)	(2,127)	(3,617,873)	—	—	(3,620,000)
Distributions declared on common shares ($1.16 per share)	—	—	—	—	—	—	(21,218,767)	—	(21,218,767)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	—	(15,624)
Comprehensive income:
Net income	—	—	—	—	—	—	5,255,730	—	5,255,730
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	192,919	192,919
Reclassification of net realized gains on marketable securities into earnings	—	—	—	—	—	—	—	(192,919)	(192,919)
Balance at December 31, 2020	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$—	$303,325,065

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(12,355,727)	$5,255,730
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	(1,000,028)	(2,937,909)
Depreciation and amortization	3,989,114	4,635,980
Provision for loan losses	10,904,163	3,738,758
Impairment charge	3,395,430	—
Lease termination fee income	—	(236,000)
Amortization of net purchase premiums on loans	61,390	57,155
Straight-line rent adjustments	(146,317)	(714,334)
Amortization of deferred financing costs	963,986	1,644,944
Amortization of discount on unsecured notes payable	248,108	—
Net loss on extinguishment of obligations under participation agreements	—	319,453
Amortization of above- and below-market rent intangibles	(392,161)	(1,027,129)
Amortization and accretion of investment-related fees, net	(264,697)	(4,140)
Amortization of above-market rent ground lease	(130,349)	(130,348)
Realized loss on loan repayments	517,989	—
Realized gains on marketable securities	(129,248)	(1,160,162)
Net unrealized gains on marketable securities	(22,500)	(111,494)
Income from equity investment in excess of distributions received	(1,276,726)	(38,640)
Changes in operating assets and liabilities:
Interest receivable	46,552	(632,790)
Due from related party	(2,605,639)	—
Other assets	574,832	(956,735)
Due to Manager	93,226	(409,927)
Unearned income	(215,075)	(490,233)
Interest payable	694,124	109,271
Accounts payable and accrued expenses	(2,704,472)	2,245,242
Other liabilities	3,860,844	(1,229,232)
Net cash provided by operating activities	4,106,819	7,927,460
Cash flows from investing activities:
Origination and purchase of loans	(252,437,733)	(108,488,411)
Proceeds from repayments of loans	196,780,456	66,144,729
Purchase of equity interests in unconsolidated investments	(32,177,108)	(35,862,692)
Purchase of marketable securities	(6,479,148)	(6,039,567)
Proceeds from sale of marketable securities	6,608,396	6,023,723
Net cash used in investing activities	(87,705,137)	(78,222,218)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2021	2020
Cash flows from financing activities:
Repayments of obligations under participation agreements	(101,722,161)	(5,855,759)
Proceeds from issuance of unsecured notes payable, net of discount	82,464,844	—
Proceeds from obligations under participation agreements	71,682,634	22,498,765
Proceeds from borrowings under repurchase agreement	44,569,600	22,860,134
Proceeds from borrowings under revolving line of credit	38,575,895	35,000,000
Distributions paid	(17,125,760)	(21,234,391)
Repayment of borrowings under the term loan	(16,585,001)	—
Proceeds from secured borrowing	16,239,256	18,281,848
Repayment of mortgage principal	(12,057,533)	(594,255)
Proceeds from borrowings under the term loan	2,764,020	107,584,451
Change in interest reserve and other deposits held on investments	(4,733,805)	(6,396,547)
Payment of financing costs	(2,295,347)	(2,361,369)
Repayment of borrowings under repurchase agreement	—	(103,994,570)
Repayment of borrowings under revolving line of credit	—	(35,000,000)
Payment for repurchase of common stock	—	(3,620,000)
Proceeds from issuance of common stock in the Merger	—	16,897,074
Proceeds from issuance of common stock to Terra Offshore REIT	—	8,600,000
Net cash provided by financing activities	101,776,642	52,665,381
Net increase in cash, cash equivalents and restricted cash	18,178,324	(17,629,377)
Cash, cash equivalents and restricted cash at beginning of year	32,920,323	50,549,700
Cash, cash equivalents and restricted cash at end of year (Note 2)	$51,098,647	$32,920,323

	Years Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$22,219,386	$16,317,378

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
$17,733,541
Non-cash Proceeds from Issuance of Common Stock to Terra Offshore REIT

    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, (i) by and among the Company, Terra Offshore Funds REIT, LLC (the “Terra Offshore REIT”) and Terra Income Fund International (“TIFI”), and (ii) by and among the Company, Terra Offshore REIT and Terra Secured Income Fund 5 International (“Fund 5 International”), pursuant to which the Company issued an aggregate of 2,457,684.59 shares of common stock in exchange for the settlement of $32.1 million of participation interests in loans held by the Company, $8.6 million in cash, and other net working capital (“Issuance of Common Stock to Terra Offshore REIT”) (Note 3). The following table presents a summary of the consideration exchanged and settlement of the Company’s obligations under participation agreements as a result of the Issuance of Common Stock to Terra Offshore REIT:

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
December 31, 2021

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of December 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company's common stock with the remainder held by Terra Offshore REIT (Note 3).

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (Note 8). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement. On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). No amendments or other modifications were made to the Management Agreement in connection with the Recapitalization, and the Manager and its personnel continue to serve as the external manager of the Company pursuant to the terms of the Management Agreement.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Equity Investment in Unconsolidated Investments

The Company accounts for its equity interests in unconsolidated investments under the equity method of accounting, i.e., at cost, increased or decreased by its share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting.

The Company evaluates its equity investment unconsolidated investments on a periodic basis to determine if there are any indicators that the value of its equity investments may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of its investment over its estimated fair value, which is determined by calculating its share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreements.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$35,783,956	$18,607,952
Restricted cash	7,411,811	12,145,616
Cash held in escrow by lender	7,902,880	2,166,755
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$51,098,647	$32,920,323

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

Fair Value Measurements

    United States generally accepted accounting principles (“U.S. GAAP”) establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, unsecured notes, mortgage loan payable, term loan payable, repurchase agreement payment and revolving line of credit. Such financial instruments are carried at cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any

Notes to Consolidated Financial Statements

applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of December 31, 2021, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2018-2020 federal tax returns remain subject to examination by the Internal Revenue Service.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of December 31, 2021 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Notes to Consolidated Financial Statements

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

    London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delay to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

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

Notes to Consolidated Financial Statements

working capital of the Company during the period from January 1, 2020 through March 1, 2020, the effective time of the Merger.
    In connection with the Merger, the size of the board of directors of the Company was reduced from eight directors to four directors, with Andrew M. Axelrod, Vikram S. Uppal, Roger H. Beless and Michael L. Evans continuing as directors of the Company. On November 10, 2021, Andrew M. Axelrod, resigned as the Company’s director effectively immediately. Following Mr. Axelrod’s resignation, the size of the board of directors of the Company was reduced from four directors to three directors.
Issuance of Common Stock to Terra Offshore REIT
    In addition, on March 2, 2020, the Company entered into two separate contribution agreements, one by and among the Company, Terra Offshore REIT and TIFI, and another by and among the Company, Terra Offshore REIT and Fund 5 International, pursuant to which the Company issued 2,457,684.59 shares of common stock of the Company to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by the Company, $8.6 million in cash and other net working capital. The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
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

    As of December 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	6	15	21	6	14	20
Principal balance	$74,880,728	$405,270,423	$480,151,151	$56,335,792	$367,838,966	$424,174,758
Carrying value	$75,520,212	$394,153,102	$469,673,314	$56,464,310	$365,816,205	$422,280,515
Fair value	$75,449,410	$391,752,209	$467,201,619	$56,284,334	$363,122,860	$419,407,194
Weighted-average coupon rate	12.39%	7.01%	7.85%	12.17%	7.95%	8.51%
Weighted-average remaining term (years)	1.93	1.45	1.53	1.78	1.44	1.48
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of December 31, 2021 and 2020, respectively.
(2)As of December 31, 2021 and 2020, amounts included $163.1 million and $184.2 million of senior mortgages used as collateral for $93.8 million and $107.6 million of borrowings under a term loan, respectively (Note 9). As of December 31, 2021, amounts also included $60.1 million of senior mortgages used as collateral for $38.6 million of borrowings under a revolving line of credit and $67.4 million of senior mortgages used as collateral for $44.6 million of borrowings under a repurchase agreement. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%. Borrowings under the repurchase agreement bears interest at an annual rate of LIBOR plus an applicable spread which ranges from 1.60% to 1.85%.
(3)As of December 31, 2021 and 2020, thirteen and twelve of these loans, respectively, are subject to a LIBOR floor.

Notes to Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the years ended December 31, 2021 and 2020:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	240,130,367	12,307,366	252,437,733
Principal repayments received	(192,530,456)	(4,250,000)	(196,780,456)
PIK interest (1)	1,955,109	—	1,955,109
Net amortization of premiums on loans	(61,390)	—	(61,390)
Accrual, payment and accretion of investment-related fees and other, net	1,405,206	(7,687)	1,397,519
Realized loss on loan repayments (2)(3)	(651,553)	—	(651,553)
Provision for loan losses	(10,904,163)	—	(10,904,163)
Balance, December 31, 2021	$457,329,582	$12,343,732	$469,673,314

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2020	$375,462,222	$3,150,546	$378,612,768
New loans made	107,359,299	1,129,112	108,488,411
Principal repayments received	(66,144,729)	—	(66,144,729)
PIK interest (1)	4,442,759	—	4,442,759
Net amortization of premiums on loans	(61,391)	—	(61,391)
Accrual, payment and accretion of investment-related fees, net	667,060	14,395	681,455
Provision for loan losses	(3,738,758)	—	(3,738,758)
Balance, December 31, 2020	$417,986,462	$4,294,053	$422,280,515
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted to $1.0 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.
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

Notes to Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$345,454,454	$348,101,455	74.0%	$254,042,847	$255,093,989	60.5%
Preferred equity investments	92,252,340	92,400,572	19.7%	141,590,632	142,002,144	33.6%
Mezzanine loans	17,444,357	17,622,804	3.8%	28,541,279	28,923,140	6.8%
Credit facility	25,000,000	25,206,964	5.4%	—	—	—%
Allowance for loan losses	—	(13,658,481)	(2.9)%	—	(3,738,758)	(0.9)%
Total	$480,151,151	$469,673,314	100.0%	$424,174,758	$422,280,515	100.0%

	December 31, 2021			December 31, 2020
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$221,596,870	$222,426,872	47.3%	$182,698,225	$183,053,751	43.3%
Multifamily	80,805,787	81,835,756	17.4%	150,873,173	151,768,347	35.9%
Hotel - full/select service	56,847,381	57,395,682	12.2%	49,142,809	49,393,251	11.7%
Industrial	32,000,000	32,206,964	6.9%	7,000,000	7,000,000	1.7%
Student housing	31,000,000	31,565,670	6.7%	3,000,000	3,204,375	0.8%
Infill land	28,960,455	28,923,827	6.2%	10,442,567	10,537,512	2.5%
Mixed use	28,940,658	28,977,024	6.2%	16,767,984	16,767,984	4.0%
Hotel - extended stay	—	—	—%	4,250,000	4,294,053	1.0%
Allowance for loan losses	—	(13,658,481)	(2.9)%	—	(3,738,758)	(0.9)%
Total	$480,151,151	$469,673,314	100.0%	$424,174,758	$422,280,515	100.0%

During the first quarter of 2021, the Company reclassified the property types of collateral on certain loans to multifamily to better reflect the tenant mix of each property. Additionally, the Company categorized hotel properties further to hotel - full/selected service and hotel - extended stay. The prior period amounts have been reclassified to conform to the current period presentation.

	December 31, 2021			December 31, 2020
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$234,968,151	$237,015,597	50.4%	$200,279,688	$200,990,328	47.6%
New York	92,252,340	92,400,572	19.7%	79,187,004	79,310,276	18.8%
Georgia	53,289,288	53,536,884	11.4%	74,116,787	74,505,752	17.6%
North Carolina	44,492,971	44,704,699	9.5%	33,242,567	33,438,806	7.9%
Utah	28,000,000	28,420,056	6.1%	—	—	—%
Texas	13,625,000	13,725,690	2.9%	3,848,712	3,887,200	0.9%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.7%
Washington	3,523,401	3,382,683	0.7%	23,500,000	23,682,536	5.6%
South Carolina	3,000,000	3,145,614	0.7%	3,000,000	3,204,375	0.8%
Allowance for loan losses	—	(13,658,481)	(2.9)%	—	(3,738,758)	(0.9)%
Total	$480,151,151	$469,673,314	100.0%	$424,174,758	$422,280,515	100.0%

Notes to Consolidated Financial Statements

Loan Risk Rating

    As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,041,124	5.2%	1	7,000,000	7,000,000	1.6%
3	15	349,273,811	352,164,409	72.9%	14	323,696,475	325,284,285	76.4%
4	1	60,012,639	60,012,639	12.4%	3	72,861,587	73,079,804	17.2%
5	—	—	—	—%	1	3,848,712	3,887,200	0.9%
Other (1)	3	45,864,701	46,113,623	9.5%	1	16,767,984	16,767,984	3.9%
	21	$480,151,151	483,331,795	100.0%	20	$424,174,758	426,019,273	100.0%
Allowance for loan losses			(13,658,481)				(3,738,758)
Total, net of allowance for loan losses			$469,673,314				$422,280,515
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectibility individually. As of December 31, 2021 and 2020, the specific allowance for loan losses on these loans were $12.8 million and $2.5 million, respectively, as a result of a decline in the fair value of the respective collateral.

    As of December 31, 2021, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.6 million for the year ended December 31, 2021. As of December 31, 2020, the Company had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5” and recorded general allowance for loan losses of $1.3 million for the year ended December 31, 2020. Additionally, as of December 31, 2021 and 2020, the Company had three and one loans, respectively, deemed impaired and recorded specific allowance for loan losses of $10.3 million and $2.5 million, respectively, as a result of a decline in the value of the underlying collateral.

The following table presents the activity in the Company’s allowance for loan losses for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Allowance for loan losses, beginning of period	$3,738,758	$—
Provision for loan losses	10,904,163	3,738,758
Charge-offs (1)	(984,440)	—
Recoveries	—	—
Allowance for loan losses, end of period	$13,658,481	$3,738,758
_______________
(1)Amount related to the TDR described below.

As of both December 31, 2021 and 2020, the Company had one loan that was in maturity default. Additionally, for the year ended December 31, 2021, the Company suspended interest income accrual of $3.6 million on three loans, because recovery of such income was doubtful. There was no suspension of such interest income for the year ended December 31, 2020.

Notes to Consolidated Financial Statements

Troubled Debt Restructuring

As of December 31, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million. There were no such loans as of December 31, 2020.

Due to financial difficulty resulting from the COVID-19 pandemic, a borrower defaulted on interest payments in May 2020 on a $3.5 million mezzanine loan and the Company subsequently suspended the interest accrual. The Company purchased the senior loan from a third-party lender on September 3, 2021 in order to facilitate a refinancing. Subsequently on September 23, 2021, the senior and mezzanine loans were refinanced and the Company issued a new senior loan with a committed amount of $14.7 million, of which $13.6 million was funded at closing. The concession granted in the refinancing was the forgiveness of principal and accrued interest of $1.3 million on the mezzanine loan, of which $1.0 million was previously recorded as an allowance for loan losses, in addition to $0.4 million of nonaccrual interest. The Company classified the refinancing as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$18,503,470
Post-modified recorded carrying value (1)	$13,625,000
_______________
(1)As of December 31, 2021, the principal balance of this loan was $13.6 million and the carrying value of this loan, which includes the present value of the exit fee, was $13.7 million. There is no allowance for loan losses recorded for this new senior loan.

Once classified as a TDR, the new senior loan is classified as an impaired loan until it is extinguished and the carrying value is evaluated at each reporting date for collectability based on the fair value of the underlying collateral. Since the fair value of the collateral is greater than the carrying value of the new senior loan, no specific allowance was recorded as of December 31, 2021. For the period ended December 31, 2021, interest income from the new senior loan was $0.3 million.

Note 5. Equity Investment in Unconsolidated Investments

The Company owns interests in a limited partnership and two joint ventures. The Company accounts for its interests in these investments under the equity method of accounting (Note 2). The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC (formerly known as Terra Real Estate Credit Opportunities Fund GP, LLC), which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of December 31, 2021 and 2020, the unfunded commitment was $15.1 million and $14.1 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of December 31, 2021 and 2020, the Company owned 50.0% and 90.3% of equity interest in RESOF, respectively. As of December 31, 2021 and 2020, the carrying value of the Company’s investment in RESOF was $40.5 million and $36.3 million, respectively. For the year ended December 31, 2021, the Company recorded equity income from RESOF of $6.2 million and

Notes to Consolidated Financial Statements

received distributions of $3.5 million from RESOF. For the year ended December 31, 2020, the Company recorded equity income from RESOF of $0.04 million and did not received any distributions.

In connection with the equity investment in RESOF, the Company paid origination fees to the Manager totaling $0.5 million, to be amortized to equity income on a straight-line basis over the life of RESOF.

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	December 31,
	2021	2020
Investments at fair value (cost of $107,261,022 and $44,174,031, respectively)	$108,359,898	$44,715,979
Other assets	5,484,087	5,331,840
Total assets	113,843,985	50,047,819
Revolving line of credit, net of financing costs	14,909,717	—
Obligations under participation agreement (proceeds of $14,252,357 and $6,295,100, respectively)	14,351,617	6,347,478
Other liabilities	5,296,603	4,204,147
Total liabilities	34,557,937	10,551,625
Partners’ capital	$79,286,048	$39,496,194

	Years Ended December 31,
	2021	2020
Total investment income	$11,769,083	$239,837
Total expenses	2,381,145	614,362
Net investment income (loss)	9,387,938	(374,525)
Unrealized appreciation on investments	524,113	417,300
Net increase in partners' capital resulting from operations	$9,912,051	$42,775

Equity Investment in Joint Ventures

In the fourth quarter of 2021, the Company purchased equity interests in two joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. The following table presents the Company’s ownership interests in its equity investments in the joint ventures and their respective carrying values:

		Ownership Interest at December 31, 2021	Carrying Value at December 31,
Entity	Co-owner		2021	2020
LEL Arlington JV LLC	Third party	80%	$23,949,044	$—
LEL NW 49th JV LLC	Third party	80%	5,306,467	—
			$29,255,511	$—

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	December 31,
	2021	2020
Net investments in real estate	$115,636,424	$—
Other assets	4,856,249	—
Total assets	120,492,673	—
Mortgage loan payable	83,445,235	—
Other liabilities	1,305,572	—
Total liabilities	84,750,807	—
Members’ capital	$35,741,866	$—

	Years Ended December 31,
	2021	2020
Revenues	$1,448,431	$—
Expenses	1,752,076	—
Net loss	$(303,645)	$—

For the year ended December 31, 2021, the Company recorded equity loss from the joint ventures of $0.2 million and did not receive any distributions. There was no such equity income or loss recorded or distributions received for the year ended December 31, 2020. In connection with these investments, the Company paid origination fee to the Manager totaling $0.3 million, to be amortize to equity income over the life of the respective joint venture.

Note 6. Real Estate Owned, Net

Real Estate Activities

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

In November 2021, the Company received notice from a tenant of their intention to terminate its lease effective November 30, 2022. In connection with the lease termination, the Company received a termination fee of $3.1 million, to be amortized to income over the remaining life of the lease.

For the year ended December 31, 2021, the Company recorded an impairment charge on $3.4 million on the 4.9 acres of adjacent land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

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

Notes to Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$10,000,000	$—	$10,000,000	$13,395,430	$—	$13,395,430
Building and building improvements	51,725,969	(4,418,305)	47,307,664	51,725,969	(3,125,143)	48,600,826
Tenant improvements	1,854,640	(947,369)	907,271	1,854,640	(670,090)	1,184,550
Furniture and fixtures	236,000	(125,867)	110,133	236,000	(31,467)	204,533
Total real estate	63,816,609	(5,491,541)	58,325,068	67,212,039	(3,826,700)	63,385,339
Lease intangible assets:
In-place lease	14,982,538	(7,627,326)	7,355,212	15,852,232	(6,172,747)	9,679,485
Above-market rent	156,542	(59,983)	96,559	156,542	(42,427)	114,115
Total intangible assets	15,139,080	(7,687,309)	7,451,771	16,008,774	(6,215,174)	9,793,600
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,496,125	(1,258,797)	(3,371,314)	1,702,800	(1,668,514)
Above-market ground lease	(8,896,270)	445,357	(8,450,913)	(8,896,270)	315,008	(8,581,262)
Total intangible liabilities	(11,651,192)	1,941,482	(9,709,710)	(12,267,584)	2,017,808	(10,249,776)
Total real estate	$67,304,497	$(11,237,368)	$56,067,129	$70,953,229	$(8,024,066)	$62,929,163

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2021	2020
Real estate operating revenues:
Lease revenue	$7,167,049	$8,150,041
Other operating income	1,727,942	2,273,522
Total	$8,894,991	$10,423,563
Real estate operating expenses:
Utilities	$208,098	$166,003
Real estate taxes	1,401,279	1,925,999
Repairs and maintenances	645,316	659,934
Management fees	271,303	224,732
Lease expense, including amortization of above-market ground lease (1)	2,084,402	1,134,152
Other operating expenses	393,495	394,299
Total	$5,003,893	$4,505,119
_______________
(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued

Notes to Consolidated Financial Statements

to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $1.7 million for the year ended December 31, 2021 and total real estate operating expenses would have been $4.7 million for the year ended December 31, 2021.

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

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2021 are as follows:

Years Ending December 31,	Total
2022	$7,214,814
2023	4,235,538
2024	4,380,043
2025	792,925
2026	816,724
Thereafter	2,414,440
Total	$19,854,484

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2021, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2022	$(926,553)	$4,956,914	$(130,348)	$3,900,013
2023	(139,056)	1,093,878	(130,348)	824,474
2024	(139,056)	1,093,878	(130,348)	824,474
2025	17,556	87,121	(130,348)	(25,671)
2026	17,556	87,121	(130,348)	(25,671)
Thereafter	7,315	36,300	(7,799,173)	(7,755,558)
Total	$(1,162,238)	$7,355,212	$(8,450,913)	$(2,257,939)

Notes to Consolidated Financial Statements

_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	December 31,
	2021	2020
Operating lease
Operating lease right-of-use asset (1)	$27,394,936	$16,105,888
Operating lease liability	$27,394,936	$16,105,888

Weighted average remaining lease term — operating lease (years)	64.8	65.8

Weighted average discount rate — operating lease	7.6%	7.9%
_______________
(1)The operating lease ROU asset and liability were remeasured at June 30, 2021 based on the new base rent resulting from the ground rent reset.

    The component of lease expense for the ground lease was as follows:

	Years Ended December 31,
	2021	2020
Operating lease cost (1)	$2,214,750	$1,264,500
_______________
(1)The increase in operating lease cost was a result of the ground rent reset described above.

    Supplemental non-cash information related to the ground lease was as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$2,214,750	$1,264,500

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$2,214,750	$1,264,500

    Maturities of operating lease liability are as follows:

Years Ending December 31,	Operating Lease
2022	$2,079,000
2023	2,079,000
2024	2,079,000
2025	2,079,000
2026	2,079,000
Thereafter	124,306,875
Total lease payments	134,701,875
Less: Imputed interest	(107,306,939)
Total	$27,394,936

Notes to Consolidated Financial Statements

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

As of December 31, 2021 and 2020, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of December 31, 2021 and 2020, according to the fair value hierarchy:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,310,000	$—	$—	$1,310,000
Total	$1,310,000	$—	$—	$1,310,000

Notes to Consolidated Financial Statements

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,287,500	$—	$—	$1,287,500
Total	$1,287,500	$—	$—	$1,287,500

    The following table presents the activities of the marketable securities for the periods presented.

	Years Ended December 31,
	2021	2020
Beginning balance	$1,287,500	$—
Purchases	6,479,148	6,039,567
Proceeds from sale	(6,608,396)	(6,023,723)
Reclassification of net realized gains on marketable securities into earnings	129,248	1,160,162
Unrealized gains on marketable securities	22,500	111,494
Ending balance	$1,310,000	$1,287,500

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		December 31, 2021			December 31, 2020
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$467,843,785	$470,988,063	$454,840,551	$419,924,758	$421,725,220	$415,113,225
Loans held for investment acquired through participation	3	12,307,366	12,343,732	12,361,068	4,250,000	4,294,053	4,293,969
Allowance for loan losses		—	(13,658,481)	—	—	(3,738,758)	—
Total loans		$480,151,151	$469,673,314	$467,201,619	$424,174,758	$422,280,515	$419,407,194
Liabilities:
Term loan payable	3	$93,763,470	$91,940,062	$94,344,595	$107,584,451	$105,245,801	$107,248,555
Unsecured notes payable	1	85,125,000	81,856,799	85,210,125	—	—	—
Repurchase agreement payable	3	44,569,600	43,974,608	44,569,600	—	—	—
Obligations under participation agreements	3	42,048,294	42,232,027	41,475,060	71,266,303	71,581,897	70,693,207
Mortgage loan payable	3	31,962,692	32,134,295	32,192,785	44,020,225	44,117,293	44,348,689
Secured borrowing	3	34,521,104	34,586,129	34,425,029	18,281,848	18,187,663	17,037,032
Revolving line of credit payable	3	38,575,895	38,186,472	38,575,895	—	—	—
Total liabilities		$370,566,055	$364,910,392	$370,793,089	$241,152,827	$239,132,654	$239,327,483

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2021 and 2020 due to their short-term nature.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

Notes to Consolidated Financial Statements

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2021	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$454,840,551	Discounted cash flow	Discount rate	3.89%	15.00%	8.11%
Loans held for investment acquired through participation, net	12,361,068	Discounted cash flow	Discount rate	8.25%	15.00%	12.33%
Total Level 3 Assets	$467,201,619
Liabilities:
Term loan payable	$94,344,595	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Repurchase agreement payable	44,569,600	Discounted cash flow	Discount rate	2.45%	2.74%	2.57%
Obligations under participation agreements	41,475,060	Discounted cash flow	Discount rate	12.37%	15.00%	14.31%
Mortgage loan payable	32,192,785	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	34,425,029	Discounted cash flow	Discount rate	6.64%	6.64%	6.64%
Revolving line of credit	38,575,895	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$285,582,964

Notes to Consolidated Financial Statements

	Fair Value at December 31, 2020	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$415,113,225	Discounted cash flow	Discount rate	5.29%	20.05%	10.38%
Loans held for investment acquired through participation, net	4,293,969	Discounted cash flow	Discount rate	12.89%	12.89%	12.89%
Total Level 3 Assets	$419,407,194
Liabilities:
Term loan payable	$107,248,555	Discounted cash flow	Discount rate	5.25%	5.25%	5.25%
Obligations under participation agreements	70,693,207	Discounted cash flow	Discount rate	9.75%	20.05%	12.58%
Mortgage loan payable	44,348,689	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	17,037,032	Discounted cash flow	Discount rate	11.25%	11.25%	11.25%
Total Level 3 Liabilities	$239,327,483

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

	Years Ended December 31,
	2021	2020
Origination and extension fee expense (1)(2)	$2,729,598	$1,383,960
Asset management fee	5,134,149	4,480,706
Asset servicing fee	1,181,924	1,008,256
Operating expenses reimbursed to Manager	6,916,371	6,041,075
Disposition fee (3)	1,006,302	504,611
Total	$16,968,344	$13,418,608
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the years ended December 31, 2021 and 2020 excluded $0.3 million and $0.5 million of origination fee, respectively, paid to the Manager in connection with the Company’s equity investment in unconsolidated investments. These origination fees were capitalized to the carrying value of the unconsolidated investments as transaction costs.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2021 and 2020, the Company has not received any breakup fees.

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

Distributions Paid

For the years ended December 31, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $17.1 million and $21.2 million, respectively, of which $14.6 million and $16.0 million were returns of capital, respectively (Note 11).

Due to Manager

    As of December 31, 2021 and 2020, approximately $2.4 million and $1.3 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Due from Related Party

    As of December 31, 2021, amount due from a related party was $2.6 million, primarily related to the reserve funding on a loan that was held by an affiliate. The reserve funding was transferred to the Company in February 2022. There was no due from related party as of December 31, 2020.

Merger and Issuance of Common Stock to Terra Offshore REIT

    As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving company. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, Terra Offshore REIT contributed cash and released obligations under the participation agreements to the Company (Note 3) in exchange for the issuance of 2,457,684.59 shares of common stock of the Company. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of

Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of December 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. For more information on this investment, please see Note 5.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of December 31, 2021 and 2020.

	December 31, 2021
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$4,863,009	$4,866,542
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,477,190
		$12,307,366	$12,343,732

	December 31, 2020
	Participating Interests	Principal Balance	Carrying Value

LD Milpitas Mezz, LP (3)	25.00%	$4,250,000	$4,294,053
________________
(1)The loan is held in the name of Terra Income Fund 6, Inc. (“Terra Fund 6”), an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.

(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(3)On June 27, 2018, the Company entered into a participation agreement with Terra Fund 6 to purchase a 25% participation interest, or $4.3 million, in a $17.0 million mezzanine loan. This loan was repaid in full in May 2021.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of December 31, 2021 and 2020:

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,012,639	$60,012,639	35.00%	$21,004,424	$21,004,423
RS JZ Driggs, LLC (1)	15,606,409	15,754,641	50.00%	7,806,370	7,880,516
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,206,964	52.95%	13,237,500	13,347,088
	$100,619,048	$100,974,244		$42,048,294	$42,232,027

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
14th & Alice Street Owner, LLC (2)(3)(4)	$32,625,912	$32,877,544	80.00%	$26,100,729	$26,211,548
370 Lex Part Deux, LLC (1)	53,874,507	53,912,363	35.00%	18,856,078	18,856,077
City Gardens 333 LLC (1)(4)	28,303,628	28,307,408	14.00%	3,962,509	3,963,010
Orange Grove Property Investors, LLC (1)(4)	10,600,000	10,701,924	80.00%	8,480,000	8,561,523
RS JZ Driggs, LLC (1)	8,544,513	8,629,929	50.00%	4,272,257	4,314,965
Stonewall Station Mezz LLC (1)(4)	10,442,567	10,537,512	44.00%	4,594,730	4,635,937
The Bristol at Southport, LLC (2)(4)	23,500,000	23,682,536	21.28%	5,000,000	5,038,837
	$167,891,127	$168,649,216		$71,266,303	$71,581,897
________________
(1)Participant is Terra Fund 6.
(2)Participant is a third-party.
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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of December 31, 2021 and 2020:

			Transfers Treated as Secured Borrowing as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$49,954,068	$50,264,568	69.11%	$34,521,104	$34,586,129
	$49,954,068	$50,264,568		$34,521,104	$34,586,129

			Transfers Treated as Secured Borrowing as of December 31, 2020
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$26,454,910	$26,407,494	69.11%	$18,281,848	$18,187,663
	$26,454,910	$26,407,494		$18,281,848	$18,187,663

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
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of December 31, 2021, the Company was in compliance with the covenants included in the Indenture.

The table below presents detailed information regarding the unsecured notes payable at December 31, 2021:

	December 31, 2021
	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$81,856,799	$85,210,125
_______________
(1)Amount is net of unamortized issue discount of $2.4 million and unamortized deferred financing costs of $0.9 million.

Revolving Line of Credit

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit was scheduled to mature on March 12, 2023. On January 4, 2022, the Company amended the Revolving Line of Credit and the Security Agreement to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of December 31, 2021, the Company is in compliance with these covenants.

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

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of December 31, 2021:

	December 31, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$17,540,875	$17,669,303	$17,781,285	$12,278,613
606 Fayetteville LLC and 401 E. Lakewood LLC	16,829,962	16,935,803	16,974,601	10,312,187
Austin H. I. Borrower LLC	13,625,000	13,725,690	13,735,569	7,493,750
D-G Acquistion #6, LLC and D-G Quimisa, LLC	8,607,092	8,605,341	8,645,413	6,024,965
The Lux Washington, LLC	3,523,401	3,382,683	3,553,330	2,466,380
	$60,126,330	$60,318,820	$60,690,198	$38,575,895

For the year ended December 31, 2021, the Company received proceeds from the Revolving Line of Credit of $38.6 million and did not make any repayments.

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

The stated maturity date of the Debt was March 14, 2025. On February 18, 2022, the Company refinanced the Term Loan with a new repurchase agreement (see Note 12). The Term Loan bore interest at a variable rate initially equal to LIBOR (the “Benchmark Rate”) (but not less than 1.0% per annum), plus a margin of 4.25% per annum (plus 0.50% on and after the payment date in October 2022, plus 0.25% on and after the payment date in October 2023), payable each month, on the day specified in the Indenture and Credit Agreement beginning in September 2020 (each a “Payment Date”).

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

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the “Guaranty”) in favor of Goldman, pursuant to which the Company guarantees the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guarantees the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company is required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. On February 18, 2022, the Company refinanced the Term Loan with a new repurchase agreement (see Note 12) and expects continued covenant compliance under the terms of the new repurchase agreement. As of December 31, 2020, the Company was in compliance with these covenants.

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

The principal and interest on the Term Loan are repaid before repayment of the principal on the Class B Notes on each payment date of each month in accordance with the priority of payments as set forth in the Indenture and Credit Agreement, beginning in September 2020. Such payments are subject to certain fees for taxes, filings and administrative expenses. Upon the occurrence of a Term Loan Principal Trigger Event (as defined below), 100% of the payment of the principal proceeds are applied to the Term Loan principal after payment of certain fees and other amounts as described in the Indenture and Credit Agreement. A “Term Loan Principal Trigger Event” means as of any date of determination, an event that will be deemed to have occurred on the first date on which the aggregate principal balance of the Mortgage Assets is less than or equal to the product of (x) 75% multiplied by (y) the aggregate principal balance of the Mortgage Assets as of the closing date, plus any future advances made on such Mortgage Assets prior to such date of determination. As of December 31, 2021 and 2020, there was no Term Loan Principal Trigger Event. The Class B Notes and the Term Loan are redeemable by the Issuer upon the occurrence of certain tax events in accordance with the terms and provisions of the Indenture and Credit Agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of December 31, 2021 and 2020:

	December 31, 2021
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,902,354	$22,594,654	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	53,289,288	53,536,884	52,031,363	31,283,661
AGRE DCP Palm Springs, LLC	43,222,381	43,669,992	43,829,842	23,146,265
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,124	18,055,377	10,800,000
University Park Berkeley, LLC	25,815,378	25,991,962	26,015,500	14,853,544
	$163,127,047	$164,142,316	$162,526,736	$93,763,470

	December 31, 2020
	Mortgage Assets			Borrowings Under the Term Loan (1)(2)
	Principal Amount	Carrying Value	Fair Value
330 Tryon DE LLC	$22,800,000	$22,901,294	$22,869,879	$13,680,000
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	50,808,453	51,068,554	50,982,247	29,897,848
AGRE DCP Palm Springs, LLC	45,294,097	45,506,051	45,519,030	24,894,939
MSC Fields Peachtree Retreat, LLC	23,308,334	23,437,198	23,428,860	13,985,001
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,039,456	17,994,495	10,800,000
University Park Berkeley, LLC	23,990,786	24,131,808	24,162,710	14,326,663
	$184,201,670	$185,084,361	$184,957,221	$107,584,451
_______________
(1)Borrowings under the Term Loan bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00%, or 5.25% as of both December 31, 2021 and 2020, using LIBOR of 0.10% and 0.14%, respectively.
(2)The maturity of the Term Loan is March 14, 2025, however the maturity of each borrowing under the Term Loan matches the maturity of the respective Mortgage Asset.

For the year ended December 31, 2021, the Company received proceeds from borrowings under the Term Loan of $2.8 million and made repayment of $16.6 million. As of December 31, 2021, the remaining amount for Committed Advances and discretionary advances was $0.4 million and $6.6 million, respectively.

Repurchase Agreements

UBS Master Repurchase Agreement

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

Advances under the UBS Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 1.60% to 1.85%, and have a maturity date of November 7, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the UBS Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the UBS Master Repurchase Agreement annually thereafter on mutually agreeable terms. In connection with the UBS Master Repurchase Agreement, the Company incurred deferred financing costs of $0.6 million, which are being amortized to interest expense over the term of the facility.

The UBS Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the credit of the underlying assets purchased under the UBS Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”). The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of December 31, 2021, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of December 31, 2021:

	December 31, 2021
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,384,000	$40,089,153	$40,130,448	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,420,056	28,851,547	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
	$67,384,000	$68,509,209	$68,981,995		$44,569,600

For the year ended December 31, 2021, the Company borrowed $44.6 million under the UBS Master Repurchase Agreement for the financing of new and follow-on investments, and did not make any repayments.

Goldman Master Repurchase Agreement

On December 12, 2018, Terra Mortgage Capital I, LLC entered into an Uncommitted Master Repurchase Agreement (the “Goldman Master Repurchase Agreement”) with Goldman Sachs Bank USA. The Goldman Master Repurchase Agreement provided for advances of up to $150.0 million in the aggregate, which the Company used to finance certain secured performing commercial real estate loans.

    Advances under the Goldman Master Repurchase Agreement accrued interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and had a maturity date of December 12, 2020. The actual terms of financing for each asset was determined at the time of financing in accordance with the Goldman Master Repurchase Agreement.

The Goldman Master Repurchase Agreement contained margin call provisions that provide Goldman with certain rights in the event of a decline in the market value of the assets purchased under the Goldman Master Repurchase Agreement. Upon the occurrence of a margin deficit event, Goldman required the Seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. For the period from January 1, 2020 to the date of the termination of the Goldman Master Repurchase Agreement on September 3, 2020, the Company received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the Goldman Master Repurchase Agreement.

    On September 3, 2020, the Company terminated the Goldman Master Repurchase Agreement and replaced it with the Term Loan as described above. In connection with the termination of the Goldman Master Repurchase Agreement, the Issuer repurchased all of its assets sold to Goldman pursuant to the Goldman Master Repurchase Agreement with the proceeds from the Term Loan, and Goldman released all security interests in such assets. In addition, Goldman unconditionally released the

Company from, and terminated, the Guarantee Agreement in favor of Goldman, dated as of December 12, 2018, which provided for the guarantee by the Company of the obligations of the Issuer under the Goldman Master Repurchase Agreement, subject to certain exceptions and limitations.

For the year ended December 31, 2020, the Company received proceeds from borrowings under the Goldman Master Repurchase Agreement of $22.9 million and made repayments of $104.0 million.

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

    For the year ended December 31, 2020, the Company received proceeds $35.0 million from borrowings under the Revolving Credit Facility, all of which were repaid in the same period.

Mortgage Loan Payable

    As of December 31, 2021, the Company had a $32.0 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of December 31, 2021 and 2020:

			December 31, 2021			December 31, 2020
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$31,962,692	$32,134,295	$46,067,129	$44,020,225	$44,117,293	$49,533,733

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2021 are as follows:

Years Ending December 31,	Total
2022	$31,962,692
2023	38,575,895
2024	100,333,261
2025	37,999,809
2026	85,125,000
Thereafter	—
293,996,657
Unamortized deferred financing costs	(5,904,421)
Total	$288,092,236

     At December 31, 2021 and 2020, the unamortized deferred debt issuance costs were $5.9 million and $2.2 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of December 31, 2021 and 2020, obligations under participation agreements had a carrying value of approximately $42.2 million and $71.6 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $101.0 million and $168.6 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of December 31, 2021 and 2020, secured borrowing had a carrying value of approximately $34.6 million and $18.2 million, and the carrying value of the loan that is associated with the secured borrowing was $50.3 million and $26.4 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 10.4% and 10.2% as of December 31, 2021 and 2020, respectively.

Note 10. Commitments and Contingencies

Impact of COVID-19

    The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. As of December 31, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic, however as the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $71.8 million and $67.9 million as of December 31, 2021 and 2020, respectively. The Company expects to maintain sufficient cash on hand to fund such unfunded commitments, primarily through matching these commitments with principal repayments on outstanding loans.

Unfunded Investment Commitment

As discussed in Note 7, On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of December 31, 2021 and 2020, the unfunded investment commitment was $15.1 million and $14.1 million, respectively.

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

Note 11. Equity

Earnings Per Share

The following table presents earnings per share for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net (loss) income	$(12,355,727)	$5,255,730
Series A preferred stock dividend declared	(15,624)	(15,624)
Net (loss) income allocable to common stock	$(12,371,351)	$5,240,106
Weighted-average shares outstanding - basic and diluted	19,487,460	18,813,066
(Loss) earnings per share - basic and diluted	$(0.63)	$0.28

Preferred Stock Classes

Preferred Stock

    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2021 and 2020, there were no Preferred Stock issued or outstanding.

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

Common Stock

As discussed in Note 3, on March 1, 2020, TPT2 merged with and into the Company with the Company continuing as the surviving corporation. In connection with the Merger, the Company issued 2,116,785.76 shares of common stock of the Company to Terra Fund 7, the sole stockholder of TPT2, as consideration in the Merger. In addition, on March 2, 2020, the Company issued 2,457,684.59 shares of common stock of the Company in exchange for the settlement of certain participation interests in loans held by the Company and cash. As described in Note 3, Terra Fund 7 contributed the shares of the Company’s common stock received as consideration in the Merger to Terra JV and became a co-managing member of Terra JV pursuant to the JV Agreement. The JV Agreement and related stockholders agreement between Terra JV and the Company, dated March 2, 2020, provide for the joint approval of Terra Fund 5 and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and the Company. As of December 31, 2021, Terra JV owns 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT, and Terra Fund 5 and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV.

    On September 30, 2019, the Company issued 212,691 shares of its common stock to Terra Offshore REIT at a price of $17.02 per share for total proceeds of $3.6 million. On April 29, 2020, the Company repurchased, at a price of $17.02 per share, the 212,691 shares it previously sold to Terra Offshore REIT (Note 8).

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

    For the years ended December 31, 2021 and 2020, the Company made distributions to Terra 5, Terra JV and Terra Offshore REIT totaling $17.1 million and $21.2 million, respectively, of which $14.6 million and $16.0 million were returns of capital, respectively. Additionally, for each of the years ended December 31, 2021 and 2020, the Company made distributions to preferred stockholders of $15,624.

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2021 and 2020, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2021	2020
Ordinary income	$0.07	$0.48
Capital gain	0.06	—
Return of capital	0.75	0.68
	$0.88	$1.16

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the one described below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On February 18, 2022, Terra Mortgage Capital I, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase and Securities Contract Agreement (the “Repurchase Agreement”) with Goldman Sachs Bank USA ( the “Buyer”). The Repurchase Agreement provides for advances of up to $200.0 million in the aggregate, which the Company expects to use to finance the originations of certain secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans. The Repurchase Agreement replaced the Term Loan, at which time all Mortgage Assets under the Term Loan were assigned as purchased assets under the Repurchase Agreement.

Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) Term SOFR (subject to underlying loan floors on a case-by-case basis) and (ii) the applicable spread, which ranges from 1.75% to 3.00%, and have a maturity date of February 18, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the Repurchase Agreement for another 12-month term.

The Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in debt yield, loan-to-value ratio, and value of the underlying loans purchased under the Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “Guarantee Agreement”), pursuant to which the Company will guarantee the obligations of the Seller under the Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Repurchase Agreement will not exceed 25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2021

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Decrease in Net Investment (1)	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Office building in Santa Monica, CA	$31,962,692	$—	$51,308,076	$2,508,533	$—	$—	$53,816,609	$53,816,609	$5,491,541	2002-2004	July 30, 2018	40 years
Land in Conshohocken, PA	—	14,703,359	—	242,071	(4,945,430)	10,000,000	—	10,000,000	—	N/A	January 9, 2019	N/A
	$31,962,692	$14,703,359	$51,308,076	$2,750,604	$(4,945,430)	$10,000,000	$53,816,609	$63,816,609	$5,491,541
___________________________
(1)For the year ended December 31, 2019, the Company recorded an impairment charge of $1.5 million on the land in order to reduce the carrying value of the land to its estimated fair value, which was the then estimated selling price less the cost of sale. For the year ended December 31, 2021, the Company recorded another impairment charge of $3.4 million to reflect the current estimated selling price less the cost of sale.

At December 31, 2021, the aggregate cost of real estate for federal income tax purposes was $57.6 million.

    The changes in total real estate assets and accumulated depreciation for the year ended December 31, 2021 are as follows:

	Real Estate Asset		Accumulated Depreciation
	Year Ended December 31, 2021		Year Ended December 31, 2021
Balance, beginning of year	$67,212,039	Balance, beginning of year	$3,826,700
Acquisition through foreclosure	—	Depreciation for the year	1,664,841
Improvements	—	Balance, end of year	$5,491,541
Impairment charge	(3,395,430)
Balance, end of year	$63,816,609

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2021

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Mezzanine Loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	9/6/2027	Interest Only	$—	$7,000,000	$7,000,000
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	1/6/2024	Interest Only	—	3,000,000	3,145,614
UNIJ Sole Member, LLC (3)	US - CA	Mixed-use	15.0%	6/1/2027	Interest Only	—	7,444,357	7,477,190
							17,444,357	17,622,804
First Mortgages:
14th & Alice Street Owner, LLC	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4/15/2024	Interest Only	—	39,384,000	40,089,153
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP	US - GA	Office	LIBOR + 4.5%	8/10/2024	Interest Only	—	53,289,288	53,536,884
330 Tryon DE LLC	US - NC	Office	LIBOR + 4.25% (0.1% Floor)	3/1/2024	Interest Only	—	22,800,000	22,902,354
606 Fayetteville LLC and 401 E. Lakewood LLC	US - NC	Land	9.0%	8/1/2024	Interest Only	—	16,829,962	16,935,803
870 Santa Cruz, LLC	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	12/15/2025	Interest Only	—	17,540,875	17,669,303
AGRE DCP Palm Springs, LLC	US - CA	Hotel - full/select service	LIBOR +5.0% (1.8% Floor)	1/1/2025	Interest Only	—	43,222,381	43,669,992
Austin H. I. Borrower LLC (4)	US - TX	Hotel - full/select service	LIBOR +7.5% (0.25% Floor)	10/1/2026	Interest Only	—	13,625,000	13,725,690
D-G Acquistion #6, LLC and D-G Quimisa, LLC	US - CA	Land	LIBOR +7.0% (0.25% Floor)	7/21/2025	Interest Only	—	8,607,092	8,605,341
Hillsborough Owners LLC (5)	US - NC	Mixed-use	LIBOR +8.0% (0.25% Floor)	11/1/2024	Interest Only	—	4,863,009	4,866,542
NB Factory TIC 1, LLC	US - UT	Student housing	LIBOR +5.0% (0.25% Floor)	3/5/2024	Interest Only	—	28,000,000	28,420,056
Patrick Henry Recovery Acquisition, LLC	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	12/1/2024	Interest Only	—	18,000,000	18,041,124
The Lux Washington, LLC	US - WA	Land	LIBOR + 7.0% (0.75% Floor)	1/22/2026	Interest Only	—	3,523,401	3,382,683
University Park Berkeley, LLC	US - CA	Multifamily	LIBOR + 4.2% (1.5% Floor)	3/1/2025	Interest Only	—	25,815,378	25,991,962
Windy Hill PV Five CM, LLC	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	9/20/2023	Interest Only	—	49,954,068	50,264,568
							345,454,454	348,101,455

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate (Continued)
As of December 31, 2021

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Preferred equity investments:
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	1/9/2025	Interest Only	$—	$60,012,639	$60,012,639
REEC Harlem Holdings Company LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	3/9/2025	Interest Only	—	16,633,292	16,633,292
RS JZ Driggs, LLC (6)(7)(9)	US - NY	Multifamily	12.3%	8/1/2021	Interest Only	—	15,606,409	15,754,641
							92,252,340	92,400,572
Credit facility:
William A. Shopoff & Cindy I. Shopoff (6)(7)	US-CA	Industrial	15.0%	4/4/2023	Interest Only		25,000,000	25,206,964
							25,000,000	25,206,964

Allowance for loan losses							—	(13,658,481)
Total investments							$480,151,151	$469,673,314

___________________________
(1)All of the Company’s loans have a prepayment penalty provision.
(2)Maximum maturity date assumes all extension options are exercised.
(3)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by the Manager (Note 8).
(4)In September 2021, the Company refinanced a previously-defaulted mezzanine loan with a new first mortgage. This refinancing was accounted for as a troubled debt restructuring and the Company recognized a loss of $0.3 million on the restructuring.
(5)Participation interest is with Terra Fund 6, an affiliated fund advised by the Terra Income Advisors, an affiliate of the Company’s sponsor and Manager (Note 8).
(6)The loan participations from the Company do not qualify for sale accounting under ASC 860 and therefore, the gross amount of these loans remain in Schedule IV. See “Obligations under Participation Agreements” in Note 9 and “Transfers of Participation Interest by the Company” in Note 8 in the accompanying notes to the consolidated financial statements.
(7)The Company sold a portion of its interest in this loan through a participation agreement to Terra Fund 6 (Note 8).
(8)The Company recorded a specific allowance for loan loss of $12.8 million on this loan as a result of a decline in the value of the collateral (Note 4).
(9)This loan is in maturity default. The Company has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2021

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2021
Balance, beginning of year	$422,280,515
Additions during the period:
New mortgage loans	252,437,733
PIK interest	1,955,109
Accrual, payment and accretion of investment-related fees and other, net	1,397,519
Deductions during the period:
Collections of principal	(196,780,456)
Provision for loan losses	(10,904,163)
Amortization of premium	(61,390)
Realized loss on loan repayments	(651,553)
Balance, end of year	$469,673,314

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2022

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board and Chief Executive Officer	March 11, 2022
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 11, 2022
Gregory M. Pinkus

/s/ Roger H. Beless	Director	March 11, 2022
Roger H. Beless

/s/ Michael L. Evans	Director	March 11, 2022
Michael L. Evans