Form 10-Q
period 2022-03-31
Terra Property Trust, Inc.
filed 2022-05-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2022, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$9,858,153	$35,783,956
Restricted cash	8,058,767	7,411,811
Cash held in escrow by lender	7,651,900	7,902,880
Marketable securities	510,151	1,310,000
Loans held for investment, net	545,081,696	457,329,582
Loans held for investment acquired through participation, net	12,937,304	12,343,732
Equity investment in unconsolidated investments	91,662,090	69,713,793
Real estate owned, net (Note 5)
Land, building and building improvements, net	47,908,857	58,325,068
Lease intangible assets, net	6,145,077	7,451,771
Assets held for sale	8,395,011	—
Operating lease right-of-use asset	27,391,012	27,394,936
Interest receivable	3,020,009	2,463,037
Due from related party	—	2,605,639
Other assets	3,976,018	3,505,953
Total assets	$772,596,045	$693,542,158
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$—	$91,940,062
Unsecured notes payable, net of debt issuance cost	82,010,107	81,856,799
Repurchase agreements payable, net of deferred financing fees	173,698,002	43,974,608
Obligations under participation agreements (Note 7 )	58,587,148	42,232,027
Mortgage loan payable, net of deferred financing fees and other	31,963,840	32,134,295
Revolving line of credit payable, net of deferred financing fees	64,414,007	38,186,472
Secured borrowing	37,503,542	34,586,129
Interest reserve and other deposits held on investments	8,058,767	7,411,811
Operating lease liability	27,391,012	27,394,936
Lease intangible liabilities, net (Note 5)	9,426,358	9,709,710
Due to Manager (Note 7)	3,462,062	2,388,317
Interest payable	1,450,843	1,879,626
Accounts payable and accrued expenses	1,581,660	1,264,131
Unearned income	364,630	449,690
Distributions payable	3,906	—
Other liabilities	3,491,971	4,289,967
Total liabilities	503,407,855	419,698,580
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at March 31, 2022 December 31, 2021	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at March 31, 2022 and December 31, 2021	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(104,575,357)	(99,919,969)
Total equity	269,188,190	273,843,578
Total liabilities and equity	$772,596,045	$693,542,158
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Interest income	$8,882,151	$8,120,949
Real estate operating revenue	2,979,454	2,011,641
Other operating income	250,665	156,662
	12,112,270	10,289,252
Operating expenses
Operating expenses reimbursed to Manager	1,928,563	1,342,758
Asset management fee	1,488,095	1,156,543
Asset servicing fee	349,329	273,207
Provision for loan losses	50,296	276,020
Real estate operating expenses	1,217,963	971,315
Depreciation and amortization	1,718,372	931,725
Impairment charge	1,604,989	—
Professional fees	742,518	520,419
Directors fees	36,252	36,250
Other	83,421	71,488
	9,219,798	5,579,725
Operating income	2,892,472	4,709,527
Other income and expenses
Interest expense from obligations under participation agreements	(1,075,109)	(1,880,081)
Interest expense on repurchase agreement payable	(755,826)	—
Interest expense on mortgage loan payable	(518,617)	(686,150)
Interest expense on revolving line of credit	(524,294)	(17,846)
Interest expense on term loan payable	(164,969)	(1,672,768)
Interest expense on unsecured notes payable	(1,430,183)	—
Interest expense on secured borrowing	(552,785)	(299,805)
Net unrealized losses on marketable securities	(99,044)	(14,608)
Income from equity investment in unconsolidated investments	1,419,335	1,337,827
Realized gains on marketable securities	51,133	—
	(3,650,359)	(3,233,431)
Net (loss) income	$(757,887)	$1,476,096
Series A preferred stock dividend declared	(3,906)	(3,906)
Net (loss) income allocable to common stock	$(761,793)	$1,472,190

(loss) earnings per share — basic and diluted	$(0.04)	$0.08

Weighted-average shares — basic and diluted	19,487,460	19,487,460

Distributions declared per common share	$0.20	$0.20

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(104,575,357)	$269,188,190

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,476,096	1,476,096
Balance at March 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(72,859,887)	$300,903,660

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(757,887)	$1,476,096
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Paid-in-kind interest income, net	—	(224,197)
Depreciation and amortization	1,718,516	931,725
Provision for loan losses	50,296	276,020
Impairment charge	1,604,989	—
Amortization of net purchase premiums on loans	15,348	15,348
Straight-line rent adjustments	359,056	(12,008)
Amortization of deferred financing costs	520,991	172,692
Amortization of discount on unsecured notes payable	113,147	—
Amortization of above- and below-market rent intangibles	(246,375)	(84,555)
Amortization and accretion of investment-related fees, net	(195,932)	—
Amortization of above-market rent ground lease	(32,588)	(32,588)
Realized gains on marketable securities	(51,133)	—
Net unrealized losses on marketable securities	99,044	14,608
Income from equity investment in excess of distributions received	(1,119,913)	(1,337,827)
Changes in operating assets and liabilities:
Interest receivable	(556,972)	(472)
Due from related party	2,605,639	—
Other assets	(705,897)	(528,133)
Due to Manager	336,805	93,228
Unearned income	261,193	(391,727)
Interest payable	(428,783)	27,716
Accounts payable and accrued expenses	317,529	(2,146,110)
Other liabilities	(797,996)	(6,964)
Net cash provided by (used in) operating activities	3,109,077	(1,757,148)
Cash flows from investing activities:
Origination and purchase of loans	(88,119,821)	(14,410,706)
Proceeds from repayments of loans	750,000	31,531,804
Purchase of equity interests in unconsolidated investments	(21,164,384)	(12,907,725)
Distributions in excess of net income	336,000	—
Purchase of marketable securities	—	(4,979,088)
Proceeds from sale of marketable securities	628,715	—
Net cash used in investing activities	(107,569,490)	(765,715)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Repayments of obligations under participation agreements	—	(3,962,509)
Proceeds from obligations under participation agreements	15,863,187	3,520,514
Proceeds from borrowings under repurchase agreement	131,949,549	—
Proceeds from borrowings under revolving line of credit	26,377,654	8,030,611
Distributions paid	(3,893,595)	(3,893,595)
Repayment of borrowings under the term loan	(93,763,471)	(2,600,000)
Proceeds from secured borrowing	2,850,520	3,751,680
Repayment of mortgage principal	(204,967)	(3,423,245)
Proceeds from borrowings under the term loan	—	1,469,656
Change in interest reserve and other deposits held on investments	646,956	(5,049,067)
Payment of financing costs	(895,247)	(641,446)
Net cash provided by (used in) financing activities	78,930,586	(2,797,401)
Net decrease in cash, cash equivalents and restricted cash	(25,529,827)	(5,320,264)
Cash, cash equivalents and restricted cash at beginning of period	51,098,647	32,920,323
Cash, cash equivalents and restricted cash at end of period (Note 2)	$25,568,820	$27,600,059

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$4,920,363	$4,094,327

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of March 31, 2022, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”).

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

The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting (see Note 4).

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

Notes to Unaudited Consolidated Financial Statements

Assets Held for Sale

The Company generally classifies real estate assets as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied, the Company received a non-refundable deposit, and it is probable that the disposition will occur within one year.

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$9,858,153	$18,464,161
Restricted cash	8,058,767	7,096,549
Cash held in escrow by lender (1)	7,651,900	2,039,349
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$25,568,820	$27,600,059
_______________
(1)The Company has a cash management account with the lender to collect rental payment on the property used as collateral for a mortgage loan payable. As of March 31, 2022, approximately $3.8 million of the cash in the account was available for operational needs.

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

Term Loan

    The Company previously financed certain of its senior loans through borrowings under an indenture and credit agreement. The Company accounted for the borrowings as a term loan, which was carried at the contractual amount (cost), net of unamortized deferred financing fees. On February 18, 2022, the Company refinanced the Term Loan (as defined below) with a new repurchase agreement. See “Term Loan” in Note 8 for additional information.

Repurchase Agreements

The Company finances certain of its senior loans held for investment through repurchase transactions under master repurchase agreements. The Company accounts for the repurchase transactions as secured borrowing transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Repurchase Agreements” in Note 8 for additional information.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of March 31, 2022, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2018-2020 federal tax returns remain subject to examination by the Internal Revenue Service.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of March 31, 2022 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Note 3. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	7	18	25	6	15	21
Principal balance	$97,914,340	$469,606,633	$567,520,973	$74,880,728	$405,270,423	$480,151,151
Carrying value	$99,264,597	$458,754,403	$558,019,000	$75,520,212	$394,153,102	$469,673,314
Fair value	$99,045,593	$457,961,364	$557,006,957	$75,449,410	$391,752,209	$467,201,619
Weighted-average coupon rate	12.92%	7.16%	8.15%	12.39%	7.01%	7.85%
Weighted-average remaining term (years)	1.98	1.32	1.44	1.93	1.45	1.53

Notes to Unaudited Consolidated Financial Statements

_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.45% and SOFR of 0.16% as of March 31, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of March 31, 2022 and December 31, 2021, amount included $351.1 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively (Note 8).
(3)As of March 31, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the three months ended March 31, 2022 and 2021:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	87,538,133	581,688	88,119,821
Principal repayments received	(750,000)	—	(750,000)
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees and other, net	1,029,625	11,884	1,041,509
Provision for loan losses	(50,296)	—	(50,296)
Balance, March 31, 2022	$545,081,696	$12,937,304	$558,019,000

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	14,410,706	—	14,410,706
Principal repayments received	(31,531,804)	—	(31,531,804)
PIK interest (1)	676,646	—	676,646
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees and other, net	526,081	(1,905)	524,176
Provision for loan losses	(276,020)	—	(276,020)
Balance, March 31, 2021	$401,776,723	$4,292,148	$406,068,871
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted $0.5 million for the three months ended March 31, 2021.

Notes to Unaudited Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$410,635,036	$413,619,050	74.1%	$345,454,454	$348,101,455	74.0%
Preferred equity investments	93,441,580	93,607,463	16.8%	92,252,340	92,400,572	19.7%
Credit facility	46,000,000	46,885,375	8.4%	25,000,000	25,206,964	5.4%
Mezzanine loans	17,444,357	17,615,889	3.2%	17,444,357	17,622,804	3.8%
Allowance for loan losses	—	(13,708,777)	(2.5)%	—	(13,658,481)	(2.9)%
Total	$567,520,973	$558,019,000	100.0%	$480,151,151	$469,673,314	100.0%

	March 31, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$229,192,520	$230,101,500	41.2%	$221,596,870	$222,426,872	47.3%
Multifamily	120,216,869	122,074,241	21.9%	80,805,787	81,835,756	17.4%
Industrial	67,571,608	67,606,537	12.1%	32,000,000	32,206,964	6.9%
Hotel - full/select service	56,918,328	57,520,720	10.3%	56,847,381	57,395,682	12.2%
Infill land	33,807,563	33,895,151	6.1%	28,960,455	28,923,827	6.2%
Student housing	31,000,000	31,667,292	5.7%	31,000,000	31,565,670	6.7%
Mixed use	28,814,085	28,862,336	5.2%	28,940,658	28,977,024	6.2%
Allowance for loan losses	—	(13,708,777)	(2.5)%	—	(13,658,481)	(2.9)%
Total	$567,520,973	$558,019,000	100.0%	$480,151,151	$469,673,314	100.0%

	March 31, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$241,635,304	$243,830,108	43.7%	$234,968,151	$237,015,597	50.4%
New York	93,441,580	93,607,463	16.8%	92,252,340	92,400,572	19.7%
Georgia	53,970,491	54,221,854	9.7%	53,289,288	53,536,884	11.4%
North Carolina	45,781,188	46,026,460	8.2%	44,492,971	44,704,699	9.5%
New Jersey	35,571,608	35,391,604	6.3%	—	—	—%
Utah	28,000,000	28,529,857	5.1%	28,000,000	28,420,056	6.1%
Washington	24,424,855	24,487,967	4.4%	3,523,401	3,382,683	0.7%
Pennsylvania	21,000,000	21,670,442	3.9%	—	—	—%
Texas	13,695,947	13,824,587	2.5%	13,625,000	13,725,690	2.9%
Massachusetts	7,000,000	7,000,000	1.3%	7,000,000	7,000,000	1.5%
South Carolina	3,000,000	3,137,435	0.6%	3,000,000	3,145,614	0.7%
Allowance for loan losses	—	(13,708,777)	(2.5)%	—	(13,658,481)	(2.9)%
Total	$567,520,973	$558,019,000	100.0%	$480,151,151	$469,673,314	100.0%

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

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,041,590	4.4%	2	25,000,000	25,041,124	5.2%
3	19	435,383,446	439,254,137	76.8%	15	349,273,811	352,164,409	72.9%
4	1	60,583,057	60,583,057	10.6%	1	60,012,639	60,012,639	12.4%
5	—	—	—	—%	—	—	—	—%
Other (1)	3	46,554,470	46,848,993	8.2%	3	45,864,701	46,113,623	9.5%
	25	$567,520,973	571,727,777	100.0%	21	$480,151,151	483,331,795	100.0%
Allowance for loan losses			(13,708,777)				(13,658,481)
Total, net of allowance for loan losses			$558,019,000				$469,673,314
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectability individually. As of both March 31, 2022 and December 31, 2021, the specific allowance for loan losses on these loans were $12.8 million, as a result of a decline in the fair value of the respective collateral.

    As of March 31, 2022, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.01 million for the three months ended March 31, 2022. As of March 31, 2021, the Company had three loans with a loan risk rating of “4” and one loan with a loan risk rating of “5” and recorded general allowance for loan losses of $0.04 million for the three months ended March 31, 2021. Additionally, as of March 31, 2022 and 2021, the Company had three and one loans, respectively, deemed impaired and recorded specific allowance for loan losses of $0.04 million and $0.2 million, respectively, as a result of a decline in the value of the underlying collateral.

The following table presents the activity in the Company’s allowance for loan losses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Allowance for loan losses, beginning of period	$13,658,481	$3,738,758
Provision for loan losses	50,296	276,020
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$13,708,777	$4,014,778

As of both March 31, 2022 and December 31, 2021, the Company had one loan that was in maturity default. Additionally, for the three months ended March 31, 2022 and 2021, the Company suspended interest income accrual of $1.1 million and $0.7 million on two loans, respectively, because recovery of such income was doubtful.

Troubled Debt Restructuring

As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million.

Due to financial difficulty resulting from the COVID-19 pandemic, a borrower defaulted on interest payments in May 2020 on a $3.5 million mezzanine loan, and the Company subsequently suspended the interest accrual. The Company purchased the

Notes to Unaudited Consolidated Financial Statements

senior loan from a third-party lender on September 3, 2021 in order to facilitate a refinancing. Subsequently on September 23, 2021, the senior and mezzanine loans were refinanced and the Company issued a new senior loan with a committed amount of $14.7 million, of which $13.6 million was funded at closing. The concession granted in the refinancing was the forgiveness of principal and accrued interest of $1.3 million on the mezzanine loan, of which $1.0 million was previously recorded as an allowance for loan losses, in addition to $0.4 million of nonaccrual interest. The Company classified the refinancing as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$18,503,470
Post-modified recorded carrying value (1)	$13,625,000
_______________
(1)As of March 31, 2022, the principal balance of this loan was $13.7 million and the carrying value of this loan, which includes the present value of the exit fee, was $13.8 million. There is no allowance for loan losses recorded for this new senior loan.

Once classified as a TDR, the new senior loan is classified as an impaired loan until it is extinguished and the carrying value is evaluated at each reporting date for collectability based on the fair value of the underlying collateral. Since the fair value of the collateral is greater than the carrying value of the new senior loan, no specific allowance was recorded as of March 31, 2022. For the three months ended March 31, 2022, interest income from the new senior loan was $0.3 million. In April 2022, this loan was repaid in full.

Note 4. Equity Investment in Unconsolidated Investments

The Company owns interests in a limited partnership and three joint ventures. The Company accounts for its interests in these investments under the equity method of accounting (Note 2). The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of March 31, 2022 and December 31, 2021, the unfunded commitment was $16.4 million and $15.1 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of March 31, 2022 and December 31, 2021, the Company owned 44.2% and 50.0% of the equity interest in RESOF, respectively. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in RESOF was $40.2 million and $40.5 million, respectively. For both the three months ended March 31, 2022 and 2021, the Company recorded equity income from RESOF of $1.3 million and did not receive any distributions from RESOF.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2022	December 31, 2021
Investments at fair value (cost of $117,829,371 and $107,261,022, respectively)	$119,003,881	$108,359,898
Other assets	15,892,206	5,484,087
Total assets	134,896,087	113,843,985
Revolving line of credit, net of financing costs	16,834,326	14,909,717
Obligations under participation agreement (proceeds of $15,523,107 and $14,252,357, respectively)	15,637,326	14,351,617
Other liabilities	13,361,069	5,296,603
Total liabilities	45,832,721	34,557,937
Partners’ capital	$89,063,366	$79,286,048

	Three Months Ended March 31,
	2022	2021
Total investment income	$4,844,664	$2,042,100
Total expenses	1,293,316	471,212
Net investment income	3,551,348	1,570,888
Unrealized appreciation on investments	69,051	53,697
Net increase in partners' capital resulting from operations	$3,620,399	$1,624,585

Equity Investment in Joint Ventures

As of March 31, 2022, the Company owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. The following table presents the Company’s ownership interests in its equity investments in the joint ventures and their respective carrying values:

		Ownership Interest at March 31, 2022	Carrying Value at
Entity	Co-owner		March 31, 2022	December 31, 2021
LEL Arlington JV LLC	Third party	80%	$23,962,388	$23,949,044
LEL NW 49th JV LLC	Third party	80%	4,838,353	5,306,467
TCG Corinthian FL Portfolio JV LLV (1)	Third Party	90%	22,615,435	—
			$51,416,176	$29,255,511
_______________
(1)This investment was purchased in March 2022.

Notes to Unaudited Consolidated Financial Statements

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	March 31, 2022	December 31, 2021
Net investments in real estate	$198,906,122	$115,636,424
Other assets	9,730,764	4,856,249
Total assets	208,636,886	120,492,673
Mortgage loan payable	145,641,352	83,445,235
Other liabilities	1,887,030	1,305,572
Total liabilities	147,528,382	84,750,807
Members’ capital	$61,108,504	$35,741,866

	Three Months Ended March 31,
	2022	2021
Revenues	$2,450,438	$—
Operating expenses	(816,681)	—
Depreciation expense	(690,831)	$—
Interest expense	(1,085,561)	$—
Unrealized gains	235,511	$—
Net income	$92,876	$—

For the three months ended March 31, 2022, the Company recorded equity income from the joint ventures of $0.1 million and received distributions from the joint ventures of $0.3 million. There was no such equity income or loss recorded or distributions received for the three months ended March 31, 2021. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Note 5. Real Estate Owned, Net

Real Estate Activities

2022 — For the three months ended March 31, 2022, the Company recorded an impairment charge of $1.6 million on the 4.9 acres of adjacent land located in Pennsylvania to reduce the carrying value of the land to its estimated fair value, which is based on the selling price in the Agreement of Sale. The sale is expected to close in the second quarter of 2022. As the asset satisfied all the requirements to be classified as held-for-sale, on March 31, 2022, the Company reclassified the land from Real estate owned to Assets held for sale on the consolidated balance sheets.

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

In December 2021, the Company recorded an impairment charge of $3.4 million on the 4.9 acres of adjacent land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land (1)	$—	$—	$—	$10,000,000	$—	$10,000,000
Building and building improvements	51,725,969	(4,741,596)	46,984,373	51,725,969	(4,418,305)	47,307,664
Tenant improvements	1,854,640	(1,016,689)	837,951	1,854,640	(947,369)	907,271
Furniture and fixtures	236,000	(149,467)	86,533	236,000	(125,867)	110,133
Total real estate	53,816,609	(5,907,752)	47,908,857	63,816,609	(5,491,541)	58,325,068
Lease intangible assets:
In-place lease	14,982,538	(8,929,631)	6,052,907	14,982,538	(7,627,326)	7,355,212
Above-market rent	156,542	(64,372)	92,170	156,542	(59,983)	96,559
Total intangible assets	15,139,080	(8,994,003)	6,145,077	15,139,080	(7,687,309)	7,451,771
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,746,889	(1,008,033)	(2,754,922)	1,496,125	(1,258,797)
Above-market ground lease	(8,896,270)	477,945	(8,418,325)	(8,896,270)	445,357	(8,450,913)
Total intangible liabilities	(11,651,192)	2,224,834	(9,426,358)	(11,651,192)	1,941,482	(9,709,710)
Total real estate	$57,304,497	$(12,676,921)	$44,627,576	$67,304,497	$(11,237,368)	$56,067,129
_______________
(1)The land was reclassified as held-for-sale as of March 31, 2022.

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Real estate operating revenues:
Lease revenue	$1,754,561	$1,805,874
Other operating income	1,224,893	205,767
Total	$2,979,454	$2,011,641
Real estate operating expenses:
Utilities	$45,334	$33,992
Real estate taxes	346,432	346,354
Repairs and maintenances	157,416	145,246
Management fees	67,868	61,325
Lease expense, including amortization of above-market ground lease (1)	487,163	283,538
Other operating expenses	113,750	100,860
Total	$1,217,963	$971,315
_______________

Notes to Unaudited Consolidated Financial Statements

(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $0.5 million for the three months ended March 31, 2021 and total real estate operating expenses would have been $1.2 million for the three months ended March 31, 2021.

Leases

    As of March 31, 2022, the Company owned a multi-tenant office building that was leased to four tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 64.6 years as of March 31, 2022, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at March 31, 2022 are as follows:

Years Ending December 31,	Total
2022 (April 1 through December 31)	$5,357,817
2023	4,235,538
2024	4,380,043
2025	792,925
2026	816,724
2027	598,943
Thereafter	1,815,497
Total	$17,997,487

Notes to Unaudited Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at March 31, 2022, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2022 (April 1 through December 31)	$(680,178)	$3,654,609	$(97,761)	$2,876,670
2023	(139,056)	1,093,878	(130,348)	824,474
2024	(139,056)	1,093,878	(130,348)	824,474
2025	17,556	87,121	(130,348)	(25,671)
2026	17,556	87,121	(130,348)	(25,671)
2027	7,315	36,300	(130,348)	(86,733)
Thereafter	—	—	(7,668,824)	(7,668,824)
Total	$(915,863)	$6,052,907	$(8,418,325)	$(3,281,281)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	March 31, 2022	December 31, 2021
Operating lease
Operating lease right-of-use asset	$27,391,012	$27,394,936
Operating lease liability	$27,391,012	$27,394,936

Weighted average remaining lease term — operating lease (years)	64.6	64.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost (1)	$519,750	$316,125
_______________
(1)The increase in operating lease cost was a result of the ground rent reset described above.

    Supplemental non-cash information related to the ground lease was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$519,750	$316,125

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$519,750	$316,125

Notes to Unaudited Consolidated Financial Statements

    Maturities of operating lease liability are as follows:

Years Ending December 31,	Operating Lease
2022 (April 1 through December 31)	$1,559,250
2023	2,079,000
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	134,182,125
Less: Imputed interest	(106,791,113)
Total	$27,391,012

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

As of March 31, 2022 and December 31, 2021, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities, by major class, as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy:

	March 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$510,151	$—	$—	$510,151
Total	$510,151	$—	$—	$510,151

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,310,000	$—	$—	$1,310,000
Total	$1,310,000	$—	$—	$1,310,000

    The following table presents the activities of the marketable securities for the periods presented.

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,310,000	$1,287,500
Purchases	—	4,979,088
Proceeds from sale	(628,715)	—
Unsettled sale	(123,223)	—
Reclassification of net realized gains on marketable securities into earnings	51,133	—
Unrealized losses on marketable securities	(99,044)	(14,608)
Ending balance	$510,151	$6,251,980

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		March 31, 2022			December 31, 2021
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$554,631,920	$558,790,473	$544,060,026	$467,843,785	$470,988,063	$454,840,551
Loans held for investment acquired through participation	3	12,889,053	12,937,304	12,946,931	12,307,366	12,343,732	12,361,068
Allowance for loan losses		—	(13,708,777)	—	—	(13,658,481)	—
Total loans		$567,520,973	$558,019,000	$557,006,957	$480,151,151	$469,673,314	$467,201,619
Liabilities:
Term loan payable	3	$—	$—	$—	$93,763,470	$91,940,062	$94,344,595
Unsecured notes payable	1	85,125,000	82,010,107	84,239,700	85,125,000	81,856,799	85,210,125
Repurchase agreement payable	3	176,519,149	173,698,002	176,519,149	44,569,600	43,974,608	44,569,600
Obligations under participation agreements	3	57,911,481	58,587,148	57,974,834	42,048,294	42,232,027	41,475,060
Mortgage loan payable	3	31,757,725	31,963,840	31,989,884	31,962,692	32,134,295	32,192,785
Secured borrowing	3	37,371,625	37,503,542	37,508,341	34,521,104	34,586,129	34,425,029
Revolving line of credit payable	3	64,953,549	64,414,007	64,953,549	38,575,895	38,186,472	38,575,895
Total liabilities		$453,638,529	$448,176,646	$453,185,457	$370,566,055	$364,910,392	$370,793,089

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2022 and December 31, 2021 due to their short-term nature.

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

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2022	Primary Valuation Technique	Unobservable Inputs	March 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$544,060,026	Discounted cash flow	Discount rate	4.14%	15.00%	8.30%
Loans held for investment acquired through participation, net	12,946,931	Discounted cash flow	Discount rate	8.45%	15.00%	12.33%
Total Level 3 Assets	$557,006,957
Liabilities:
Repurchase agreement payable	176,519,149	Discounted cash flow	Discount rate	1.90%	3.12%	2.54%
Obligations under participation agreements	57,974,834	Discounted cash flow	Discount rate	14.60%	15.00%	14.83%
Mortgage loan payable	31,989,884	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	37,508,341	Discounted cash flow	Discount rate	5.89%	5.89%	5.89%
Revolving line of credit	64,953,549	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$368,945,757

	Fair Value at December 31, 2021	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$454,840,551	Discounted cash flow	Discount rate	3.89%	15.00%	8.11%
Loans held for investment acquired through participation, net	12,361,068	Discounted cash flow	Discount rate	8.25%	15.00%	12.33%
Total Level 3 Assets	$467,201,619
Liabilities:
Term loan payable	$94,344,595	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Repurchase agreement payable	44,569,600	Discounted cash flow	Discount rate	2.45%	2.74%	2.57%
Obligations under participation agreements	41,475,060	Discounted cash flow	Discount rate	12.37%	15.00%	14.31%
Mortgage loan payable	32,192,785	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	34,425,029	Discounted cash flow	Discount rate	6.64%	6.64%	6.64%
Revolving line of credit	38,575,895	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$285,582,964

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The Management Agreement runs co-terminus with the amended and restated operating agreement for Terra Fund 5, which is scheduled to terminate on December 31, 2023 unless Terra Fund 5 is dissolved earlier. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Origination and extension fee expense (1)(2)	$686,365	$345,384
Asset management fee	1,488,095	1,156,543
Asset servicing fee	349,329	273,207
Operating expenses reimbursed to Manager	1,928,563	1,342,758
Disposition fee (3)	—	250,988
Total	$4,452,352	$3,368,880
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2022 and December 31, 2021, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended March 31, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.9 million and $3.9 million, respectively, of which $2.9 million and $2.4 million were returns of capital, respectively (Note 10).

Due to Manager

    As of March 31, 2022 and December 31, 2021, approximately $3.5 million and $2.4 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Due from Related Party

    As of March 31, 2022, there was no amount due from related party. As of December 31, 2021, amount due from a related party was $2.6 million , primarily related to the reserve funding on a loan that was held by an affiliate. The reserve funding was transferred to the Company in February 2022.

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. For more information on this investment, please see Note 4.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements” in (Note 8).

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$5,444,696	$5,458,850
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,478,454
		$12,889,053	$12,937,304

	December 31, 2021
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$4,863,009	$4,866,542
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,477,190
		$12,307,366	$12,343,732
________________
(1)The loan is held in the name of Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of March 31, 2022 and December 31, 2021:

			Transfers Treated as Obligations Under Participation Agreements as of March 31, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,583,057	$60,583,057	35.00%	$21,204,070	$21,204,068
Post Brothers Holdings LLC (1)	21,000,000	21,670,442	71.43%	15,000,000	15,478,888
RS JZ Driggs, LLC (1)	16,933,491	17,099,374	50.00%	8,469,911	8,552,884
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,214,933	52.95%	13,237,500	13,351,308
	$123,516,548	$124,567,806		$57,911,481	$58,587,148

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,012,639	$60,012,639	35.00%	$21,004,424	$21,004,423
RS JZ Driggs, LLC (1)	15,606,409	15,754,641	50.00%	7,806,370	7,880,516
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,206,964	52.95%	13,237,500	13,347,088
	$100,619,048	$100,974,244		$42,048,294	$42,232,027
________________
(1)Participant is Terra Income Fund 6, Inc.

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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of March 31, 2022 and December 31, 2021:

			Transfers Treated as Secured Borrowing as of March 31, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$54,078,939	$54,416,729	69.11%	$37,371,625	$37,503,542
	$54,078,939	$54,416,729		$37,371,625	$37,503,542

			Transfers Treated as Secured Borrowing as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$49,954,068	$50,264,568	69.11%	$34,521,104	$34,586,129
	$49,954,068	$50,264,568		$34,521,104	$34,586,129
Note 8. Debt

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
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenants included in the Indenture.

The table below presents detailed information regarding the unsecured notes payable at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Principal Balance	Carrying Value (1)	Fair Value	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$82,010,107	$84,239,700	$85,125,000	$81,856,799	$85,210,125
_______________
(1)Amount is net of unamortized issue discount of $2.3 million and $2.4 million, and unamortized deferred financing costs of $0.8 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.

Revolving Line of Credit

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit was scheduled to mature on March 12, 2023. On January 4, 2022, the Company amended the Revolving Line of Credit to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of March 31, 2022 and December 31, 2021, the Company was in compliance with these covenants.

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

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of March 31, 2022 and December 31, 2021 :

	March 31, 2022
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$19,760,033	$19,934,619	$19,993,943	$13,832,023
606 Fayetteville LLC and 401 E. Lakewood LLC	17,536,492	17,663,959	17,690,666	10,521,896
AAESUF Property LLC	16,800,000	16,849,956	17,456,207	9,240,000
AARSHW Property LLC	18,771,608	18,541,648	18,911,932	13,156,108
Austin H. I. Borrower LLC	13,695,947	13,824,587	13,832,906	8,172,000
D-G Acquistion #6, LLC and D-G Quimisa, LLC	8,846,216	8,854,524	8,886,221	6,192,351
The Lux Washington, LLC	7,424,855	7,376,668	7,489,172	3,839,171
	$102,835,151	$103,045,961	$104,261,047	$64,953,549

	December 31, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$17,540,875	$17,669,303	$17,781,285	$12,278,613
606 Fayetteville LLC and 401 E. Lakewood LLC	16,829,962	16,935,803	16,974,601	10,312,187
Austin H. I. Borrower LLC	13,625,000	13,725,690	13,735,569	7,493,750
D-G Acquistion #6, LLC and D-G Quimisa, LLC	8,607,092	8,605,341	8,645,413	6,024,965
The Lux Washington, LLC	3,523,401	3,382,683	3,553,330	2,466,380
	$60,126,330	$60,318,820	$60,690,198	$38,575,895

For the three months ended March 31, 2022 and 2021, the Company received proceeds from the Revolving Line of Credit of $26.4 million and $8.0 million, respectively, and did not make any repayments.

Term Loan

On September 3, 2020, Terra Mortgage Capital I, LLC (the “Issuer”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Indenture and Credit Agreement (the “Indenture and Credit Agreement”) with Goldman Sachs Bank USA, as initial lender (“Goldman”) and Wells Fargo Bank, National Association, as the trustee, custodian, collateral agent, loan agent and note administrator (“Wells Fargo”). The Indenture and Credit Agreement provided for (A) the borrowing by the Issuer from Goldman of approximately $103.0 million under a floating rate loan (the “Term Loan”) and (B) the issuance by the Issuer to Terra Mortgage Portfolio I, LLC (the “Class B Holder”) of an aggregate of approximately $76.7 million principal amount of Class B Income Notes due 2025 (the “Class B Notes” and, together with the Term Loan, the “Debt”). The stated maturity date of the Debt was March 14, 2025. On February 18, 2022, the Company refinanced the Term Loan with a new repurchase agreement (see “Goldman Master Repurchase Agreement” below). The Term Loan bore interest at a variable rate initially equal to LIBOR (the “Benchmark Rate”) (but not less than 1.0% per annum), plus a margin of 4.25% per annum (plus 0.50% on and after the payment date in October 2022, plus 0.25% on and after the payment date in October 2023), payable each month, on the day specified in the Indenture and Credit Agreement beginning in September 2020 (each a “Payment Date”). The Company accounted for the step-up in interest rate using the effective interest rate method. In connection with the refinancing, the Company reversed the previously accrued step-up interest of $0.4 million.

In connection with the Indenture and Credit Agreement, the Company entered into a non-recourse carveout Guaranty (the “Guaranty”) in favor of Goldman, pursuant to which the Company guaranteed the payment of certain losses, damages, costs, expenses, and other obligations incurred by Goldman in connection with the occurrence of fraud, intentional misrepresentation, or willful misconduct by the Issuer, Class B Holder or the Company, and certain other occurrences including breaches of certain provisions under the Indenture and Credit Agreement. The Company also guaranteed the payment of the aggregate outstanding amount of the Term Loan upon the occurrence of certain bankruptcy events. Under the Guaranty, the Company was required to maintain (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Failure to satisfy such maintenance covenants would constitute an event of default under the Indenture and Credit Agreement. On February 18, 2022, the Company refinanced the Term Loan with a new repurchase agreement and expects continued covenant compliance under the terms of the new repurchase agreement.

The following tables present detailed information with respect to each borrowing under the Term Loan as of December 31, 2021:

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

For the three months ended March 31, 2022 and 2021, the Company made repayments on the Term Loan of $93.8 million and $2.6 million, respectively, and received proceeds from borrowings under the Term Loan of $0 and $1.5 million, respectively.
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

Advances under the UBS Master Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) the 30-day LIBOR or Term SOFR if LIBOR is not available and (ii) the applicable spread, which ranges from 1.60% to 2.25%, and have a maturity date of November 7, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the UBS Master Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the UBS Master Repurchase Agreement annually thereafter on mutually agreeable terms. In connection with the UBS Master Repurchase Agreement, the Company incurred deferred financing costs of $0.6 million, which are being amortized to interest expense over the term of the facility.

The UBS Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the credit of the underlying assets purchased under the UBS Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of March 31, 2022 and December 31, 2021, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,468,000	$40,197,784	$40,222,586	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,529,857	28,861,172	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,111,299	17,111,299	3/7/2022	13,600,000	Term SOFR + 1.965%
	$84,468,000	$85,838,940	$86,195,057		$58,169,600

	December 31, 2021
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,384,000	$40,089,153	$40,130,448	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,420,056	28,851,547	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
	$67,384,000	$68,509,209	$68,981,995		$44,569,600

For the three months ended March 31, 2022, the Company borrowed $13.6 million under the UBS Master Repurchase Agreement for the financing of a new investment, and did not make any repayments.

Goldman Master Repurchase Agreement

On February 18, 2022, Terra Mortgage Capital I, LLC (the “GS Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase and Securities Contract Agreement (the “Repurchase Agreement”) with Goldman Sachs Bank USA ( the “GS Buyer”). The Repurchase Agreement provides for advances of up to $200.0 million in the aggregate, which the Company expects to use to finance the originations of certain secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans. The Repurchase Agreement replaced the Term Loan, at which time all Mortgage Assets under the Term Loan were assigned as purchased assets under the Repurchase Agreement.

Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) Term SOFR (subject to underlying loan floors on a case-by-case basis) and (ii) the applicable spread, which ranges from 1.75% to 3.00%, and have a maturity date of February 18, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Repurchase Agreement. Subject to satisfaction of certain conditions, the GS Seller may extend the maturity date of the Repurchase Agreement for another 12-month term. In connection with the Repurchase Agreement, the Company incurred financing costs of $0.6 million, which are being amortized to interest expense over the term of the facility. Additionally, because the Repurchase Agreement was accounted for as a loan modification of the Term Loan, the remaining unamortized deferred financing fees of $1.7 million under the Term Loan were carried over to the Repurchase Agreement to be amortized over the life of the Repurchase Agreement.

The Repurchase Agreement contains margin call provisions that provide the GS Buyer with certain rights in the event of a decline in debt yield, loan-to-value ratio, and value of the underlying loans purchased under the Repurchase Agreement. Upon the occurrence of a margin deficit event, the GS Buyer may require the GS Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the GS Buyer (the “Guarantee Agreement”), pursuant to which the Company will guarantee the obligations of the GS Seller under the Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Repurchase Agreement will not exceed 25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement.

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. as of March 31, 2022, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the Repurchase Agreement as of March 31, 2022:

	March 31, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,903,651	$22,638,331	2/18/2022	$18,240,000	Term SOFR +2.015% (0.10% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	53,970,491	54,221,854	53,083,178	2/18/2022	40,285,866	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,381	43,696,133	43,738,712	2/18/2022	28,094,548	Term SOFR + 1.315% (1.80% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,590	18,049,540	2/18/2022	14,400,000	Term SOFR +0.865% (1.50% floor)
University Park Berkeley, LLC	25,815,378	25,995,342	26,008,381	2/18/2022	17,329,135	Term SOFR + 1.365% (1.50% floor)
	$163,808,250	$164,858,570	$163,518,142		$118,349,549

For the three months ended March 31, 2022, the Company borrowed $118.3 million under the Repurchase Agreement and did not make any repayments.

Mortgage Loan Payable

    As of March 31, 2022, the Company had a $31.8 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of March 31, 2022 and December 31, 2021:

			March 31, 2022			December 31, 2021
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$31,757,725	$31,963,840	$44,627,576	$31,962,692	$32,134,295	$46,067,129

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2022 are as follows:

Years Ending December 31,	Total
2022 (April 1 to December 31)	$31,757,725
2023	—
2024	241,472,698
2025	—
2026	85,125,000
2027	—
Thereafter	—
358,355,423
Unamortized deferred financing costs	(6,269,467)
Total	$352,085,956

     At March 31, 2022 and December 31, 2021, the unamortized deferred debt issuance costs were $6.3 million and $5.9 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of March 31, 2022 and December 31, 2021, obligations under participation agreements had a carrying value of approximately $58.6 million and $42.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $124.6 million and $101.0 million, respectively, (see “Participation Agreements” in Note 7). Additionally, as of March 31, 2022 and December 31, 2021, secured borrowing had a carrying value of approximately $37.5 million and $34.6 million, and the carrying value of the loan that is associated with the secured borrowing was $54.4 million and $50.3 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 11.1% and 10.4% as of March 31, 2022 and December 31, 2021, respectively.

Note 9. Commitments and Contingencies

Impact of COVID-19

    While the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, continues to evolve, as of March 31, 2022, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic. As the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $101.2 million and $71.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of March 31, 2022 and December 31, 2021, the unfunded investment commitment was $16.4 million and $15.1 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 5. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of March 31, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

See Note 7 for a discussion of the Company’s commitments to the Manager.

Note 10. Equity

Earnings Per Share

The following table presents earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(757,887)	$1,476,096
Series A preferred stock dividend declared	(3,906)	(3,906)
Net (loss) income allocable to common stock	$(761,793)	$1,472,190
Weighted-average shares outstanding - basic and diluted	19,487,460	19,487,460
(Loss) earnings per share - basic and diluted	$(0.04)	$0.08

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Company’s board of directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2022 and December 31, 2021, there were no Preferred Stock issued or outstanding.

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

Common Stock

As of March 31, 2022, Terra JV held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT. As of March 31, 2022, Terra Fund 5 and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% interest in Terra JV, respectively, and Terra Secured Income Fund 5 International and Terra Income Fund International owned a 51.6% and 48.4% interest in Terra Offshore REIT, respectively.

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

    For the three months ended March 31, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.9 million and $3.9 million, of which $2.9 million and $2.4 million were returns of capital, respectively. Additionally, for each of the three months ended March 31, 2022 and 2021, the Company made distributions to preferred stockholders of $3,906.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the one described below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On May 2, 2022, the Company, Terra Income Fund 6, Inc. (“Terra BDC”), Terra Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Terra Income Advisors, LLC and the Manager, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra BDC will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (such surviving company, the “Surviving Company” and such transaction, the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by the Company or any wholly owned subsidiary of the Company or Terra BDC, which will be automatically retired and cease to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of the newly designated Class B Common Stock, par value $0.01 per share, of the Company (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

Prior to the Effective Time, the Company will file with the State Department of Assessments and Taxation of Maryland Articles of Amendment to the Articles of Amendment and Restatement of the Company (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of stock which the Company has authority to issue will be increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be automatically changed into one issued and outstanding share of Class B Common Stock.

Except with respect to conversion, each share of Class B Common Stock will have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of the Company’s common stock. On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by the Board (the “First Conversion Date”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the Board, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

Pursuant to the Merger Agreement, the Company has agreed to take all necessary corporate action so that upon and after the Effective Time, the size of the Board is increased from three to six, and three individuals designated by Terra BDC (the “Terra BDC Designees”) are elected to the Board. If a Terra BDC Designee is not able or willing to serve on the Board as of the Effective Time, Terra BDC will select a replacement within a reasonable period of time prior to the Effective Time, and the Board will elect such replacement as a member of the Board as of the Effective Time.

The Merger is expected to close during the third quarter of 2022, subject to the required approvals by Terra BDC’s stockholders and other customary closing conditions. There can be no assurances that the Merger will close.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6” or “Terra BDC”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“RESOF”); or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, or an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds, and the timing of any such transactions;

•our ability to complete the contemplated acquisition of Terra BDC and achieve the expected synergies, cost savings and other benefits from the acquisition of Terra BDC;

•risks associated with achieving expected synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Terra BDC, and our increased scale;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and in “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•changes in the economy;

•risks associated with possible disruption in our operations or the economy generally due to acts of war or other military conflicts (including the recent outbreak of hostilities between Russia and Ukraine), terrorism or natural disasters; and

•future changes in laws or regulations and conditions in our operating areas.

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

    As of March 31, 2022, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 25 loans in 11 states with an aggregate net principal balance of $472.2 million, a weighted average coupon rate of 7.6%, a weighted average loan-to-value ratio of 72.4% and a weighted average remaining term to maturity of 1.5 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of March 31, 2022, our portfolio included underlying properties located in 25 markets, across 11 states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the general corporation laws of the State of Maryland on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of the Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. As of March 31, 2022, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
Terra BDC Merger

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
On May 2, 2022, we, Terra BDC, Terra Merger Sub, LLC, our wholly owned subsidiary (“Merger Sub”), Terra Income Advisors, LLC and the Manager, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra BDC will be merged with and into Merger Sub, with Merger Sub surviving as our wholly owned subsidiary (such surviving company, the “Surviving Company” and such transaction, the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by us or any of our wholly owned subsidiary or Terra BDC, which will be automatically retired and cease to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of our newly designated Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

Prior to the Effective Time, we will file with the State Department of Assessments and Taxation of Maryland our Articles of Amendment to the Articles of Amendment and Restatement (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of stock which we have authority to issue will be increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of our common stock issued and outstanding immediately prior to the Effective Time will be automatically changed into one issued and outstanding share of Class B Common Stock.

Except with respect to the conversion, each share of Class B Common Stock will have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock. On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by the Board (the “First Conversion Date”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the Board, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

Pursuant to the Merger Agreement, we have agreed to take all necessary corporate action so that upon and after the Effective Time, the size of the Board is increased from three to six, and three individuals designated by Terra BDC (the “Terra BDC Designees”) are elected to the Board. If a Terra BDC Designee is not able or willing to serve on the Board as of the Effective Time, Terra BDC will select a replacement within a reasonable period of time prior to the Effective Time, and the Board will elect such replacement as a member of the Board as of the Effective Time.

The Merger is expected to close during the third quarter of 2022, subject to the required approvals by Terra BDC’s stockholders and other customary closing conditions. We cannot provide any assurance that the Merger or any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such transaction.

COVID-19 Pandemic

    The COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures, such as quarantines and restrictions on travel, to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	7	18	25	5	25
Principal balance	$97,914,340	$469,606,633	$567,520,973	$95,283,106	$472,237,867
Amortized cost	99,264,597	458,754,403	558,019,000	96,090,690	461,928,310
Fair value	99,045,593	457,961,364	557,006,957	95,483,175	461,523,782
Weighted average coupon rate	12.92%	7.16%	8.15%	11.07%	7.56%
Weighted-average remaining term (years)	1.98	1.32	1.44	0.97	1.53

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.45% and SOFR of 0.16% as of March 31, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of March 31, 2022 and December 31, 2021, amount included $351.1 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of March 31, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to our net loan portfolio, as of March 31, 2022 and December 31, 2021, we owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $53.0 million and $56.1 million as of March 31, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.8 million and $32.0 million as of March 31, 2022 and December 31, 2021, respectively.

Additionally, as of March 31, 2022 and December 31, 2021, we owned 44.2% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, we purchased equity interests in three joint ventures. As of March 31, 2022 and December 31, 2021, these equity interests had total carrying value of $91.7 million and $69.7 million, respectively.

Portfolio Investment Activity

For the three months ended March 31, 2022 and 2021, we invested $26.0 million and $15.5 million in new and add-on investments and had $1.4 million and $25.0 million of repayments, resulting in net investments of $24.6 million and net repayments of $9.5 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	March 31, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$373,263,411	$376,115,508	81.5%	$310,933,350	$313,515,326	79.8%
Preferred equity investments	63,767,599	63,850,511	13.8%	63,441,546	63,515,633	16.2%
Mezzanine loans	17,444,357	17,615,889	3.8%	17,444,357	17,622,804	4.5%
Credit facility	17,762,500	18,055,179	3.9%	11,762,500	11,859,876	3.0%
Allowance for loan losses	—	(13,708,777)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$472,237,867	$461,928,310	100.0%	$403,581,753	$392,855,158	100.0%

	March 31, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$170,616,825	$171,393,890	37.2%	$166,071,342	$166,836,320	42.5%
Multifamily	96,746,958	98,042,469	21.2%	72,999,417	73,955,240	18.8%
Hotel - full/select service	56,918,328	57,520,720	12.5%	56,847,381	57,395,682	14.6%
Industrial	54,334,108	54,255,229	11.7%	18,762,500	18,859,876	4.8%
Infill land	33,807,563	33,895,151	7.3%	28,960,455	28,923,827	7.4%
Student housing	31,000,000	31,667,292	6.9%	31,000,000	31,565,670	8.0%
Mixed use	28,814,085	28,862,336	6.2%	28,940,658	28,977,024	7.4%
Allowance for loan losses	—	(13,708,777)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$472,237,867	$461,928,310	100.0%	$403,581,753	$392,855,158	100.0%

	March 31, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$191,026,179	$192,975,258	41.8%	$187,209,547	$189,082,380	48.1%
New York	63,767,599	63,850,511	13.8%	63,441,546	63,515,633	16.2%
Georgia	53,970,491	54,221,854	11.7%	53,289,288	53,536,884	13.6%
North Carolina	45,781,188	46,026,460	10.0%	44,492,971	44,704,699	11.4%
New Jersey	35,571,608	35,391,604	7.7%	—	—	—%
Utah	28,000,000	28,529,857	6.2%	28,000,000	28,420,056	7.2%
Washington	24,424,855	24,487,967	5.3%	3,523,401	3,382,683	0.9%
Texas	13,695,947	13,824,587	3.0%	13,625,000	13,725,690	3.5%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.8%
Pennsylvania	6,000,000	6,191,554	1.3%	—	—	—%
South Carolina	3,000,000	3,137,435	0.7%	3,000,000	3,145,614	0.8%
Allowance for loan losses	—	(13,708,777)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$472,237,867	$461,928,310	100.0%	$403,581,753	$392,855,158	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Interest income	$8,882,151	$8,120,949	$761,202
Real estate operating revenue	2,979,454	2,011,641	967,813
Other operating income	250,665	156,662	94,003
	12,112,270	10,289,252	1,823,018
Operating expenses
Operating expenses reimbursed to Manager	1,928,563	1,342,758	585,805
Asset management fee	1,488,095	1,156,543	331,552
Asset servicing fee	349,329	273,207	76,122
Provision for loan losses	50,296	276,020	(225,724)
Real estate operating expenses	1,217,963	971,315	246,648
Depreciation and amortization	1,718,372	931,725	786,647
Impairment charge	1,604,989	—	1,604,989
Professional fees	742,518	520,419	222,099
Directors fees	36,252	36,250	2
Other	83,421	71,488	11,933
	9,219,798	5,579,725	3,640,073
Operating income	2,892,472	4,709,527	(1,817,055)

	Three Months Ended March 31,
	2022	2021	Change
Other income and expenses
Interest expense from obligations under participation agreements	(1,075,109)	(1,880,081)	804,972
Interest expense on repurchase agreement payable	(755,826)	—	(755,826)
Interest expense on mortgage loan payable	(518,617)	(686,150)	167,533
Interest expense on revolving line of credit	(524,294)	(17,846)	(506,448)
Interest expense on term loan payable	(164,969)	(1,672,768)	1,507,799
Interest expense on secured borrowing	(552,785)	(299,805)	(252,980)
Interest expense on unsecured notes payable	(1,430,183)	—	(1,430,183)
Net unrealized losses on marketable securities	(99,044)	(14,608)	(84,436)
Income from equity investment in unconsolidated investments	1,419,335	1,337,827	81,508
Realized gains on marketable securities	51,133	—	51,133
	(3,650,359)	(3,233,431)	(416,928)
Net (loss) income	$(757,887)	$1,476,096	$(2,233,983)
Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$506,206,479	7.7%	$408,985,092	8.4%
Obligations under participation agreements and secured borrowing	(79,023,662)	10.4%	(88,594,532)	10.1%
Repurchase agreement payable	(102,225,409)	2.5%	—	—%
Term loan payable	(42,140,886)	5.3%	(107,776,898)	5.3%
Revolving line of credit	(44,891,269)	4.0%	(1,745,785)	4.0%
Net loans (3)	$237,925,253	10.2%	$210,867,877	9.3%
Senior loans
Gross loans	304,278,978	6.2%	255,124,634	6.4%
Obligations under participation agreements and secured borrowing	(49,397,683)	9.9%	(45,478,823)	8.6%
Repurchase agreement payable	(102,225,409)	2.5%	—	—%
Term loan payable	(42,140,886)	5.3%	(107,776,898)	5.3%
Revolving line of credit	(44,891,269)	4.0%	(1,745,785)	4.0%
Net loans (3)	$65,623,731	11.3%	$100,123,128	6.6%
Subordinated loans (4)
Gross loans	201,927,501	9.6%	153,860,458	11.7%
Obligations under participation agreements	(29,625,979)	11.2%	(43,115,709)	11.6%
Net loans (3)	$172,301,522	9.3%	$110,744,749	11.7%
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

Interest Income

    For the three months ended March 31, 2022 as compared to the same period in 2021, interest income increased by $0.8 million, primarily due to an increase in contractual interest income as a result an increase in the weighted average principal balance of gross loans, partially offset by a decrease in the weighted average coupon rate on gross loans.

Real Estate Operating Revenue

For the three months ended March 31, 2022 as compared to the same period in 2021, real estate operating revenue increased by $1.0 million, as a result of lease termination income recognized in the first quarter of 2022 in connection with a termination notice received in November 2021.

Other Operating Income

For the three months ended March 31, 2022 as compared to the same period in 2021, other operating income increased by $0.1 million, as a result of an increase in application fees income on deals under application.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the (“Management Agreement”) with our Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allowable share of the Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three months ended March 31, 2022 as compared to the same period in 2021, operating expenses reimbursed to the Manager increased by $0.6 million as a result of an increase in the allocation ratio resulting from an increase in total assets under management.

Asset Management Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three months ended March 31, 2022 as compared to the same period in 2021, asset management fees increased by $0.3 million, primarily due to an increase in total assets under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the three months ended March 31, 2022 as compared to the same period in 2021, asset servicing fees increased by $0.1 million, primarily due to an increase in total assets under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

     As of March 31, 2022, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.01 million for the three months ended March 31, 2022. As of March 31, 2021, we had three loans with a loan risk rating of “4,” (Higher risk) and one loan with a loan risk rating of “5,” (Highest risk) and recorded general allowance for loan losses of $0.03 million for the three months ended March 31, 2021. Additionally, as of March 31, 2022 and 2021, we had three and one loans deemed impaired and recorded specific allowance for loan losses of $0.04 million and $0.2 million, respectively, as a result of a decline in the value of the underlying collateral.

Real Estate Operating Expenses

For the three months ended March 31, 2022 as compared to the same period in 2021, real estate operating expenses increased by $0.2 million, primarily due to an increase in ground rent expense on the multi-tenant office building resulting from a rent reset.

A component of Real estate operating expenses is Lease expense, including amortization of above-market ground lease. As of March 31, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Depreciation and Amortization

For the three months ended March 31, 2022 as compared to the same period in 2021, depreciation and amortization increased by $0.8 million, primarily due to a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles.

Impairment Charge

For the three months ended March 31, 2022, we recorded an impairment charge of $1.6 million on the development land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land is currently classified as held for sale. There was no impairment charge recorded for the three months ended March 31, 2021.

Professional Fees

    For the three months ended March 31, 2022 as compared to the same period in 2021, professional fees increased by $0.2 million, primarily due to legal fees incurred in connection with a loan refinancing in 2022 which we accounted for as a loan modification.

Interest Expense from Obligations under Participation Agreements

    For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense from obligations under participation agreements decreased by $0.8 million, primarily due to a decrease in weighted average principal amount outstanding on obligations under participation agreements.

Interest Expense on Repurchase Agreement Payable

    On November 8, 2021, we entered into a master repurchase agreement that provides for advances of up to $195 million which we expect to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Additionally, on February 18, 2022, we entered into another master repurchase agreement that provides for advances of up to $200 million, which we expect to use to finance the originations of certain secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans.

    For the three months ended March 31, 2022, interest expense on repurchase agreement payable was $0.8 million. There was no interest expense on repurchase agreement payable for the three months ended March 31, 2021.

Interest Expense on Mortgage Loan Payable

For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense on mortgage loan payable decreased by $0.2 million, as a result of a decrease in the weighted average principal amount outstanding on mortgage loan payable.

Interest Expense on Revolving Line of Credit

    On March 12, 2021, we entered into a Business Loan and Security Agreement (the “revolving line of credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. On January 4, 2022, we amended the revolving line of credit to increase the maximum amount available to $125.0 million.

    For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense on revolving line of credit increased by $0.5 million, due to an increase in weighted average principal amount outstanding on the revolving line of credit.

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provided for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%. On February 18, 2022, we refinanced this loan with a new repurchase agreement.

For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense on term loan payable decreased by $1.5 million, as a result of a decrease in the weighted average principal amount outstanding on term loan payable. Additionally, in connection with the refinancing, we reversed the previously accrued step-up interest of $0.4 million during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense on secured borrowing increased by $0.3 million, as a result of an increase in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For the three months ended March 31, 2022, interest expense on unsecured notes payable was $1.4 million. There was no such interest expense for the three months ended March 31, 2021 because the notes were not yet issued.

Net Unrealized Losses on Marketable Securities

For the three months ended March 31, 2022 as compared to the same period in 2021, net unrealized losses on marketable securities increased by $0.1 million, as result of a decrease in the price of the marketable securities.

Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of March 31, 2022 and December 31, 2021, we owned 44.2% and 50.0% of the equity interest in RESOF, respectively.

In the fourth quarter of 2021, we purchased 80% equity interests in two joint ventures with one owns a 1.4 million square feet industrial facility located in Arlington, Texas and the other one owns a 147,000 square feet warehouse facility located in Miami, Florida. Additionally, in the first quarter of 2022, we purchased a 90% equity interest in a joint venture that owns a three-property 371-unit multifamily facilities in South Florida. We account for our equity interests in these investments using the equity method of accounting.

For the three months ended March 31, 2022, we recognized income from equity investment in unconsolidated investments of $1.4 million, which consisted of equity income from RESOF of $1.3 million and equity income from the joint ventures of $0.1 million. For the three months ended March 31, 2021, we recognized income from equity investment in unconsolidated investments of $1.3 million on our investment in RESOF.

Realized Gains on Marketable Securities

For the three months ended March 31, 2022, we sold marketable securities and recognized realized gains on marketable securities of $0.1 million. For the three months ended March 31, 2021, we did not sell any marketable securities and did not recognize any realized gains or losses on marketable securities.

Net (Loss) Income

    For the three months ended March 31, 2022, the resulting net loss was $0.8 million, compared the resulting net income of $1.5 million for the same period in 2021.

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

    Obligations under participation agreements totaling $44.7 million and secured borrowing of $37.4 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $72.0 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $31.8 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. We expect to refinance the mortgage loan payable before it matures.

Summary of Financing

The table below summarizes our debt financing as of March 31, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,757,725	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	9/27/2022
Line of credit	$125,000,000	64,953,549	$60,046,451	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	58,169,600	136,830,400	LIBOR or Term SOFR if LIBOR is not available plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	118,349,549	81,650,451	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$273,230,423	$278,527,302

Cash Flows From Operating Activities

    For the three months ended March 31, 2022 as compared to the same period in 2021, cash flows from operating activities increased by $4.9 million, primarily due to an increase in contractual interest income. Additionally, cash flows from operating activities increased due to payment made in 2021 for real estate tax on our operating real estate.

Cash Flows Used In Investing Activities

    For the three months ended March 31, 2022, cash flows used in investing activities were $107.6 million, primarily related to origination and purchase of loans of $88.1 million and purchase of equity interests in unconsolidated investments of $21.2 million.

    For the three months ended March 31, 2021, cash flows used in investing activities were $0.8 million, primarily related to origination and purchase of loans of $14.4 million, purchase of partnership interest in a limited partnership of $12.9 million and purchase of marketable securities of $5.0 million, partially offset by proceeds from repayments of loans of $31.5 million.

Cash Flows From Financing Activities

    For the three months ended March 31, 2022, cash flows from financing activities were $78.9 million, primarily due to proceeds from borrowings under the revolving line of credit and repurchase agreements of $158.3 million and proceeds from obligations under participation agreements and secured borrowing of $18.7 million. These cash inflows were partially offset by repayments on borrowings under the term loan of $93.8 million and distributions paid of $3.9 million.

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

    In conjunction with the quarterly evaluation of loans not considered impaired, our Manager assesses the risk factors of each loan and assigns each loan a risk rating between 1 (very low risk) and 5 (highest risk), which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial conditions; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” (Higher risk), plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” (Highest risk) plus (iii) impaired loan reserves, if any.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2022	2021
Origination and extension fee expense (1)(2)	$686,365	$345,384
Asset management fee	1,488,095	1,156,543
Asset servicing fee	349,329	273,207
Operating expenses reimbursed to Manager	1,928,563	1,342,758
Disposition fee (3)	—	250,988
Total	$4,452,352	$3,368,880
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with our equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

    As of March 31, 2022, the principal balance of our participation obligations totaled $57.9 million, all of which were participation obligations to Terra Fund 6. Additionally, as of March 31, 2022, the principal balance of our secured borrowing was $37.4 million.

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

    The loans that are subject to participation agreements are held in our name, but each of the participant’s rights and obligations, including with respect to interest income and other income (e.g., exit fee, prepayment income) and related fees/

expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon their respective pro rata participation interest in such participated investments, as specified in the respective participation agreements. We do not have direct liability to a participant with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/issuer).

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

    For the three months ended March 31, 2022, the weighted average outstanding principal balance on obligations under participation agreements was approximately $79.0 million and the weighted average interest rate was approximately 10.4%, compared to weighted average outstanding principal balance of approximately $88.6 million and weighted average interest rate of approximately 10.1% for the three months ended March 31, 2021.

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

    As of March 31, 2022, we had 15 investments with an aggregate principal balance of $358.5 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 13 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $2.1 million. Additionally, we had three investments with an aggregate principal balance of $52.6 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease our annual interest income by $0.04 million, and an increase of 100 basis points would increase our annual interest income by $0.5 million.

    Additionally, as of March 31, 2022, we had $31.8 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $65.0 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $102.8 million of first mortgages; a repurchase agreement with an outstanding balance of $58.2 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $84.5 million of first mortgages; and another repurchase agreement with an outstanding balance of $118.3 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $163.8 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease our annual interest expense by approximately $0.4 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $1.6 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of March 31, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

10.1
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No 001-40496) filed with the SEC on March 11, 2022).

10.2
Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No 001-40496) filed with the SEC on March 11, 2022).

10.3
Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No 001-40496) filed with the SEC on March 11, 2022).

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

Date: May 12, 2022

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)