Form 10-Q
period 2022-06-30
Terra Property Trust, Inc.
filed 2022-08-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40496
Terra Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0963486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 West 28th Street, 12th Floor
New York, New York 10001
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2022, the registrant had 19,487,460 shares of common stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$28,978,788	$35,783,956
Restricted cash	7,421,852	7,411,811
Cash held in escrow by lender	4,352,755	7,902,880
Marketable securities	—	1,310,000
Loans held for investment, net	520,520,022	457,329,582
Loans held for investment acquired through participation, net	13,322,380	12,343,732
Equity investment in unconsolidated investments	91,896,673	69,713,793
Real estate owned, net (Note 5)
Land, building and building improvements, net	47,492,647	58,325,068
Lease intangible assets, net	4,838,667	7,451,771
Operating lease right-of-use asset	27,387,013	27,394,936
Interest receivable	3,173,496	2,463,037
Due from related party	—	2,605,639
Other assets	3,927,963	3,505,953
Total assets	$753,312,256	$693,542,158
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$—	$91,940,062
Unsecured notes payable, net of debt issuance cost	82,166,108	81,856,799
Repurchase agreements payable, net of deferred financing fees	190,130,617	43,974,608
Obligations under participation agreements (Note 7 )	43,774,875	42,232,027
Mortgage loan payable, net of deferred financing fees and other	31,790,254	32,134,295
Revolving line of credit payable, net of deferred financing fees	48,355,899	38,186,472
Secured borrowing	38,312,920	34,586,129
Interest reserve and other deposits held on investments	7,421,852	7,411,811
Operating lease liability	27,387,013	27,394,936
Lease intangible liabilities, net (Note 5)	9,143,006	9,709,710
Due to Manager (Note 7)	3,084,198	2,388,317
Interest payable	1,370,199	1,879,626
Accounts payable and accrued expenses	1,247,857	1,264,131
Unearned income	365,003	449,690
Other liabilities	2,066,305	4,289,967
Total liabilities	486,616,106	419,698,580
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at June 30, 2022 December 31, 2021	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at June 30, 2022 and December 31, 2021	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(107,067,397)	(99,919,969)
Total equity	266,696,150	273,843,578
Total liabilities and equity	$753,312,256	$693,542,158

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Interest income	$10,274,051	$8,750,466	$19,156,202	$16,871,415
Real estate operating revenue	2,991,321	2,265,700	5,970,775	4,277,341
Prepayment fee income	1,174,760	—	1,174,760	—
Other operating income	247,981	240,131	498,646	396,793
	14,688,113	11,256,297	26,800,383	21,545,549
Operating expenses
Operating expenses reimbursed to Manager	2,140,635	2,007,069	4,069,198	3,349,827
Asset management fee	1,640,628	1,156,696	3,128,723	2,313,239
Asset servicing fee	395,718	276,990	745,047	550,197
Provision for loan losses	25,633	573,061	75,929	849,081
Real estate operating expenses	1,247,328	1,516,105	2,465,291	2,487,420
Depreciation and amortization	1,718,373	931,723	3,436,745	1,863,448
Impairment charge	—	—	1,604,989	—
Professional fees	1,011,354	469,932	1,753,872	990,351
Directors fees	36,247	36,249	72,499	72,499
Other	374,203	132,697	457,624	204,185
	8,590,119	7,100,522	17,809,917	12,680,247
Operating income	6,097,994	4,155,775	8,990,466	8,865,302
Other income and expenses
Interest expense from obligations under participation agreements	(1,238,655)	(2,772,801)	(2,313,764)	(4,652,882)
Interest expense on repurchase agreement payable	(1,665,283)	—	(2,421,109)	—
Interest expense on mortgage loan payable	(520,829)	(656,859)	(1,039,446)	(1,343,009)
Interest expense on revolving line of credit	(700,737)	(162,651)	(1,225,031)	(180,497)
Interest expense on term loan payable	—	(1,646,182)	(164,969)	(3,318,950)
Interest expense on unsecured notes payable	(1,432,877)	(336,861)	(2,863,060)	(336,861)
Interest expense on secured borrowing	(556,855)	(334,905)	(1,109,640)	(634,710)
Net unrealized (losses) gains on marketable securities	(34,950)	248,874	(133,994)	234,266
Loss on sale of real estate	(51,984)	—	(51,984)	—
Income from equity investment in unconsolidated investments	1,364,332	1,400,839	2,783,667	2,738,666
Realized gains on marketable securities	32,278	—	83,411	—
	(4,805,560)	(4,260,546)	(8,455,919)	(7,493,977)
Net income (loss)	$1,292,434	$(104,771)	$534,547	$1,371,325
Series A preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net income (loss) allocable to common stock	$1,288,528	$(108,677)	$526,735	$1,363,513

Earnings (loss) per share — basic and diluted	$0.07	$(0.01)	$0.03	$0.07

Weighted-average shares — basic and diluted	19,487,460	19,487,460	19,487,460	19,487,460

Distributions declared per common share	$0.19	$0.23	$0.39	$0.43
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(104,575,357)	$269,188,190
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,780,568)	(3,780,568)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,292,434	1,292,434
Balance at June 30, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(107,067,397)	$266,696,150

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,476,096	1,476,096
Balance at March 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(72,859,887)	$300,903,660
Distributions declared on common shares ($0.23 per share)	—	—	—	—	—	—	(4,429,352)	(4,429,352)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(104,771)	(104,771)
Balance at June 30, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(77,397,916)	$296,365,631
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$534,547	$1,371,325
Adjustments to reconcile net income to net cash provided by operating activities:
Paid-in-kind interest income, net	—	(383,089)
Depreciation and amortization	3,436,745	1,863,448
Provision for loan losses	75,929	849,081
Impairment charge	1,604,989	—
Amortization of net purchase premiums on loans	122,783	30,696
Straight-line rent adjustments	719,036	(23,118)
Amortization of deferred financing costs	1,135,225	428,411
Amortization of discount on unsecured notes payable	228,281	31,035
Amortization of above- and below-market rent intangibles	(492,749)	(169,110)
Amortization and accretion of investment-related fees, net	(467,910)	(20,521)
Amortization of above-market rent ground lease	(65,175)	(65,175)
Realized gains on marketable securities	(83,411)	—
Net unrealized losses on marketable securities	133,994	(234,266)
Loss on sale of real estate	51,984	—
Income from equity investment in excess of distributions received	(1,765,734)	(2,738,666)
Changes in operating assets and liabilities:
Interest receivable	(710,459)	(438,582)
Due from related party	2,605,639	—
Other assets	(1,383,519)	584,392
Due to Manager	281,058	93,227
Unearned income	160,042	(166,223)
Interest payable	(509,427)	1,056,504
Accounts payable and accrued expenses	(16,274)	(2,488,423)
Other liabilities	(2,223,662)	546,318
Net cash provided by operating activities	3,371,932	127,264
Cash flows from investing activities:
Origination and purchase of loans	(120,420,961)	(82,136,763)
Proceeds from repayments of loans	56,610,198	46,381,804
Purchase of equity interests in unconsolidated investments	(20,915,067)	(14,065,197)
Proceeds from sale of real estate	8,585,500	—
Distributions in excess of net income	497,920	—
Purchase of marketable securities	—	(6,479,148)
Proceeds from sale of marketable securities	1,259,417	—
Net cash used in investing activities	(74,382,993)	(56,299,304)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Repayments of obligations under participation agreements	(15,000,000)	(12,442,509)
Proceeds from obligations under participation agreements	16,522,472	54,550,858
Proceeds from borrowings under repurchase agreements	148,089,549	—
Proceeds from borrowings under revolving line of credit	41,169,295	9,213,759
Repayments of borrowings under revolving line of credit	(30,920,124)	—
Distributions paid	(7,681,975)	(8,330,759)
Repayment of borrowings under the term loan	(93,763,471)	(2,600,000)
Proceeds from secured borrowing	3,629,034	7,569,135
Proceeds from issuance of unsecured notes payable, net of discount	—	82,464,844
Repayment of mortgage principal	(413,065)	(3,619,098)
Proceeds from borrowings under the term loan	—	2,031,572
Change in interest reserve and other deposits held on investments	10,041	680,529
Payment of financing costs	(975,947)	(1,529,600)
Net cash provided by financing activities	60,665,809	127,988,731
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,345,252)	71,816,691
Cash, cash equivalents and restricted cash at beginning of period	51,098,647	32,920,323
Cash, cash equivalents and restricted cash at end of period (Note 2)	$40,753,395	$104,737,014

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$10,482,040	$7,995,878

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

Note 1. Business

    Terra Property Trust, Inc. (and, together with its consolidated subsidiaries, the “Company” or “Terra Property Trust”) was incorporated under the Maryland General Corporation Law on December 31, 2015. Terra Property Trust is a real estate credit focused company that originates, structures, funds and manages commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets.
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of June 30, 2022, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”).

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (the “Board”) (Note 7). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement. On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). No amendments or other modifications were made to the Management Agreement in connection with the Recapitalization, and the Manager and its personnel continue to serve as the external manager of the Company pursuant to the terms of the Management Agreement.

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

Notes to Unaudited Consolidated Financial Statements

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

On June 24, 2022, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 containing a proxy statement/prospectus related to the Merger. On July 18, 2022, the SEC declared the registration statement effective. The Merger is expected to close in September 2022, subject to the required approvals by Terra BDC’s stockholders and other customary closing conditions. There can be no assurances that the Merger will close.
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

Notes to Unaudited Consolidated Financial Statements

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

    There may be circumstances where the Company modifies a loan by granting the borrower a concession that it might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the

Notes to Unaudited Consolidated Financial Statements

modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$28,978,788	$88,293,082
Restricted cash	7,421,852	12,826,145
Cash held in escrow by lender	4,352,755	3,617,787
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$40,753,395	$104,737,014

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of June 30, 2022, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as

Notes to Unaudited Consolidated Financial Statements

income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2018-2020 federal tax returns remain subject to examination by the Internal Revenue Service.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’ loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.

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

Notes to Unaudited Consolidated Financial Statements

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

Note 3. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	4	18	22	6	15	21
Principal balance	$57,466,258	$486,495,659	$543,961,917	$74,880,728	$405,270,423	$480,151,151
Carrying value	$57,896,378	$475,946,024	$533,842,402	$75,520,212	$394,153,102	$469,673,314
Fair value	$57,406,064	$472,179,809	$529,585,873	$75,449,410	$391,752,209	$467,201,619
Weighted-average coupon rate	13.35%	7.79%	8.38%	12.39%	7.01%	7.85%
Weighted-average remaining term (years)	1.60	1.08	1.13	1.93	1.45	1.53
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.79%, average SOFR of 1.09% and forward-looking term rate based on SOFR (“Term SOFR”) of 1.69% as of June 30, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of June 30, 2022 and December 31, 2021, amount included $348.6 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively (Note 8).
(3)As of June 30, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the six months ended June 30, 2022 and 2021:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	119,461,668	959,293	120,420,961
Principal repayments received	(56,610,198)	—	(56,610,198)
Net amortization of premiums on loans	(122,783)	—	(122,783)
Accrual, payment and accretion of investment-related fees and other, net	537,682	19,355	557,037
Provision for loan losses	(75,929)	—	(75,929)
Balance, June 30, 2022	$520,520,022	$13,322,380	$533,842,402

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	82,136,763	—	82,136,763
Principal repayments received	(42,131,804)	(4,250,000)	(46,381,804)
PIK interest (1)	1,338,170	—	1,338,170
Net amortization of premiums on loans	(30,696)	—	(30,696)
Accrual, payment and accretion of investment-related fees and other, net	874,559	(44,053)	830,506
Provision for loan losses	(849,081)	—	(849,081)
Balance, June 30, 2021	$459,324,373	$—	$459,324,373
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted $1.0 million for the six months ended June 30, 2021.

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$409,638,069	$412,822,844	77.4%	$345,454,454	$348,101,455	74.0%
Preferred equity investments	94,879,491	95,054,228	17.8%	92,252,340	92,400,572	19.7%
Credit facility	25,000,000	25,220,416	4.7%	25,000,000	25,206,964	5.4%
Mezzanine loans	14,444,357	14,479,324	2.7%	17,444,357	17,622,804	3.8%
Allowance for loan losses	—	(13,734,410)	(2.6)%	—	(13,658,481)	(2.9)%
Total	$543,961,917	$533,842,402	100.0%	$480,151,151	$469,673,314	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$233,740,170	$234,645,482	43.9%	$221,596,870	$222,426,872	47.3%
Multifamily	130,138,560	131,391,900	24.6%	80,805,787	81,835,756	17.4%
Industrial	62,652,998	62,754,954	11.8%	32,000,000	32,206,964	6.9%
Hotel - full/select service	43,222,382	43,722,443	8.2%	56,847,381	57,395,682	12.2%
Mixed use	29,212,391	29,268,113	5.5%	28,940,658	28,977,024	6.2%
Student housing	28,000,000	28,633,217	5.4%	31,000,000	31,565,670	6.7%
Infill land	16,995,416	17,160,703	3.2%	28,960,455	28,923,827	6.2%
Allowance for loan losses	—	(13,734,410)	(2.6)%	—	(13,658,481)	(2.9)%
Total	$543,961,917	$533,842,402	100.0%	$480,151,151	$469,673,314	100.0%

	June 30, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$244,596,751	$246,827,025	46.2%	$234,968,151	$237,015,597	50.4%
New York	94,879,491	95,054,228	17.8%	92,252,340	92,400,572	19.7%
Georgia	55,449,700	55,707,130	10.4%	53,289,288	53,536,884	11.4%
Washington	46,667,704	46,831,846	8.8%	3,523,401	3,382,683	0.7%
New Jersey	38,745,970	38,777,861	7.3%	—	—	—%
North Carolina	28,622,301	28,745,505	5.4%	44,492,971	44,704,699	9.5%
Utah	28,000,000	28,633,217	5.4%	28,000,000	28,420,056	6.1%
Massachusetts	7,000,000	7,000,000	1.3%	7,000,000	7,000,000	1.5%
Texas	—	—	—%	13,625,000	13,725,690	2.9%
South Carolina	—	—	—%	3,000,000	3,145,614	0.7%
Allowance for loan losses	—	(13,734,410)	(2.6)%	—	(13,658,481)	(2.9)%
Total	$543,961,917	$533,842,402	100.0%	$480,151,151	$469,673,314	100.0%

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

Notes to Unaudited Consolidated Financial Statements

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,041,878	4.6%	2	25,000,000	25,041,124	5.2%
3	17	424,082,426	427,480,706	78.1%	15	349,273,811	352,164,409	72.9%
4	1	60,911,857	60,911,857	11.1%	1	60,012,639	60,012,639	12.4%
5	—	—	—	—%	—	—	—	—%
Other (1)	2	33,967,634	34,142,371	6.2%	3	45,864,701	46,113,623	9.5%
	22	$543,961,917	547,576,812	100.0%	21	$480,151,151	483,331,795	100.0%
Allowance for loan losses			(13,734,410)				(13,658,481)
Total, net of allowance for loan losses			$533,842,402				$469,673,314
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectability individually. As of both June 30, 2022 and December 31, 2021, the specific allowance for loan losses on these loans were $12.8 million, as a result of a decline in the fair value of the respective collateral.

    As of June 30, 2022, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.005 million and $0.01 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2021, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and reversed the previously recorded general allowance for loan losses of $0.5 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Additionally, as of June 30, 2022 and 2021, the Company had two and five loans, respectively, deemed impaired and recorded specific allowance for loan losses of $0.02 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $0.06 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, as a result of a decline in the value of the underlying collateral.

The following table presents the activity in the Company’s allowance for loan losses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Allowance for loan losses, beginning of period	$13,658,481	$3,738,758
Provision for loan losses	75,929	849,081
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses, end of period	$13,734,410	$4,587,839

As of both June 30, 2022 and December 31, 2021, the Company had one loan that was in maturity default. Additionally, for the three months ended June 30, 2022 and 2021, the Company suspended interest income accrual of $1.2 million and $0.7 million on two loans, respectively, because recovery of such income was doubtful. For the six months ended June 30, 2022 and 2021, the Company suspended interest income accrual of $2.3 million and $1.3 million on two loans, respectively, because recovery of such income was doubtful.

Troubled Debt Restructuring

As of June 30, 2022, there were no investments qualified as trouble debt restructuring. As of December 31, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million. This investment was repaid in full in April 2022.

Due to financial difficulty resulting from the COVID-19 pandemic, a borrower defaulted on interest payments in May 2020 on a $3.5 million mezzanine loan, and the Company subsequently suspended the interest accrual. The Company purchased the senior loan from a third-party lender on September 3, 2021 in order to facilitate a refinancing. Subsequently on September 23,

Notes to Unaudited Consolidated Financial Statements

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
Once classified as a TDR, the new senior loan was classified as an impaired loan until it was extinguished and the carrying value was evaluated at each reporting date for collectability based on the fair value of the underlying collateral. For the period from January 1, 2022 through the date of repayment on April 1, 2022, income from the new senior loan was $0.3 million.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of June 30, 2022 and December 31, 2021, the unfunded commitment was $16.6 million and $15.1 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of June 30, 2022 and December 31, 2021, the Company owned 36.6% and 50.0% of the equity interest in RESOF, respectively. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in RESOF was $41.1 million and $40.5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded equity income from RESOF of $1.6 million and $2.9 million, respectively, and did not receive any distributions from RESOF. For the three and six months ended June 30, 2021, the Company recorded equity income from RESOF of $1.4 million and $2.7 million, respectively, and did not receive any distributions from RESOF.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2022	December 31, 2021
Investments at fair value (cost of $125,222,394 and $107,261,022, respectively)	$127,820,410	$108,359,898
Other assets	11,255,276	5,484,087
Total assets	139,075,686	113,843,985
Revolving line of credit, net of financing costs	8,849,206	14,909,717
Obligations under participation agreement (proceeds of $10,726,565 and $14,252,357, respectively)	10,765,579	14,351,617
Other liabilities	9,868,920	5,296,603
Total liabilities	29,483,705	34,557,937
Partners’ capital	$109,591,981	$79,286,048

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$5,891,371	$2,698,223	$10,736,035	$4,740,323
Total expenses	1,761,814	544,363	3,055,130	1,015,575
Net investment income	4,129,557	2,153,860	7,680,905	3,724,748
Unrealized appreciation on investments	1,493,140	129,286	1,562,191	182,983
Net increase in partners’ capital resulting from operations	$5,622,697	$2,283,146	$9,243,096	$3,907,731

Equity Investment in Joint Ventures

As of June 30, 2022, the Company owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. The following table presents the Company’s ownership interests in its equity investments in the joint ventures and their respective carrying values:

		Ownership Interest at June 30, 2022	Carrying Value at
Entity	Co-owner		June 30, 2022	December 31, 2021
LEL Arlington JV LLC	Third party	80%	$23,457,972	$23,949,044
LEL NW 49th JV LLC	Third party	80%	5,204,008	5,306,467
TCG Corinthian FL Portfolio JV LLV (1)	Third Party	90%	22,156,688	—
			$50,818,668	$29,255,511
_______________
(1)This investment was purchased in March 2022.

Notes to Unaudited Consolidated Financial Statements

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	June 30, 2022	December 31, 2021
Net investments in real estate	$198,090,733	$115,636,424
Other assets	10,652,749	4,856,249
Total assets	208,743,482	120,492,673
Mortgage loan payable	145,793,415	83,445,235
Other liabilities	3,044,473	1,305,572
Total liabilities	148,837,888	84,750,807
Members’ capital	$59,905,594	$35,741,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,681,032	$—	$6,131,470	$—
Operating expenses	(2,206,984)	—	(3,023,665)	—
Depreciation expense	(1,065,066)	—	(1,755,897)	—
Interest expense	(1,744,226)	—	(2,829,787)	—
Unrealized gains	1,170,866	—	1,406,377	—
Net loss	$(164,378)	$—	$(71,502)	$—

For the three and six months ended June 30, 2022, the Company recorded equity loss from the joint ventures of $0.2 million and $0.1 million, respectively, and received distributions from the joint ventures of $0.4 million and $0.7 million, respectively. There was no such equity income or loss recorded or distributions received for the three and six months ended June 30, 2021. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Note 5. Real Estate Owned, Net

Real Estate Activities

2022 — In June 2022, the Company sold the 4.9 acres of adjacent land located in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.05 million excluding impairment charges of $1.6 million recognized in March 2022 and $3.4 million recognized in December 2021.

2021 — In September 2021, the Company signed a new lease for the vacant space in an office building. The lease commences on December 1, 2021 and has term of 10 years with an option to extend the lease for 5 years. Additionally, the lease provides for a fixed rental payment plus a percentage rent that is based on 6% of the gross sales of the tenant’s business. The lease also provides a 3% increase in rental payment every year.

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

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of 4.9 acres of adjacent land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land (1)	$—	$—	$—	$10,000,000	$—	$10,000,000
Building and building improvements	51,725,969	(5,064,887)	46,661,082	51,725,969	(4,418,305)	47,307,664
Tenant improvements	1,854,640	(1,086,008)	768,632	1,854,640	(947,369)	907,271
Furniture and fixtures	236,000	(173,067)	62,933	236,000	(125,867)	110,133
Total real estate	53,816,609	(6,323,962)	47,492,647	63,816,609	(5,491,541)	58,325,068
Lease intangible assets:
In-place lease	14,982,538	(10,231,650)	4,750,888	14,982,538	(7,627,326)	7,355,212
Above-market rent	156,542	(68,763)	87,779	156,542	(59,983)	96,559
Total intangible assets	15,139,080	(10,300,413)	4,838,667	15,139,080	(7,687,309)	7,451,771
Lease intangible liabilities:
Below-market rent	(2,754,922)	1,997,654	(757,268)	(2,754,922)	1,496,125	(1,258,797)
Above-market ground lease	(8,896,270)	510,532	(8,385,738)	(8,896,270)	445,357	(8,450,913)
Total intangible liabilities	(11,651,192)	2,508,186	(9,143,006)	(11,651,192)	1,941,482	(9,709,710)
Total real estate	$57,304,497	$(14,116,189)	$43,188,308	$67,304,497	$(11,237,368)	$56,067,129
_______________
(1)The land was sold in the second quarter of 2022.

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Real estate operating revenues:
Lease revenue	$1,744,262	$1,805,820	$3,498,823	$3,611,694
Other operating income	1,247,059	459,880	2,471,952	665,647
Total	$2,991,321	$2,265,700	$5,970,775	$4,277,341
Real estate operating expenses:
Utilities	$56,171	$36,476	$101,505	$70,468
Real estate taxes	344,727	344,119	691,159	690,473
Repairs and maintenances	169,817	123,972	327,233	269,218
Management fees	70,219	88,981	138,087	150,306
Lease expense, including amortization of above-market ground lease (1)	487,163	826,538	974,326	1,110,076
Other operating expenses	119,231	96,019	232,981	196,879
Total	$1,247,328	$1,516,105	$2,465,291	$2,487,420
_______________

Notes to Unaudited Consolidated Financial Statements

(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and total real estate operating expenses would have been $1.2 million and $2.3 million for the three and six months ended June 30, 2021, respectively.

Leases

    As of June 30, 2022, the Company owned a multi-tenant office building that was leased to four tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 64.6 years as of June 30, 2022, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at June 30, 2022 are as follows:

Years Ending December 31,	Total
2022 (July 1 through December 31)	$3,499,952
2023	4,235,538
2024	4,380,043
2025	792,925
2026	816,724
2027	598,943
Thereafter	1,815,497
Total	$16,139,622

Notes to Unaudited Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at June 30, 2022, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2022 (July 1 through December 31)	$(433,802)	$2,352,588	$(65,174)	$1,853,612
2023	(139,056)	1,093,878	(130,348)	824,474
2024	(139,056)	1,093,878	(130,348)	824,474
2025	17,556	87,121	(130,348)	(25,671)
2026	17,556	87,121	(130,348)	(25,671)
2027	7,315	36,300	(130,348)	(86,733)
Thereafter	—	—	(7,668,824)	(7,668,824)
Total	$(669,487)	$4,750,886	$(8,385,738)	$(4,304,339)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	June 30, 2022	December 31, 2021
Operating lease
Operating lease right-of-use asset	$27,387,013	$27,394,936
Operating lease liability	$27,387,013	$27,394,936

Weighted average remaining lease term — operating lease (years)	64.3	64.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$519,750	$859,125	$1,039,500	$1,175,250
_______________
(1)The decrease in operating lease cost was a result of the ground rent reset in 2021 as described above.

    Supplemental non-cash information related to the ground lease was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,039,500	$1,175,250

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,039,500	$1,175,250

Notes to Unaudited Consolidated Financial Statements

    Maturities of operating lease liability are as follows:

Years Ending December 31,	Operating Lease
2022 (July 1 through December 31)	$1,039,500
2023	2,079,000
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	133,662,375
Less: Imputed interest	(106,275,362)
Total	$27,387,013

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

As of June 30, 2022 and December 31, 2021, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

As of June 30, 2022, the Company didn’t own any marketable securities. The following tables present fair value measurements of marketable securities, by major class, as of December 31, 2021, according to the fair value hierarchy:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,310,000	$—	$—	$1,310,000
Total	$1,310,000	$—	$—	$1,310,000

    The following table presents the activities of the marketable securities for the periods presented.

	Six Months Ended June 30,
	2022	2021
Beginning balance	$1,310,000	$1,287,500
Purchases	—	6,479,148
Proceeds from sale	(1,259,417)	—
Reclassification of net realized gains on marketable securities into earnings	83,411	—
Unrealized (losses) gains on marketable securities	(133,994)	234,266
Ending balance	$—	$8,000,914

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		June 30, 2022			December 31, 2021
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$530,695,259	$534,254,432	$516,258,939	$467,843,785	$470,988,063	$454,840,551
Loans held for investment acquired through participation	3	13,266,658	13,322,380	13,326,934	12,307,366	12,343,732	12,361,068
Allowance for loan losses		—	(13,734,410)	—	—	(13,658,481)	—
Total loans		$543,961,917	$533,842,402	$529,585,873	$480,151,151	$469,673,314	$467,201,619
Liabilities:
Term loan payable	3	$—	$—	$—	$93,763,470	$91,940,062	$94,344,595
Unsecured notes payable	1	85,125,000	82,166,108	78,893,850	85,125,000	81,856,799	85,210,125
Repurchase agreement payable	3	192,659,149	190,130,617	192,659,149	44,569,600	43,974,608	44,569,600
Obligations under participation agreements	3	43,570,766	43,774,875	43,121,712	42,048,294	42,232,027	41,475,060
Mortgage loan payable	3	31,549,627	31,790,254	31,785,040	31,962,692	32,134,295	32,192,785
Secured borrowing	3	38,150,138	38,312,920	38,120,030	34,521,104	34,586,129	34,425,029
Revolving line of credit payable	3	48,825,066	48,355,899	48,825,066	38,575,895	38,186,472	38,575,895
Total liabilities		$439,879,746	$434,530,673	$433,404,847	$370,566,055	$364,910,392	$370,793,089

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2022 and December 31, 2021 due to their short-term nature.

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2022	Primary Valuation Technique	Unobservable Inputs	June 30, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$516,258,939	Discounted cash flow	Discount rate	5.79%	16.08%	9.61%
Loans held for investment acquired through participation, net	13,326,934	Discounted cash flow	Discount rate	9.79%	15.00%	12.71%
Total Level 3 Assets	$529,585,873
Liabilities:
Repurchase agreement payable	192,659,149	Discounted cash flow	Discount rate	2.55%	4.15%	3.48%
Obligations under participation agreements	43,121,712	Discounted cash flow	Discount rate	14.66%	16.08%	15.46%
Mortgage loan payable	31,785,040	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	38,120,030	Discounted cash flow	Discount rate	7.98%	7.98%	7.98%
Revolving line of credit	48,825,066	Discounted cash flow	Discount rate	5.04%	5.04%	5.04%
Total Level 3 Liabilities	$354,510,997

	Fair Value at December 31, 2021	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$454,840,551	Discounted cash flow	Discount rate	3.89%	15.00%	8.11%
Loans held for investment acquired through participation, net	12,361,068	Discounted cash flow	Discount rate	8.25%	15.00%	12.33%
Total Level 3 Assets	$467,201,619
Liabilities:
Term loan payable	$94,344,595	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Repurchase agreement payable	44,569,600	Discounted cash flow	Discount rate	2.45%	2.74%	2.57%
Obligations under participation agreements	41,475,060	Discounted cash flow	Discount rate	12.37%	15.00%	14.31%
Mortgage loan payable	32,192,785	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	34,425,029	Discounted cash flow	Discount rate	6.64%	6.64%	6.64%
Revolving line of credit	38,575,895	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$285,582,964

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

Notes to Unaudited Consolidated Financial Statements

that are included on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$381,947	$252,630	$1,068,312	$598,014
Asset management fee	1,640,628	1,156,696	3,128,723	2,313,239
Asset servicing fee	395,718	276,990	745,047	550,197
Operating expenses reimbursed to Manager	2,140,635	2,007,069	4,069,198	3,349,827
Disposition fee (3)	479,500	63,700	479,500	314,688
Total	$5,038,428	$3,757,085	$9,490,780	$7,125,965
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2022 and December 31, 2021, the Company has not received any breakup fees.

Operating Expenses

The Company reimburses the Manager for operating expenses incurred in connection with services provided to the operations of the Company, including the Company’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Notes to Unaudited Consolidated Financial Statements

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

Distributions Paid

For the three months ended June 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.8 million and $4.4 million, respectively, of which $2.8 million and $4.4 million were returns of capital, respectively (Note 10). For the six months ended June 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $7.7 million and $8.3 million, respectively, of which $5.7 million and $6.8 million were returns of capital, respectively.

Due to Manager

    As of June 30, 2022 and December 31, 2021, approximately $3.1 million and $2.4 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Due from Related Party

    As of June 30, 2022, there was no amount due from related party. As of December 31, 2021, amount due from a related party was $2.6 million, primarily related to the reserve funding on a loan that was held by an affiliate. The reserve funding was transferred to the Company in February 2022.

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

Notes to Unaudited Consolidated Financial Statements

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of June 30, 2022 and December 31, 2021.

	June 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$5,822,301	$5,843,056
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,479,324
		$13,266,658	$13,322,380

	December 31, 2021
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$4,863,009	$4,866,542
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,477,190
		$12,307,366	$12,343,732
________________
(1)The loan is held in the name of Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of June 30, 2022 and December 31, 2021:

			Transfers Treated as Obligations Under Participation Agreements as of June 30, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,911,857	$60,911,857	35.00%	$21,319,150	$21,319,149
RS JZ Driggs, LLC (1)	18,021,901	18,196,638	50.00%	9,014,116	9,101,515
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,220,416	52.95%	13,237,500	13,354,211
	$103,933,758	$104,328,911		$43,570,766	$43,774,875

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,012,639	$60,012,639	35.00%	$21,004,424	$21,004,423
RS JZ Driggs, LLC (1)	15,606,409	15,754,641	50.00%	7,806,370	7,880,516
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,206,964	52.95%	13,237,500	13,347,088
	$100,619,048	$100,974,244		$42,048,294	$42,232,027
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

Notes to Unaudited Consolidated Financial Statements

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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of June 30, 2022 and December 31, 2021:

			Transfers Treated as Secured Borrowing as of June 30, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$55,205,494	$55,506,041	69.11%	$38,150,138	$38,312,920
	$55,205,494	$55,506,041		$38,150,138	$38,312,920

			Transfers Treated as Secured Borrowing as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$49,954,068	$50,264,568	69.11%	$34,521,104	$34,586,129
	$49,954,068	$50,264,568		$34,521,104	$34,586,129

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
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the covenants included in the Indenture.

Notes to Unaudited Consolidated Financial Statements

The table below presents detailed information regarding the unsecured notes payable at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Principal Balance	Carrying Value (1)	Fair Value	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$82,166,108	$78,893,850	$85,125,000	$81,856,799	$85,210,125
_______________
(1)Amount is net of unamortized issue discount of $2.2 million and $2.4 million, and unamortized deferred financing costs of $0.8 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively.

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of June 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

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

The following tables present detailed information with respect to each borrowing under the Revolving Line of Credit as of June 30, 2022 and December 31, 2021 :

	June 30, 2022
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$21,373,119	$21,576,127	$21,616,421	$14,651,926
AAESUF Property LLC	16,995,416	17,160,703	17,665,678	8,082,267
AARSHW Property LLC	21,750,554	21,617,158	21,912,880	13,920,392
D-G Acquisition #6, LLC and D-G Quimisa, LLC	8,902,444	8,917,380	8,942,875	6,231,711
The Lux Washington, LLC	9,492,704	9,497,010	9,575,185	5,938,770
	$78,514,237	$78,768,378	$79,713,039	$48,825,066

Notes to Unaudited Consolidated Financial Statements

	December 31, 2021
	Borrowing Base			Borrowings Under the Revolving Line of Credit
	Principal Amount	Carrying Value	Fair Value
870 Santa Cruz, LLC	$17,540,875	$17,669,303	$17,781,285	$12,278,613
606 Fayetteville LLC and 401 E. Lakewood LLC	16,829,962	16,935,803	16,974,601	10,312,187
Austin H. I. Borrower LLC	13,625,000	13,725,690	13,735,569	7,493,750
D-G Acquisition #6, LLC and D-G Quimisa, LLC	8,607,092	8,605,341	8,645,413	6,024,965
The Lux Washington, LLC	3,523,401	3,382,683	3,553,330	2,466,380
	$60,126,330	$60,318,820	$60,690,198	$38,575,895

For the six months ended June 30, 2022 and 2021, the Company received proceeds from the Revolving Line of Credit of $41.2 million and $9.2 million, respectively, and made repayments of $30.9 million and $0.00 million, respectively.

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

Notes to Unaudited Consolidated Financial Statements

For the three and six months ended June 30, 2022 and 2021, the Company made repayments on the Term Loan of $93.8 million and $2.6 million, respectively, and received proceeds from borrowings under the Term Loan of $0 and $2.0 million, respectively.
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

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of June 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

Notes to Unaudited Consolidated Financial Statements

The following table presents detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,633,577	$40,365,058	$40,388,515	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,633,217	28,864,356	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,109,144	17,109,144	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	$20,175,000	$20,225,692	$20,265,338	5/06/2022	$16,140,000	Term SOFR + 1.965%
	$104,808,577	$106,333,111	$106,627,353		$74,309,600

	December 31, 2021
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,384,000	$40,089,153	$40,130,448	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,420,056	28,851,547	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
	$67,384,000	$68,509,209	$68,981,995		$44,569,600

For the six months ended June 30, 2022, the Company borrowed $29.7 million under the UBS Master Repurchase Agreement for the financing of new investments, and did not make any repayments.

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

Notes to Unaudited Consolidated Financial Statements

25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement.

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. as of June 30, 2022, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the Repurchase Agreement as of June 30, 2022:

	June 30, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,902,449	$22,397,552	2/18/2022	$18,240,000	Term SOFR +2.015% (0.10% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	55,449,700	55,707,130	54,297,060	2/18/2022	40,285,866	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,722,443	42,411,267	2/18/2022	28,094,548	Term SOFR + 1.315% (1.80% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,878	17,677,232	2/18/2022	14,400,000	Term SOFR +0.865% (1.50% floor)
University Park Berkeley, LLC	25,815,378	25,998,358	25,725,509	2/18/2022	17,329,135	Term SOFR + 1.365% (1.50% floor)
	$165,287,460	$166,372,258	$162,508,620		$118,349,549

For the six months ended June 30, 2022, the Company borrowed $118.3 million under the Repurchase Agreement and did not make any repayments.

Mortgage Loan Payable

    As of June 30, 2022, the Company had a $31.5 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of June 30, 2022 and December 31, 2021:

			June 30, 2022			December 31, 2021
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	September 27, 2022	$31,549,627	$31,790,254	$43,188,308	$31,962,692	$32,134,295	$46,067,129

Notes to Unaudited Consolidated Financial Statements

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2022 are as follows:

Years Ending December 31,	Total
2022 (July 1 to December 31)	$31,549,627
2023	—
2024	241,484,215
2025	—
2026	85,125,000
2027	—
Thereafter	—
358,158,842
Unamortized deferred financing costs	(5,715,965)
Total	$352,442,877

     At June 30, 2022 and December 31, 2021, the unamortized deferred debt issuance costs were $5.7 million and $5.9 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of June 30, 2022 and December 31, 2021, obligations under participation agreements had a carrying value of approximately $43.8 million and $42.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $104.3 million and $101.0 million, respectively, (see “Participation Agreements” in Note 7). Additionally, as of June 30, 2022 and December 31, 2021, secured borrowing had a carrying value of approximately $38.3 million and $34.6 million, and the carrying value of the loan that is associated with the secured borrowing was $55.5 million and $50.3 million, respectively. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 10.3% and 10.4% as of June 30, 2022 and December 31, 2021, respectively.

Note 9. Commitments and Contingencies

Impact of COVID-19

    While the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, continues to evolve, as of June 30, 2022, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic. As the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $96.0 million and $71.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Notes to Unaudited Consolidated Financial Statements

Unfunded Investment Commitment

As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of June 30, 2022 and December 31, 2021, the unfunded investment commitment was $16.6 million and $15.1 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 5. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of June 30, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

See Note 7 for a discussion of the Company’s commitments to the Manager.

Note 10. Equity

Earnings Per Share

The following table presents earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,292,434	$(104,771)	$534,547	$1,371,325
Series A preferred stock dividend declared	(3,906)	(3,906)	(7,812)	(7,812)
Net income (loss) allocable to common stock	$1,288,528	$(108,677)	$526,735	$1,363,513
Weighted-average shares outstanding - basic and diluted	19,487,460	19,487,460	19,487,460	19,487,460
Earnings (loss) per share - basic and diluted	$0.07	$(0.01)	$0.03	$0.07

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2022 and December 31, 2021, there were no Preferred Stock issued or outstanding.

Notes to Unaudited Consolidated Financial Statements

Series A Preferred Stock

    On November 30, 2016, the Board classified and designated 125 shares of preferred stock as a separate class of preferred stock to be known as the 12.5% Series A Redeemable Cumulative Preferred Stock, $1,000 liquidation value per share (“Series A Preferred Stock”). In December 2016, the Company sold 125 shares of the Series A Preferred Stock for $125,000. The Series A Preferred Stock pays dividends at an annual rate of 12.5% of the liquidation preference. These dividends are cumulative and payable semi-annually in arrears on June 30 and December 31 of each year.

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

Common Stock

As of June 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT. As of June 30, 2022, Terra Fund 5 and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% interest in Terra JV, respectively, and Terra Secured Income Fund 5 International and Terra Income Fund International owned a 51.6% and 48.4% interest in Terra Offshore REIT, respectively.

Distributions

    The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. All distributions will be made at the discretion of the Board and will depend upon its taxable income, financial condition, maintenance of REIT status, applicable law, and other factors as the Board deems relevant.

    For the three months ended June 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.8 million and $4.4 million, respectively, of which $2.8 million and $4.4 million were returns of capital, respectively. For the six months ended June 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $7.7 million and $8.3 million, respectively, of which $5.7 million and $6.8 million were returns of capital, respectively. Additionally, for each of the three and six months ended June 30, 2022 and 2021, the Company made distributions to preferred stockholders of $3,906 and $7,812, respectively.

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

    As of June 30, 2022, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 22 loans in eight states with an aggregate net principal balance of $462.2 million, a weighted average coupon rate of 8.0%, a weighted average loan-to-value ratio of 71.0% and a weighted average remaining term to maturity of 1.3 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of June 30, 2022, our portfolio included underlying properties located in 22 markets, across eight states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of the Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. As of June 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT.

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

Except with respect to the conversion, each share of Class B Common Stock will have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock. On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by our board of directors (the “Board”) (the “First Conversion Date”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the Board, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

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

On June 24, 2022, we filed with the SEC a registration statement on Form S-4 containing a proxy statement/prospectus related to the Merger. On July 18, 2022, the SEC declared the registration statement effective. The Merger is expected to close in September 2022, subject to the required approvals by Terra BDC’s stockholders and other customary closing conditions. We cannot provide any assurance that the Merger or any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such transaction.

COVID-19 Pandemic

    As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	4	18	22	4	22
Principal balance	$57,466,258	$486,495,659	$543,961,917	$81,720,904	$462,241,013
Amortized cost	57,896,378	475,946,024	533,842,402	82,087,795	451,754,607
Fair value	57,406,064	472,179,809	529,585,873	81,241,742	448,344,131
Weighted average coupon rate	13.35%	7.79%	8.38%	10.33%	8.03%
Weighted-average remaining term (years)	1.60	1.08	1.13	0.37	1.27

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.79%, average SOFR of 1.09% and forward-looking term rate based on SOFR (“Term SOFR”) of 1.69% as of June 30, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of June 30, 2022 and December 31, 2021, amount included $348.6 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of June 30, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to our net loan portfolio, as of June 30, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, we owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and the multi-tenant office building. The adjacent land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $43.2 million and $56.1 million as of June 30, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.5 million and $32.0 million as of June 30, 2022 and December 31, 2021, respectively.

Additionally, as of June 30, 2022 and December 31, 2021, we owned 36.6% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, we purchased equity interests in three joint ventures. As of June 30, 2022 and December 31, 2021, these equity interests had total carrying value of $91.9 million and $69.7 million, respectively.

Portfolio Investment Activity

For the three months ended June 30, 2022 and 2021, we invested $0.3 million and $13.8 million in new and add-on investments and had $10.6 million and $6.4 million of repayments, resulting in net repayments of $10.9 million and net investments of $7.4 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the six months ended June 30, 2022 and 2021, we invested $25.7 million and $29.3 million in new and add-on investments and had $11.9 million and $31.3 million of repayments, resulting in net investments of $13.7 million and net repayments of $2.0 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	June 30, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$371,487,931	$374,509,924	82.9%	$310,933,350	$313,515,326	79.8%
Preferred equity investments	64,546,225	64,633,564	14.3%	63,441,546	63,515,633	16.2%
Mezzanine loans	14,444,357	14,479,324	3.2%	17,444,357	17,622,804	4.5%
Credit facility	11,762,500	11,866,205	2.6%	11,762,500	11,859,876	3.0%
Allowance for loan losses	—	(13,734,410)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$462,241,013	$451,754,607	100.0%	$403,581,753	$392,855,158	100.0%

	June 30, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$174,270,882	$175,013,413	38.7%	$166,071,342	$166,836,320	42.5%
Multifamily	121,124,444	122,290,385	27.1%	72,999,417	73,955,240	18.8%
Hotel - full/select service	43,222,382	43,722,443	9.7%	56,847,381	57,395,682	14.6%
Industrial	49,415,498	49,400,743	10.9%	18,762,500	18,859,876	4.8%
Mixed use	29,212,391	29,268,113	6.5%	28,940,658	28,977,024	7.4%
Student housing	28,000,000	28,633,217	6.3%	31,000,000	31,565,670	8.0%
Infill land	16,995,416	17,160,703	3.8%	28,960,455	28,923,827	7.4%
Allowance for loan losses	—	(13,734,410)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$462,241,013	$451,754,607	100.0%	$403,581,753	$392,855,158	100.0%

	June 30, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$193,209,113	$195,159,894	43.2%	$187,209,547	$189,082,380	48.1%
New York	64,546,225	64,633,564	14.3%	63,441,546	63,515,633	16.2%
Georgia	55,449,700	55,707,130	12.3%	53,289,288	53,536,884	13.6%
Washington	46,667,704	46,831,846	10.4%	3,523,401	3,382,683	0.9%
New Jersey	38,745,970	38,777,861	8.6%	—	—	—%
North Carolina	28,622,301	28,745,505	6.4%	44,492,971	44,704,699	11.4%
Utah	28,000,000	28,633,217	6.3%	28,000,000	28,420,056	7.2%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.8%
Texas	—	—	—%	13,625,000	13,725,690	3.5%
Pennsylvania	—	—	—%	—	—	—%
South Carolina	—	—	—%	3,000,000	3,145,614	0.8%
Allowance for loan losses	—	(13,734,410)	(3.0)%	—	(13,658,481)	(3.5)%
Total	$462,241,013	$451,754,607	100.0%	$403,581,753	$392,855,158	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues
Interest income	$10,274,051	$8,750,466	$1,523,585	$19,156,202	$16,871,415	$2,284,787
Real estate operating revenue	2,991,321	2,265,700	725,621	5,970,775	4,277,341	1,693,434
Prepayment fee income	1,174,760	—	1,174,760	1,174,760	—	1,174,760
Other operating income	247,981	240,131	7,850	498,646	396,793	101,853
	14,688,113	11,256,297	3,431,816	26,800,383	21,545,549	5,254,834
Operating expenses
Operating expenses reimbursed to Manager	2,140,635	2,007,069	133,566	4,069,198	3,349,827	719,371
Asset management fee	1,640,628	1,156,696	483,932	3,128,723	2,313,239	815,484
Asset servicing fee	395,718	276,990	118,728	745,047	550,197	194,850
Provision for loan losses	25,633	573,061	(547,428)	75,929	849,081	(773,152)
Real estate operating expenses	1,247,328	1,516,105	(268,777)	2,465,291	2,487,420	(22,129)
Depreciation and amortization	1,718,373	931,723	786,650	3,436,745	1,863,448	1,573,297
Impairment charge	—	—	—	1,604,989	—	1,604,989
Professional fees	1,011,354	469,932	541,422	1,753,872	990,351	763,521
Directors fees	36,247	36,249	(2)	72,499	72,499	—
Other	374,203	132,697	241,506	457,624	204,185	253,439
	8,590,119	7,100,522	1,489,597	17,809,917	12,680,247	5,129,670
Operating income	6,097,994	4,155,775	1,942,219	8,990,466	8,865,302	125,164
Other income and expenses		—
Interest expense from obligations under participation agreements	(1,238,655)	(2,772,801)	1,534,146	(2,313,764)	(4,652,882)	2,339,118
Interest expense on repurchase agreement payable	(1,665,283)	—	(1,665,283)	(2,421,109)	—	(2,421,109)
Interest expense on mortgage loan payable	(520,829)	(656,859)	136,030	(1,039,446)	(1,343,009)	303,563
Interest expense on revolving line of credit	(700,737)	(162,651)	(538,086)	(1,225,031)	(180,497)	(1,044,534)
Interest expense on term loan payable	—	(1,646,182)	1,646,182	(164,969)	(3,318,950)	3,153,981
Interest expense on secured borrowing	(556,855)	(334,905)	(221,950)	(1,109,640)	(634,710)	(474,930)
Interest expense on unsecured notes payable	(1,432,877)	(336,861)	(1,096,016)	(2,863,060)	(336,861)	(2,526,199)
Net unrealized (losses) gains on marketable securities	(34,950)	248,874	(283,824)	(133,994)	234,266	(368,260)
Loss on sale of real estate	(51,984)	—	(51,984)	(51,984)	—	(51,984)
Income from equity investment in unconsolidated investments	1,364,332	1,400,839	(36,507)	2,783,667	2,738,666	45,001
Realized gains on marketable securities	32,278	—	32,278	83,411	—	83,411
	(4,805,560)	(4,260,546)	(545,014)	(8,455,919)	(7,493,977)	(961,942)
Net income (loss)	$1,292,434	$(104,771)	$1,397,205	$534,547	$1,371,325	$(836,778)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$557,341,571	8.4%	$425,407,786	8.5%
Obligations under participation agreements and secured borrowing	(85,476,509)	10.5%	(112,631,277)	10.6%
Repurchase agreement payable	(186,274,094)	3.5%	—	—%
Term loan payable	—	—%	(106,775,203)	5.3%
Revolving line of credit	(61,522,134)	4.0%	(8,383,662)	4.0%
Net loans (3)	$224,068,834	13.0%	$197,617,644	9.3%
Senior loans
Gross loans	417,597,220	7.2%	264,362,137	6.5%
Obligations under participation agreements and secured borrowing	(37,883,729)	8.1%	(51,663,536)	8.5%
Repurchase agreement payable	(186,274,094)	3.5%	—	—%
Term loan payable	—	—%	(106,775,203)	5.3%
Revolving line of credit	(61,522,134)	4.0%	(8,383,662)	4.0%
Net loans (3)	$131,917,263	13.5%	$97,539,736	7.0%
Subordinated loans (4)
Gross loans	139,744,351	12.3%	161,045,649	12.0%
Obligations under participation agreements	(47,592,780)	12.5%	(60,967,741)	12.6%
Net loans (3)	$92,151,571	12.2%	$100,077,908	11.6%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$531,915,282	8.4%	$417,362,153	8.5%
Obligations under participation agreements and secured borrowing	(82,267,911)	10.5%	(100,798,932)	10.4%
Repurchase agreement payable	(144,128,510)	3.5%	—	—%
Term loan payable	(20,836,327)	5.3%	(107,441,217)	5.3%
Revolving line of credit	(53,252,643)	5.0%	(5,102,351)	4.0%
Net loans (3)	$231,429,891	11.8%	$204,019,653	9.4%
Senior loans
Gross loans	394,099,125	7.1%	259,783,669	6.4%
Obligations under participation agreements and secured borrowing	(37,026,717)	8.1%	(48,600,589)	8.6%
Repurchase agreement payable	(144,128,510)	3.5%	—	—%
Term loan payable	(20,836,327)	5.3%	(107,441,217)	5.3%
Revolving line of credit	(53,252,643)	5.0%	(5,102,351)	4.0%
Net loans (3)	$138,854,928	11.7%	$98,639,512	6.6%
Subordinated loans (4)
Gross loans	137,816,157	12.3%	157,578,484	11.9%
Obligations under participation agreements	(45,241,194)	12.4%	(52,198,343)	12.2%
Net loans (3)	$92,574,963	12.3%	$105,380,141	11.8%
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

Interest Income

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest income increased by $1.5 million and $2.3 million, respectively, primarily due to an increase in contractual interest income as a result an increase in the weighted average principal balance of gross loans.

Real Estate Operating Revenue

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, real estate operating revenue increased by $0.7 million and $1.7 million, respectively, as a result of lease termination income recognized in 2022 in connection with a termination notice received in November 2021.

Prepayment Fee Income

For both the three and six months ended June 30, 2022, we recognized prepayment fee income of $1.2 million on the early repayment of two loans. There was no prepayment fee income recognized for the three and six months ended June 30, 2021.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the (“Management Agreement”) with our Manager, we reimburse the Manager for operating expenses incurred in connection with services provided to us, including our allowable share of the Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, operating expenses reimbursed to the Manager increased by $0.1 million and $0.7 million, respectively, as a result of an increase in the allocation ratio resulting from an increase in total assets under management.

Asset Management Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, asset management fees increased by $0.5 million and $0.8 million, respectively, primarily due to an increase in total assets under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with the Manager, we paid the Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the three and six months ended June 30, 2022 as compared to the same periods in 2021, asset servicing fees increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in total assets under management.

Provision for Loan Losses

    The Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

     As of June 30, 2022, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and recorded general allowance for loan losses of $0.005 million and $0.01 million and for the three and six months ended June 30, 2022, respectively. As of June 30, 2021, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5” and reversed the previously recorded general allowance for loan losses of $0.5 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Additionally, as of June 30, 2022 and 2021, we had two and five loans, respectively, deemed impaired and recorded specific allowance for loan losses of $0.02 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $0.06 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, as a result of a decline in the value of the underlying collateral.

Real Estate Operating Expenses

For the three months ended June 30, 2022 as compared to the same period in 2021, real estate operating expenses decreased by $0.3 million, due to an increase in ground rent expense on the multi-tenant office building resulting from a rent reset in June 2021 effective November 2020, and our recording of the rent increase related to the 2020 period in the 2021 period. For the six months ended June 30, 2022 as compared to the same period in 2021, real estate operating expenses remained substantially the same.

A component of real estate operating expenses is lease expense, including amortization of above-market ground lease. As of June 30, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Depreciation and Amortization

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, depreciation and amortization increased by $0.8 million and $1.6 million, respectively, primarily due to a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles.

Impairment Charge

For the six months ended June 30, 2022, we recorded an impairment charge of $1.6 million on the development land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022. There was no impairment charge recorded for the three months ended June 30, 2022 or the three and six months ended June 30, 2021.

Professional Fees

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, professional fees increased by $0.5 million and $0.8 million, respectively, primarily due to legal fees incurred in connection with litigation related to the ground rent described above as well as a loan refinancing in 2022 which we accounted for as a loan modification.

Other

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, other expense increased by $0.2 million and $0.3 million, respectively, as a result of a fee paid to a third-party in connection with the sale of a parcel of land.

Interest Expense from Obligations under Participation Agreements

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense from obligations under participation agreements decreased by $1.5 million and $2.3 million, respectively, primarily due to a decrease in weighted average principal amount outstanding on obligations under participation agreements.

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

    For the three and six months ended June 30, 2022, interest expense on repurchase agreement payable was $1.7 million and $2.4 million, respectively. There was no interest expense on repurchase agreement payable for the three and six months ended June 30, 2021.

Interest Expense on Mortgage Loan Payable

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on mortgage loan payable decreased by $0.1 million and $0.3 million, respectively, as a result of a decrease in the weighted average principal amount outstanding on mortgage loan payable.

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

    For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on revolving line of credit increased by $0.5 million and $1.0 million, respectively, due to an increase in weighted average principal amount outstanding on the revolving line of credit.

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

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on term loan payable decreased by $1.6 million and $3.2 million, respectively, as a result of a decrease in the weighted average principal amount outstanding on term loan payable. Additionally, in connection with the refinancing, we reversed the previously accrued step-up interest of $0.4 million during the first quarter of 2022.

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

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on secured borrowing increased by $0.2 million and $0.5 million, respectively, as a result of an increase in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense on unsecured notes payable increased by $1.1 million and $2.5 million, respectively, as a result of an increase in the weighted average principal amount outstanding.

Net Unrealized (Losses) Gains on Marketable Securities

For the three and six months ended June 30, 2022, we recognized net unrealized losses on marketable securities of $0.03 million and $0.13 million, compared to net unrealized gains on marketable securities of $0.25 million and $0.23 million recognized in the same periods in the prior year, as result of selling the marketable securities, at which time we reversed the previously unrealized gains on marketable securities.

Loss on Sale of Real Estate

In June 2022, we sold the 4.9 acres of adjacent land located in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.05 million for three and six months ended June 30, 2022, excluding impairment charges of $1.6 million recognized in March 2022 and $3.4 million recognized in December 2021. There was no loss on sale of real estate for the three and six months ended June 30, 2021.

Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of June 30, 2022 and December 31, 2021, we owned 36.6% and 50.0% of the equity interest in RESOF, respectively.

In the fourth quarter of 2021, we purchased an 80% equity interest in two joint ventures with one of the jolint ventures owning a 1.4 million square feet industrial facility located in Arlington, Texas and the other one owning a 147,000 square feet warehouse facility located in Miami, Florida. Additionally, in the first quarter of 2022, we purchased a 90% equity interest in a joint venture that owns a three-property 371-unit multifamily facilities in South Florida. We account for our equity interests in these investments using the equity method of accounting.

For the three and six months ended June 30, 2022, we recognized income from equity investment in unconsolidated investments of $1.4 million and $2.8 million, which consisted of equity income from RESOF of $1.6 million and $2.9 million and equity loss from the joint ventures of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2021, we recognized income from equity investment in unconsolidated investments of $1.4 million and $2.7 million, respectively, on our investment in RESOF.

Realized Gains on Marketable Securities

For the three and six months ended June 30, 2022, we sold marketable securities and recognized realized gains on marketable securities of $0.03 million and $0.08 million. For the three and six months ended June 30, 2021, we did not sell any marketable securities and did not recognize any realized gains or losses on marketable securities.

Net Income (Loss)

    For the three months ended June 30, 2022, the resulting net income was $1.3 million, compared to the resulting net loss of $0.1 million for the same period in 2021. For the six months ended June 30, 2022 as compared to the same period in 2021, the resulting net income decreased by $0.8 million

Financial Condition, Liquidity and Capital Resources

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

    Obligations under participation agreements totaling $30.3 million and secured borrowing of $38.2 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $77.8 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $31.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. We expect to refinance the mortgage loan payable before it matures.

Summary of Financing

The table below summarizes our debt financing as of June 30, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,549,627	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	9/27/2022
Line of credit	$125,000,000	48,825,066	$76,174,934	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	74,309,600	120,690,400	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	118,349,549	81,650,451	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$273,033,842	$278,515,785

Cash Flows From Operating Activities

    For the six months ended June 30, 2022 as compared to the same period in 2021, cash flows from operating activities increased by $3.2 million, primarily due to an increase in contractual interest income. Additionally, cash flows from operating activities increased due to payment made in 2021 for real estate tax on our operating real estate.

Cash Flows Used In Investing Activities

    For the six months ended June 30, 2022, cash flows used in investing activities were $74.4 million, primarily related to origination and purchase of loans of $120.4 million and purchase of equity interests in unconsolidated investments of $20.9 million, partially offset by proceeds from repayments of loans of $56.6 million, proceeds from sale of real estate of $8.6 million and proceeds from sale of marketable securities of $1.3 million.

    For the six months ended June 30, 2021, cash flows used in investing activities were $56.3 million, primarily related to origination and purchase of loans of $82.1 million, purchase of partnership interest in a limited partnership of $14.1 million and purchase of marketable securities of $6.5 million, partially offset by proceeds from repayments of loans of $46.4 million.

Cash Flows From Financing Activities

    For the six months ended June 30, 2022, cash flows from financing activities were $60.7 million, primarily due to proceeds from borrowings under the repurchase agreements of $148.1 million and proceeds from obligations under participation agreements and secured borrowing of $20.2 million. These cash inflows were partially offset by repayments on borrowings under the term loan of $93.8 million, repayments of obligations under participation agreements of $15.0 million and distributions paid of $7.7 million. Additionally, for the six months ended June 30, 2022, we received proceeds from borrowings under the revolving line of credit of $41.2 million and made repayments on borrowings under the revolving line of credit of $30.9 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$381,947	$252,630	$1,068,312	$598,014
Asset management fee	1,640,628	1,156,696	3,128,723	2,313,239
Asset servicing fee	395,718	276,990	745,047	550,197
Operating expenses reimbursed to Manager	2,140,635	2,007,069	4,069,198	3,349,827
Disposition fee (3)	479,500	63,700	479,500	314,688
Total	$5,038,428	$3,757,085	$9,490,780	$7,125,965
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with our equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Participation Agreements and Secured Borrowing

    We have further diversified our exposure to loans and borrowers by entering into participation agreements whereby we transferred a portion of certain of our loans on a pari passu basis to related parties, primarily other affiliated funds managed by our Manager or its affiliates, and to a lesser extent, unrelated parties. We have also sold a portion of a loan to a third party that did not qualify for sale accounting.

    As of June 30, 2022, the principal balance of our participation obligations totaled $43.6 million, all of which were participation obligations to Terra Fund 6. Additionally, as of June 30, 2022, the principal balance of our secured borrowing was $38.2 million.

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

    For the three and six months ended June 30, 2022, the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing was approximately $85.5 million and $82.3 million, respectively, and the weighted average interest rate was approximately 10.5% and 10.5%, respectively, compared to weighted average outstanding principal balance of approximately $112.6 million and $100.8 million, respectively, and weighted average interest rate of approximately 10.6% and 10.4% for the three and six months ended June 30, 2021, respectively.

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

    As of June 30, 2022, we had 14 investments with an aggregate principal balance of $351.1 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $2.2 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $3.2 million. Additionally, we had four investments with an aggregate principal balance of $75.9 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease our annual interest income by $0.7 million, and an increase of 100 basis points would increase our annual interest income by $0.8 million.

    Additionally, as of June 30, 2022, we had $31.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $48.8 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $78.5 million of first mortgages; a repurchase agreement with an outstanding balance of $74.3 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $104.8 million of first mortgages; and another repurchase agreement with an outstanding balance of $118.3 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.3 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease our annual interest expense by approximately $1.9 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $2.5 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of June 30, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 other than the one below.

Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term. Further, heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Higher inflation and rising input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at higher levels, may have an adverse impact on the valuation of our investments.

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

2.4
Agreement and Plan of Merger, dated as of May 2, 2022, by and among Terra Property Trust, Inc., Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Terra Income Advisors, LLC and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Terra Income Fund 6, Inc. with the SEC on May 5, 2022).

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

Date: August 12, 2022

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)