Form 10-Q
period 2022-09-30
Terra Property Trust, Inc.
filed 2022-11-14
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2022, the registrant had 24,335,370 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$21,957,216	$35,783,956
Restricted cash	5,521,080	7,411,811
Cash held in escrow by lender	4,697,219	7,902,880
Marketable securities	—	1,310,000
Loans held for investment, net	445,320,278	457,329,582
Loans held for investment acquired through participation, net	44,858,965	12,343,732
Equity investment in unconsolidated investments	57,071,597	69,713,793
Real estate owned, net (Note 5)
Land, building and building improvements, net	47,076,436	58,325,068
Lease intangible assets, net	3,532,116	7,451,771
Operating lease right-of-use asset	27,382,939	27,394,936
Deal deposit	8,600,000	—
Interest receivable	2,192,868	2,463,037
Due from related party	—	2,605,639
Other assets	4,360,059	3,505,953
Total assets	$672,570,773	$693,542,158
Liabilities and Equity
Liabilities:
Term loan payable, net of deferred financing fees	$—	$91,940,062
Unsecured notes payable, net of debt issuance cost	82,325,341	81,856,799
Repurchase agreements payable, net of deferred financing fees	193,178,309	43,974,608
Obligations under participation agreements (Note 7 )	36,952,837	42,232,027
Mortgage loan payable, net of deferred financing fees and other	31,612,338	32,134,295
Revolving line of credit payable, net of deferred financing fees	23,737,073	38,186,472
Secured borrowing	—	34,586,129
Interest reserve and other deposits held on investments	5,521,080	7,411,811
Operating lease liability	27,382,939	27,394,936
Lease intangible liabilities, net (Note 5)	8,859,654	9,709,710
Due to Manager (Note 7)	2,947,235	2,388,317
Interest payable	667,029	1,879,626
Accounts payable and accrued expenses	1,864,939	1,264,131
Unearned income	373,516	449,690
Distributions payable	3,906	—
Other liabilities	1,068,328	4,289,967
Total liabilities	416,494,524	419,698,580
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at September 30, 2022 and December 31, 2021	125,000	125,000
Common stock, $0.01 par value, 450,000,000 shares authorized and 19,487,460 shares issued and outstanding at September 30, 2022 and December 31, 2021	194,875	194,875
Additional paid-in capital	373,443,672	373,443,672
Accumulated deficit	(117,687,298)	(99,919,969)
Total equity	256,076,249	273,843,578
Total liabilities and equity	$672,570,773	$693,542,158
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Interest income	$9,839,007	$9,918,763	$28,995,209	$26,790,178
Real estate operating revenue	2,962,812	2,191,178	8,933,587	6,468,519
Prepayment fee income	809,301	190,997	1,984,061	190,997
Other operating income	52,046	345,180	550,692	741,973
	13,663,166	12,646,118	40,463,549	34,191,667
Operating expenses
Operating expenses reimbursed to Manager	2,013,135	1,528,223	6,082,333	4,878,050
Asset management fee	1,611,934	1,420,119	4,740,657	3,733,358
Asset servicing fee	379,712	311,127	1,124,759	861,324
Provision for loan losses	9,188,129	716,164	9,264,058	1,565,245
Real estate operating expenses	1,274,849	1,264,501	3,740,140	3,751,921
Depreciation and amortization	1,718,374	931,725	5,155,119	2,795,173
Impairment charge	—	—	1,604,989	—
Professional fees	594,318	535,564	2,348,190	1,525,915
Directors fees	36,249	36,249	108,748	108,748
Other	49,016	95,775	506,640	299,960
	16,865,716	6,839,447	34,675,633	19,519,694
Operating (loss) income	(3,202,550)	5,806,671	5,787,916	14,671,973
Other income and expenses
Interest expense from obligations under participation agreements	(562,182)	(3,278,294)	(2,875,946)	(7,931,176)
Interest expense on repurchase agreement payable	(2,394,754)	—	(4,815,863)	—
Interest expense on mortgage loan payable	(534,617)	(573,687)	(1,574,063)	(1,916,696)
Interest expense on revolving line of credit	(647,473)	(223,902)	(1,872,504)	(404,399)
Interest expense on term loan payable	—	(1,653,250)	(164,969)	(4,972,200)
Interest expense on unsecured notes payable	(1,436,107)	(1,409,274)	(4,299,167)	(1,746,135)
Interest expense on secured borrowing	(397,932)	(467,957)	(1,507,572)	(1,102,667)
Net unrealized losses on marketable securities	—	(257,329)	(133,994)	(23,063)
Loss on sale of real estate	—	—	(51,984)	—
Income from equity investment in unconsolidated investments	1,483,846	1,824,825	4,267,513	4,563,491
Gain on sale of interests in unconsolidated investments	799,827	—	799,827	—
Realized loss on loan repayments	—	(517,989)	—	(517,989)
Realized gains on marketable securities	—	22,428	83,411	22,428
	(3,689,392)	(6,534,429)	(12,145,311)	(14,028,406)
Net (loss) income	$(6,891,942)	$(727,758)	$(6,357,395)	$643,567
Series A preferred stock dividend declared	(3,906)	$(3,906)	$(11,718)	$(11,718)
Net (loss) income allocable to common stock	$(6,895,848)	$(731,664)	$(6,369,113)	$631,849

(Loss) earnings per share — basic and diluted	$(0.35)	$(0.04)	$(0.33)	$0.03

Weighted-average shares — basic and diluted	19,487,460	19,487,460	19,487,460	19,487,460

Distributions declared per common share	$0.19	$0.20	$0.58	$0.63

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(104,575,357)	$269,188,190
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,780,568)	(3,780,568)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,292,434	1,292,434
Balance at June 30, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(107,067,397)	$266,696,150
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,724,053)	(3,724,053)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(6,891,942)	(6,891,942)
Balance at September 30, 2022	$—	$125	$125,000	19,487,460	$194,875	$373,443,672	$(117,687,298)	$256,076,249

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$303,325,065
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,476,096	1,476,096
Balance at March 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(72,859,887)	$300,903,660
Distributions declared on common shares ($0.23 per share)	—	—	—	—	—	—	(4,429,352)	(4,429,352)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(104,771)	(104,771)
Balance at June 30, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(77,397,916)	$296,365,631
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,594)	(3,893,594)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(727,758)	(727,758)
Balance at September 30, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(82,023,174)	$291,740,373

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,357,395)	$643,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Paid-in-kind interest income, net	—	(1,000,028)
Depreciation and amortization	5,155,119	2,795,173
Provision for loan losses	9,264,058	1,565,245
Impairment charge	1,604,989	—
Amortization of net purchase premiums on loans	122,783	46,043
Straight-line rent adjustments	1,087,257	(299,396)
Amortization of deferred financing costs	1,821,543	852,250
Amortization of discount on unsecured notes payable	345,801	136,913
Amortization of above- and below-market rent intangibles	(739,127)	(253,665)
Amortization and accretion of investment-related fees, net	(739,886)	(89,846)
Amortization of above-market rent ground lease	(97,761)	(97,762)
Realized loss on loan repayments	—	517,989
Realized gain on marketable securities	(83,411)	(22,428)
Unrealized losses on marketable securities	133,994	23,063
Loss on sale of real estate	51,984	—
Income from equity investment in excess of distributions received	(2,781,380)	—
Gain on sale of interests in unconsolidated investments	(799,827)	—
Changes in operating assets and liabilities:
Deal deposits	(8,600,000)	(9,529,476)
Interest receivable	270,169	(182,778)
Due from related party	2,605,639	—
Other assets	(2,183,835)	899,756
Due to Manager	—	93,226
Unearned income	19,515	(179,499)
Interest payable	(1,212,597)	765,168
Accounts payable and accrued expenses	600,808	(2,653,266)
Other liabilities	(3,221,639)	802,166
Net cash used in operating activities	(3,733,199)	(5,167,585)
Cash flows from investing activities:
Origination and purchase of loans	(187,878,643)	(163,504,926)
Proceeds from repayments of loans	158,765,183	105,909,237
Purchase of equity interests in unconsolidated investments	(18,207,679)	(14,065,197)
Proceeds from sale of interests in unconsolidated investments	33,688,430	—
Proceeds from sale of real estate	8,585,500	—
Distributions in excess of net income	742,651	415,172
Purchase of marketable securities	—	(6,479,147)
Proceeds from sale of marketable securities	1,259,417	3,328,157
Net cash used in investing activities	(3,045,141)	(74,396,704)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Repayments of obligations under participation agreements	(22,239,670)	(23,625,186)
Proceeds from obligations under participation agreements	17,023,011	57,103,598
Proceeds from borrowings under repurchase agreements	150,706,606	—
Proceeds from borrowings under revolving line of credit	41,169,295	25,299,713
Repayments of borrowings under revolving line of credit	(55,609,325)	—
Distributions paid	(11,406,028)	(12,224,353)
Proceeds from borrowings under the term loan	—	2,595,576
Repayment of borrowings under the term loan	(93,763,471)	(16,585,001)
Proceeds from secured borrowing	4,151,186	13,196,034
Repayment of secured borrowing	(38,672,291)	—
Proceeds from issuance of unsecured notes payable, net of discount	—	82,464,844
Repayment of mortgage principal	(624,342)	(11,855,650)
Change in interest reserve and other deposits held on investments	(1,890,731)	(1,944,027)
Payment of financing costs	(989,032)	(1,663,250)
Net cash (used in) provided by financing activities	(12,144,792)	112,762,298
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,923,132)	33,198,009
Cash, cash equivalents and restricted cash at beginning of period	51,098,647	32,920,323
Cash, cash equivalents and restricted cash at end of period (Note 2)	$32,175,515	$66,118,332

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$16,451,586	$14,973,631

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

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
    On January 1, 2016, Terra Secured Income Fund 5, LLC (“Terra Fund 5”), the Company’s then parent, contributed its consolidated portfolio of net assets to the Company pursuant to a contribution agreement in exchange for shares of the Company’s common stock. Upon receipt of the contribution of the consolidated portfolio of net assets from Terra Fund 5, the Company commenced its operations on January 1, 2016. On March 2, 2020, the Company engaged in a series of transactions pursuant to which the Company issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by the Company, cash of $25.5 million and other working capital. As of September 30, 2022, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”).

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

On October 1, 2022, pursuant to certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC) (“Terra LLC”), a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the merger (the “Merger”) and as a wholly owned subsidiary of the Company (Note 11).
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

Notes to Unaudited Consolidated Financial Statements

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

Under the VIE model, limited partnerships are considered VIEs unless a limited partner holds substantive kick-out or participating rights over a general partner. The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

    There may be circumstances where the Company modifies a loan by granting the borrower a concession that it might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification solely results in a delay in a payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$21,957,216	$51,975,601
Restricted cash	5,521,080	10,201,589
Cash held in escrow by lender	4,697,219	3,941,142
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$32,175,515	$66,118,332

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the

Notes to Unaudited Consolidated Financial Statements

Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years before 2018) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of September 30, 2022, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2019-2021 federal tax returns remain subject to examination by the Internal Revenue Service.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’ loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.

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

Note 3. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	4	17	21	6	15	21
Principal balance	$44,218,162	$465,046,452	$509,264,614	$74,880,728	$405,270,423	$480,151,151
Carrying value	$44,483,378	$445,695,865	$490,179,243	$75,520,212	$394,153,102	$469,673,314
Fair value	$43,983,296	$442,446,124	$486,429,420	$75,449,410	$391,752,209	$467,201,619
Weighted-average coupon rate	13.67%	9.68%	10.03%	12.39%	7.01%	7.85%
Weighted-average remaining term (years)	1.86	1.01	1.08	1.93	1.45	1.53
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 3.14%, average SOFR of 2.47% and forward-looking term rate based on SOFR (“Term SOFR”) of 3.04% as of September 30, 2022 and LIBOR of 0.10% as of December 31, 2021.

Notes to Unaudited Consolidated Financial Statements

(2)As of September 30, 2022 and December 31, 2021, amount included $333.5 million and $290.6 million of senior mortgages used as collateral for $219.4 million and $176.9 million of borrowings under credit facilities, respectively (Note 8).
(3)As of September 30, 2022 and December 31, 2021, fifteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

Lending Activities

The following table presents the activities of the Company’s loan portfolio for the nine months ended September 30, 2022 and 2021:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	155,653,368	32,225,275	187,878,643
Principal repayments received	(158,765,183)	—	(158,765,183)
Net amortization of premiums on loans	(122,783)	—	(122,783)
Accrual, payment and accretion of investment-related fees and other, net	489,352	289,958	779,310
Provision for loan losses	(9,264,058)	—	(9,264,058)
Balance, September 30, 2022	$445,320,278	$44,858,965	$490,179,243

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	163,504,926	—	163,504,926
Principal repayments received	(101,659,237)	(4,250,000)	(105,909,237)
PIK interest (1)	1,955,109	—	1,955,109
Net amortization of premiums on loans	(46,043)	—	(46,043)
Accrual, payment and accretion of investment-related fees and other, net	938,233	(44,053)	894,180
Realized loss on loan repayments (2)(3)	(651,553)	—	(651,553)
Provision for loan losses	(1,565,245)	—	(1,565,245)
Balance, September 30, 2021	$480,462,652	$—	$480,462,652
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted $1.0 million for the nine months ended September 30, 2021.
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

Notes to Unaudited Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$370,623,912	$374,105,299	76.4%	$345,454,454	$348,101,455	74.0%
Preferred equity investments	81,321,345	81,321,345	16.6%	92,252,340	92,400,572	19.7%
Mezzanine loans	32,319,357	32,446,235	6.6%	17,444,357	17,622,804	3.8%
Credit facility	25,000,000	25,228,903	5.1%	25,000,000	25,206,964	5.4%
Allowance for loan losses	—	(22,922,539)	(4.7)%	—	(13,658,481)	(2.9)%
Total	$509,264,614	$490,179,243	100.0%	$480,151,151	$469,673,314	100.0%

	September 30, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$174,823,408	$175,316,386	35.8%	$221,596,870	$222,426,872	47.3%
Multifamily	122,292,865	123,503,449	25.2%	80,805,787	81,835,756	17.4%
Industrial	63,349,686	63,622,877	13.0%	32,000,000	32,206,964	6.9%
Infill land	48,079,150	48,619,458	9.9%	28,960,455	28,923,827	6.2%
Hotel - full/select service	43,222,382	43,738,349	8.9%	56,847,381	57,395,682	12.2%
Mixed use	29,497,123	29,558,901	6.0%	28,940,658	28,977,024	6.2%
Student housing	28,000,000	28,742,362	5.9%	31,000,000	31,565,670	6.7%
Allowance for loan losses	—	(22,922,539)	(4.7)%	—	(13,658,481)	(2.9)%
Total	$509,264,614	$490,179,243	100.0%	$480,151,151	$469,673,314	100.0%

	September 30, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$177,543,240	$179,406,220	36.6%	$234,968,151	$237,015,597	50.4%
New York	81,321,345	81,321,345	16.6%	92,252,340	92,400,572	19.7%
Georgia	55,565,351	55,824,187	11.4%	53,289,288	53,536,884	11.4%
Washington	51,517,559	51,778,575	10.6%	3,523,401	3,382,683	0.7%
New Jersey	48,428,836	48,748,885	9.9%	—	—	—%
Arizona	31,000,000	31,264,547	6.4%	—	—	—%
North Carolina	28,888,283	29,015,661	5.9%	44,492,971	44,704,699	9.5%
Utah	28,000,000	28,742,362	5.9%	28,000,000	28,420,056	6.1%
Massachusetts	7,000,000	7,000,000	1.4%	7,000,000	7,000,000	1.5%
Texas	—	—	—%	13,625,000	13,725,690	2.9%
South Carolina	—	—	—%	3,000,000	3,145,614	0.7%
Allowance for loan losses	—	(22,922,539)	(4.7)%	—	(13,658,481)	(2.9)%
Total	$509,264,614	$490,179,243	100.0%	$480,151,151	$469,673,314	100.0%

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

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,041,664	4.9%	2	25,000,000	25,041,124	5.2%
3	16	402,943,269	406,738,773	79.3%	15	349,273,811	352,164,409	72.9%
4	—	—	—	—%	1	60,012,639	60,012,639	12.4%
5	—	—	—	—%	—	—	—	—%
Other (1)	3	81,321,345	81,321,345	15.8%	3	45,864,701	46,113,623	9.5%
	21	$509,264,614	513,101,782	100.0%	21	$480,151,151	483,331,795	100.0%
Allowance for loan losses			(22,922,539)				(13,658,481)
Total, net of allowance for loan losses			$490,179,243				$469,673,314
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectability individually. As of both September 30, 2022 and December 31, 2021, the specific allowance for loan losses on these loans were $22.9 million and $12.8 million, respectively, as a result of a decline in the fair value of the respective collateral.

    As of September 30, 2022, the Company did not have any loans with a loan risk rating of “4” or “5”, and did not record any general allowance for loan losses for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had three loans deemed impaired and recorded specific allowance for loan losses of $9.2 million and $9.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2021, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5”, and reversed the previously recorded general allowance for loan losses of $0.4 million for the nine months ended September 30, 2021. Additionally, as of September 30, 2021, the Company had three loans deemed impaired and recorded specific allowance for loan losses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively.

The following table presents the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Allowance for loan losses, beginning of period	$13,658,481	$3,738,758
Provision for loan losses	9,264,058	1,565,245
Charge-offs (1)	—	(984,440)
Recoveries	—	—
Allowance for loan losses, end of period	$22,922,539	$4,319,563
_______________
(1)Amount related to the TDR below.

As of September 30, 2022 and December 31, 2021, the Company had two loans and one loan that were in default, respectively. Additionally, for the three months ended September 30, 2022 and 2021, the Company suspended interest income accrual of $2.8 million and $1.1 million on three loans, respectively, because recovery of such income was doubtful. For the nine months ended September 30, 2022 and 2021, the Company suspended interest income accrual of $5.1 million and $2.4 million on three loans, respectively, because recovery of such income was doubtful.

Notes to Unaudited Consolidated Financial Statements

Troubled Debt Restructuring

As of September 30, 2022, there were no investments qualified as trouble debt restructuring. As of December 31, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million. This investment was repaid in full in April 2022.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of September 30, 2022 and December 31, 2021, the unfunded commitment was $19.3 million and $15.1 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of September 30, 2022 and December 31, 2021, the Company owned 30.9% and 50.0% of the equity interest in RESOF, respectively. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in RESOF was $39.9 million and $40.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded equity income from RESOF of $2.1 million and $5.0 million, respectively, and did not receive any distributions from RESOF. For the three and nine months ended September 30, 2021, the Company recorded equity income from RESOF of $1.8 million and $4.6 million, respectively, and received distributions of $5.0 million from RESOF for both the three and nine months ended September 30, 2021.

Notes to Unaudited Consolidated Financial Statements

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

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2022	December 31, 2021
Investments at fair value (cost of $177,463,756 and $107,261,022, respectively)	$179,957,744	$108,359,898
Other assets	21,161,755	5,484,087
Total assets	201,119,499	113,843,985
Revolving line of credit, net of financing costs	14,750,714	14,909,717
Obligations under participation agreement (proceeds of $41,726,565 and $14,252,357, respectively)	42,060,509	14,351,617
Other liabilities	18,217,762	5,296,603
Total liabilities	75,028,985	34,557,937
Partners’ capital	$126,090,514	$79,286,048

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$12,581,277	$3,116,999	$23,317,312	$7,857,322
Total expenses	3,434,548	490,011	6,489,678	1,505,586
Net investment income	9,146,729	2,626,988	16,827,634	6,351,736
Unrealized (depreciation) appreciation on investments	(644,446)	(80,655)	917,745	102,328
Net increase in partners’ capital resulting from operations	$8,502,283	$2,546,333	$17,745,379	$6,454,064

Equity Investment in Joint Ventures

As of September 30, 2022, the Company owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million. The following table presents the Company’s beneficial ownership interests in its equity investments in the joint ventures and their respective carrying values:

		September 30, 2022		December 31, 2021
Entity	Co-owner (1)	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC (1)	Affiliate/Third party	27%	$7,930,844	80%	$23,949,044
LEL NW 49th JV LLC (1)	Affiliate/Third party	27%	1,737,626	80%	5,306,467
TCG Corinthian FL Portfolio JV LLV (1)(2)	Affiliate/Third Party	31%	7,465,926	90%	—
			$17,134,396		$29,255,511
_______________
(1)The Company sold a portion of the interest in this investment to an affiliate in September 2022.
(2)This investment was purchased from a third party in March 2022.

Notes to Unaudited Consolidated Financial Statements

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	September 30, 2022	December 31, 2021
Net investments in real estate	$197,690,556	$115,636,424
Other assets	13,291,887	4,856,249
Total assets	210,982,443	120,492,673
Mortgage loan payable	147,059,293	83,445,235
Other liabilities	3,936,266	1,305,572
Total liabilities	150,995,559	84,750,807
Members’ capital	$59,986,884	$35,741,866

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,830,398	$—	$9,961,868	$—
Operating expenses	(1,960,888)	—	(4,984,553)	—
Depreciation expense	(1,296,079)	—	(3,051,976)	—
Interest expense	(2,269,662)	—	(5,099,449)	—
Unrealized gains	1,617,548	—	3,023,925	—
Net loss	$(78,683)	$—	$(150,185)	$—

For the three and nine months ended September 30, 2022, the Company recorded equity loss from the joint ventures of $0.6 million and $0.7 million, respectively, and received distributions from the joint ventures of $0.2 million and $0.9 million, respectively. There was no such equity income or loss recorded or distributions received for the three and nine months ended September 30, 2021. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Note 5. Real Estate Owned, Net

Real Estate Activities

2022 — In June 2022, the Company sold 4.9 acres of land it owned in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million excluding impairment charges of $1.6 million and $3.4 million recognized in March 2022 and December 2021, respectively.

2021 — In September 2021, the Company signed a new lease for the vacant space in an office building. The lease commenced on December 1, 2021 and has term of 10 years with an option to extend the lease for 5 years. Additionally, the lease provides for a fixed rental payment plus a percentage rent that is based on 6% of the gross sales of the tenant’s business. The lease also provides a 3% increase in rental payment every year.

In November 2021, the Company received notice from a tenant of their intention to terminate its lease effective November 30, 2022. In connection with the lease termination, the Company received a termination fee of $3.1 million, to be amortized to income over the remaining life of the lease.

In December 2021, the Company recorded an impairment charge of $3.4 million on the 4.9 acres of land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned was comprised of 4.9 acres of land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land (1)	$—	$—	$—	$10,000,000	$—	$10,000,000
Building and building improvements	51,725,969	(5,388,178)	46,337,791	51,725,969	(4,418,305)	47,307,664
Tenant improvements	1,854,640	(1,155,328)	699,312	1,854,640	(947,369)	907,271
Furniture and fixtures	236,000	(196,667)	39,333	236,000	(125,867)	110,133
Total real estate	53,816,609	(6,740,173)	47,076,436	63,816,609	(5,491,541)	58,325,068
Lease intangible assets:
In-place lease	14,982,538	(11,533,813)	3,448,725	14,982,538	(7,627,326)	7,355,212
Above-market rent	156,542	(73,151)	83,391	156,542	(59,983)	96,559
Total intangible assets	15,139,080	(11,606,964)	3,532,116	15,139,080	(7,687,309)	7,451,771
Lease intangible liabilities:
Below-market rent	(2,754,922)	2,248,420	(506,502)	(2,754,922)	1,496,125	(1,258,797)
Above-market ground lease	(8,896,270)	543,118	(8,353,152)	(8,896,270)	445,357	(8,450,913)
Total intangible liabilities	(11,651,192)	2,791,538	(8,859,654)	(11,651,192)	1,941,482	(9,709,710)
Total real estate	$57,304,497	$(15,555,599)	$41,748,898	$67,304,497	$(11,237,368)	$56,067,129
_______________
(1)The 4.9 acres of land in Pennsylvania was sold by the Company in the second quarter of 2022.

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Real estate operating revenues:
Lease revenue	$1,752,594	$1,805,647	$5,251,417	$5,417,341
Other operating income	1,210,218	385,531	3,682,170	1,051,178
Total	$2,962,812	$2,191,178	$8,933,587	$6,468,519
Real estate operating expenses:
Utilities	$84,769	$82,672	$186,274	$153,140
Real estate taxes	353,361	356,350	1,044,520	1,046,823
Repairs and maintenances	171,085	184,173	498,318	453,391
Management fees	68,867	55,609	206,954	205,915
Lease expense, including amortization of above-market ground lease (1)	487,163	487,163	1,461,489	1,597,239
Other operating expenses	109,604	98,534	342,585	295,413
Total	$1,274,849	$1,264,501	$3,740,140	$3,751,921
_______________
(1)As discussed in “Leases” below, the multi-tenant office building is subject to a ground lease, for which the rent resets every five years. The last rent reset was on November 1, 2020. Based on information available to the Company as of November 1, 2020, including the fact that there was a global pandemic with a potentially significant negative impact on real estate

Notes to Unaudited Consolidated Financial Statements

values, the Company estimated the value of the land was no greater than the value on the date of foreclosure and continued to accrue and pay rent at the then-existing rate. On June 2, 2021, the third-party appraisal process was completed, resulting in an increase of the annual base rent to $2.1 million from $1.3 million. The increase in base rent was retroactive back to November 1, 2020. The Company accounted for the change in base rent as a change in accounting estimate; as a result, the increase in rent from November 2020 through March 2021 was recorded in the period in which the change occurred, which is June 2021. Had the new base rent been recorded on November 1, 2020, lease expense including amortization of above-market ground lease would have been $1.3 million for the nine months ended September 30, 2021, and total real estate operating expenses would have been $3.4 million for the nine months ended September 30, 2021.

Leases

    As of September 30, 2022, the Company owned a multi-tenant office building that was leased to four tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 64.6 years as of September 30, 2022, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at September 30, 2022 are as follows:

Years Ending December 31,	Total
2022 (October 1 through December 31)	$1,625,511
2023	4,235,538
2024	4,380,043
2025	792,925
2026	816,724
2027	598,943
Thereafter	1,815,497
Total	$14,265,181

Notes to Unaudited Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at September 30, 2022, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2022 (October 1 through December 31)	$(187,426)	$1,050,427	$(32,588)	$830,413
2023	(139,056)	1,093,878	(130,348)	824,474
2024	(139,056)	1,093,878	(130,348)	824,474
2025	17,556	87,121	(130,348)	(25,671)
2026	17,556	87,121	(130,348)	(25,671)
2027	7,315	36,300	(130,348)	(86,733)
Thereafter	—	—	(7,668,824)	(7,668,824)
Total	$(423,111)	$3,448,725	$(8,353,152)	$(5,327,538)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows:

	September 30, 2022	December 31, 2021
Operating lease
Operating lease right-of-use asset	$27,382,939	$27,394,936
Operating lease liability	$27,382,939	$27,394,936

Weighted average remaining lease term — operating lease (years)	64.1	64.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$519,750	$519,750	$1,559,250	$1,695,000
_______________
(1)The decrease in operating lease cost for the nine months ended September 30, 2022 as compared to the same period in 2021 was a result of the ground rent reset in 2021 as described above.

    Supplemental non-cash information related to the ground lease was as follows:

	Nine Months Ended September 30,
	2022	2021
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,559,250	$1,695,000

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,559,250	$1,695,000

Notes to Unaudited Consolidated Financial Statements

    Maturities of operating lease liability are as follows:

Years Ending December 31,	Operating Lease
2022 (October 1 through December 31)	$519,750
2023	2,079,000
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	133,142,625
Less: Imputed interest	(105,759,686)
Total	$27,382,939

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

As of September 30, 2022 and December 31, 2021, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

As of September 30, 2022, the Company didn’t own any marketable securities. The following tables present fair value measurements of marketable securities, by major class, as of December 31, 2021, according to the fair value hierarchy:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,310,000	$—	$—	$1,310,000
Total	$1,310,000	$—	$—	$1,310,000

    The following table presents the activities of the marketable securities for the periods presented.

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$1,310,000	$1,287,500
Purchases	—	6,479,147
Proceeds from sale	(1,259,417)	(3,328,157)
Reclassification of net realized gains on marketable securities into earnings	83,411	22,428
Unrealized losses on marketable securities	(133,994)	(23,063)
Ending balance	$—	$4,437,855

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets:

		September 30, 2022			December 31, 2021
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$464,731,974	$468,242,817	$441,569,221	$467,843,785	$470,988,063	$454,840,551
Loans held for investment acquired through participation	3	44,532,640	44,858,965	44,860,199	12,307,366	12,343,732	12,361,068
Allowance for loan losses		—	(22,922,539)	—	—	(13,658,481)	—
Total loans		$509,264,614	$490,179,243	$486,429,420	$480,151,151	$469,673,314	$467,201,619
Liabilities:
Term loan payable	3	$—	$—	$—	$93,763,470	$91,940,062	$94,344,595
Unsecured notes payable	1	85,125,000	82,325,341	72,356,250	85,125,000	81,856,799	85,210,125
Repurchase agreement payable	3	195,276,206	193,178,309	195,276,206	44,569,600	43,974,608	44,569,600
Obligations under participation agreements	3	36,831,634	36,952,837	33,423,769	42,048,294	42,232,027	41,475,060
Mortgage loan payable	3	31,338,350	31,612,338	31,612,338	31,962,692	32,134,295	32,192,785
Secured borrowing	3	—	—	—	34,521,104	34,586,129	34,425,029
Revolving line of credit payable	3	24,135,865	23,737,073	24,135,865	38,575,895	38,186,472	38,575,895
Total liabilities		$372,707,055	$367,805,898	$356,804,428	$370,566,055	$364,910,392	$370,793,089

Notes to Unaudited Consolidated Financial Statements

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2022 and December 31, 2021 due to their short-term nature.

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

The following table summarizes the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2022	Primary Valuation Technique	Unobservable Inputs	September 30, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$441,569,221	Discounted cash flow	Discount rate	7.14%	15.04%	10.22%
Loans held for investment acquired through participation, net	44,860,199	Discounted cash flow	Discount rate	11.14%	15.74%	14.99%
Total Level 3 Assets	$486,429,420
Liabilities:
Repurchase agreement payable	195,276,206	Discounted cash flow	Discount rate	3.91%	5.51%	4.82%
Obligations under participation agreements	33,423,769	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
Mortgage loan payable	31,612,338	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Revolving line of credit	24,135,865	Discounted cash flow	Discount rate	6.39%	6.39%	6.39%
Total Level 3 Liabilities	$284,448,178

Notes to Unaudited Consolidated Financial Statements

	Fair Value at December 31, 2021	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$454,840,551	Discounted cash flow	Discount rate	3.89%	15.00%	8.11%
Loans held for investment acquired through participation, net	12,361,068	Discounted cash flow	Discount rate	8.25%	15.00%	12.33%
Total Level 3 Assets	$467,201,619
Liabilities:
Term loan payable	$94,344,595	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Repurchase agreement payable	44,569,600	Discounted cash flow	Discount rate	2.45%	2.74%	2.57%
Obligations under participation agreements	41,475,060	Discounted cash flow	Discount rate	12.37%	15.00%	14.31%
Mortgage loan payable	32,192,785	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	34,425,029	Discounted cash flow	Discount rate	6.64%	6.64%	6.64%
Revolving line of credit	38,575,895	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$285,582,964

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$737,903	$975,598	$1,806,215	$1,573,612
Asset management fee	1,611,934	1,420,119	4,740,657	3,733,358
Asset servicing fee	379,712	311,127	1,124,759	861,324
Operating expenses reimbursed to Manager	2,013,135	1,528,223	6,082,333	4,878,050
Disposition fee (3)	410,694	342,508	890,194	657,196
Total	$5,153,378	$4,577,575	$14,644,158	$11,703,540
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Notes to Unaudited Consolidated Financial Statements

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2022 and December 31, 2021, the Company has not received any breakup fees.

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

Cost Sharing and Reimbursement Agreement

The Company and Terra LLC have entered into a cost sharing and reimbursement agreement effective October 1, 2022 (the “Cost Sharing and Reimbursement Agreement”) pursuant to which Terra LLC will be responsible for its allocable share of the Company’s expenses, including fees paid by the Company to the Manager based on relative assets under management.

Distributions Paid

For the three months ended September 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.7 million and $3.9 million, respectively, of which $0.0 and $3.9 million were returns of capital, respectively (Note 10). For the nine months ended September 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $11.4 million and $12.2 million, respectively, of which $5.4 million and $10.7 million were returns of capital, respectively.

Due to Manager

    As of September 30, 2022 and December 31, 2021, approximately $2.9 million and $2.4 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Due from Related Party

    As of September 30, 2022, there was no amount due from related party. As of December 31, 2021, amount due from a related party was $2.6 million, primarily related to the reserve funding on a loan that was held by an affiliate. The reserve funding was transferred to the Company in February 2022.

Notes to Unaudited Consolidated Financial Statements

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$6,088,283	$6,113,748
Mesa AZ Industrial Owner, LLC (2)(3)	38.27%	31,000,000	31,264,547
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,480,670
		$44,532,640	$44,858,965

	December 31, 2021
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (1)	30.00%	$4,863,009	$4,866,542
UNJ Sole Member, LLC (2)	40.80%	7,444,357	7,477,190
		$12,307,366	$12,343,732
________________
(1)The loan is held in the name of Terra BDC, a formerly affiliated fund that was advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(3)The Company acquired its interest in this investment in September 2022.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of September 30, 2022 and December 31, 2021:

			Transfers Treated as Obligations Under Participation Agreements as of September 30, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,583,057	$60,583,057	35.00%	$21,204,070	$21,204,068
RS JZ Driggs, LLC (1)	4,773,805	4,773,805	50.00%	2,390,064	2,390,064
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,228,903	52.95%	13,237,500	13,358,705
	$90,356,862	$90,585,765		$36,831,634	$36,952,837

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (1)	$60,012,639	$60,012,639	35.00%	$21,004,424	$21,004,423
RS JZ Driggs, LLC (1)	15,606,409	15,754,641	50.00%	7,806,370	7,880,516
William A. Shopoff & Cindy I. Shopoff (1)	25,000,000	25,206,964	52.95%	13,237,500	13,347,088
	$100,619,048	$100,974,244		$42,048,294	$42,232,027
________________
(1)Participant is Terra BDC.

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

Secured Borrowing

In March 2020, the Company entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting under ASC 860 and therefore, the gross amount of the loan remains in the consolidated balance sheets and the proceeds from the sale on the portion transferred are recorded as secured borrowing. Interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the transferred interest is recorded within “Interest expense on secured borrowing” in the consolidated statements of operations. In August 2022, the secured borrowing was repaid in full.
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of December 31, 2021:

			Transfers Treated as Secured Borrowing as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$49,954,068	$50,264,568	69.11%	$34,521,104	$34,586,129
	$49,954,068	$50,264,568		$34,521,104	$34,586,129

Notes to Unaudited Consolidated Financial Statements

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
In connection with the issuance of the notes, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the covenants included in the Indenture.

The table below presents detailed information regarding the unsecured notes payable at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Principal Balance	Carrying Value (1)	Fair Value	Principal Balance	Carrying Value (1)	Fair Value
Unsecured notes payable	$85,125,000	$82,325,341	$72,356,250	$85,125,000	$81,856,799	$85,210,125
_______________
(1)Amount is net of unamortized issue discount of $2.1 million and $2.4 million, and unamortized deferred financing costs of $0.7 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively.

Revolving Line of Credit

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit was scheduled to mature on March 12, 2023. On January 4, 2022, the Company amended the Revolving Line of Credit to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. On August 3, 2022, the Company further amended the Revolving Line of Credit to increase the borrowing sub-limit in New York City and to allow for loans acquired through participation agreements as eligible assets.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company guarantees the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company is required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of September 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

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

As of September 30, 2022 and December 31, 2021, borrowings under the Revolving Line of Credit were $24.1 million and $38.6 million, respectively, collateralized by $61.3 million and $60.1 million of eligible assets, respectively. For the nine months ended September 30, 2022 and 2021, the Company received proceeds from the Revolving Line of Credit of $41.2 million and $25.3 million, respectively, and made repayments of $55.6 million and $0.0 million, respectively.

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

Notes to Unaudited Consolidated Financial Statements

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

For the nine months ended September 30, 2022 and 2021, the Company made repayments on borrowings under the Term Loan of $93.8 million and $16.6 million, respectively, and received proceeds from borrowings under the Term Loan of $0.0 million and $2.6 million, respectively.
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

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of September 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

Notes to Unaudited Consolidated Financial Statements

The following table presents detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,935,197	$40,695,573	$40,700,960	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,742,362	28,767,188	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,106,851	17,106,851	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	$21,600,000	$21,675,808	$21,695,798	5/06/2022	$17,280,000	Term SOFR + 1.965%
	$106,535,197	$108,220,594	$108,270,797		$75,449,600

	December 31, 2021
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,384,000	$40,089,153	$40,130,448	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,420,056	28,851,547	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
	$67,384,000	$68,509,209	$68,981,995		$44,569,600

For the nine months ended September 30, 2022, the Company borrowed $30.9 million under the UBS Master Repurchase Agreement for the financing of new investments, and did not make any repayments.

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

Notes to Unaudited Consolidated Financial Statements

Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Repurchase Agreement will not exceed 25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement.

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. as of September 30, 2022, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the Repurchase Agreement as of September 30, 2022:

	September 30, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,901,913	$22,330,779	2/18/2022	$18,240,000	Term SOFR +2.015% (0.10% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	55,565,351	55,824,187	54,449,071	2/18/2022	41,587,275	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,738,349	42,388,236	2/18/2022	28,094,548	Term SOFR + 1.315% (1.80% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,664	17,634,957	2/18/2022	14,400,000	Term SOFR +0.865% (1.50% floor)
University Park Berkeley, LLC	26,066,304	26,255,496	25,997,440	2/18/2022	17,504,783	Term SOFR + 1.365% (1.50% floor)
	$165,654,037	$166,761,609	$162,800,483		$119,826,606

For the nine months ended September 30, 2022, the Company borrowed $119.8 million under the Repurchase Agreement and did not make any repayments.

Mortgage Loan Payable

    As of September 30, 2022, the Company had a $31.3 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of September 30, 2022 and December 31, 2021:

			September 30, 2022			December 31, 2021
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	November 14, 2022	$31,338,350	$31,612,338	$41,748,898	$31,962,692	$32,134,295	$46,067,129

Notes to Unaudited Consolidated Financial Statements

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2022 are as follows:

Years Ending December 31,	Total
2022 (October 1 to December 31)	$31,338,350
2023	—
2024	219,412,071
2025	—
2026	85,125,000
2027	—
Thereafter	—
335,875,421
Unamortized deferred financing costs	(5,022,361)
Total	$330,853,060

     At September 30, 2022 and December 31, 2021, the unamortized deferred debt issuance costs were $5.0 million and $5.9 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. As of September 30, 2022 and December 31, 2021, obligations under participation agreements had a carrying value of approximately $37.0 million and $42.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $90.6 million and $101.0 million, respectively, (see “Participation Agreements” in Note 7). Additionally, as of December 31, 2021, secured borrowing had a carrying value of approximately $34.6 million, and the carrying value of the loan that is associated with the secured borrowing was $50.3 million. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 10.4% as of December 31, 2021. The secured borrowing was repaid in August 2022.

Note 9. Commitments and Contingencies

Impact of COVID-19

    While the impact of the COVID-19 pandemic on the global economy generally, and the Company’s business in particular, continues to evolve, as of September 30, 2022, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of the COVID-19 pandemic. As the pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $63.6 million and $71.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Notes to Unaudited Consolidated Financial Statements

Unfunded Investment Commitment

As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of September 30, 2022 and December 31, 2021, the unfunded investment commitment was $19.3 million and $15.1 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 5. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of September 30, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

See Note 7 for a discussion of the Company’s commitments to the Manager.

Note 10. Equity

Earnings Per Share

The following table presents earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,891,942)	$(727,758)	$(6,357,395)	$643,567
Series A preferred stock dividend declared	(3,906)	(3,906)	(11,718)	(11,718)
Net (loss) income allocable to common stock	$(6,895,848)	$(731,664)	$(6,369,113)	$631,849
Weighted-average shares outstanding - basic and diluted	19,487,460	19,487,460	19,487,460	19,487,460
(Loss) earnings per share - basic and diluted	$(0.35)	$(0.04)	$(0.33)	$0.03

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2022 and December 31, 2021, there were no Preferred Stock issued or outstanding other than the Series A Preferred Stock (defined below).

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

Common Stock

As of September 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of the Company’s common stock with the remainder held by Terra Offshore REIT. As of September 30, 2022, Terra Fund 5 and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% interest in Terra JV, respectively, and Terra Secured Income Fund 5 International and Terra Income Fund International owned a 51.6% and 48.4% interest in Terra Offshore REIT, respectively. On October 1, 2022, in connection with the Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was automatically changed into one issued and outstanding share of Class B Common Stock (Note 11).

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

    For the three months ended September 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $3.7 million and $3.9 million, respectively, of which $0.0 million and $3.9 million were returns of capital, respectively. For the nine months ended September 30, 2022 and 2021, the Company made distributions to Terra JV and Terra Offshore REIT totaling $11.4 million and $12.2 million, respectively, of which $5.4 million and $10.7 million were returns of capital, respectively. Additionally, for each of the three and nine months ended September 30, 2022 and 2021, the Company made distributions to preferred stockholders of $3,906 and $11,718, respectively.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Merger

On October 1, 2022 (the “Closing Date”), pursuant to the Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC surviving as a wholly owned subsidiary of the Company. The Certificate of Merger and Articles of Merger with respect to the Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

Notes to Unaudited Consolidated Financial Statements

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by the Company or any wholly owned subsidiary of the Company or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of the Company.

Assumption of Notes

As previously reported by Terra BDC, on February 3, 2021, Terra BDC and Terra Income Advisors, LLC entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc., on behalf of the underwriters named in Schedule I thereto (the “Underwriters”), in connection with the offer and sale by Terra BDC to the Underwriters of $34,750,000 aggregate principal amount of Terra BDC’s 7.00% Notes due 2026 (the “TIF6 Notes”), which closed on February 10, 2021. On February 25, 2021, the Underwriters partially exercised their over-allotment option to purchase an additional $3,635,000 aggregate principal amount of the TIF6 Notes, which closed on February 26, 2021.

Pursuant to the Merger Agreement, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the TIF6 Notes outstanding as of the Effective Time and the performance of every covenant of the Indenture, dated February 10, 2021 (the “TIF6 Indenture”), between Terra BDC and the Trustee, as supplemented by the First Supplemental Indenture, dated February 10, 2021, by and between Terra BDC and the Trustee (the “First Supplemental Indenture”), to be performed or observed by Terra BDC, including, without limitation, the execution and delivery to the Trustee of a supplement to the TIF6 Indenture in form satisfactory to the Trustee.

On the Closing Date, Terra BDC, Terra LLC and the Trustee entered into a Second Supplemental Indenture pursuant to which Terra LLC assumed the payment of the TIF6 Notes and the performance of every covenant of the TIF6 Indenture, as supplemented by the First Supplemental Indenture, to be performed or observed by Terra BDC.

The TIF6 Notes will mature on March 31, 2026, unless earlier repurchased or redeemed. The TIF6 Notes bear interest at a rate of 7.00% per annum, payable on March 30, June 30, September 30 and December 30 of each year. The TIF6 Notes are Terra LLC’s direct unsecured obligations and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by Terra LLC; effectively subordinated in right of payment to any of Terra LLC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of Terra LLC’s subsidiaries and financing vehicles. Terra LLC may redeem the TIF6 Notes in whole or in part at any time on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

The TIF6 Indenture contains certain covenants that, among other things, limit the ability of Terra LLC, subject to exceptions, to incur indebtedness in violation of the Investment Company Act of 1940, as amended, and to make distributions, incur indebtedness or repurchase shares of Terra LLC’s capital stock unless it satisfies asset coverage requirements set forth in the First Supplemental Indenture after giving effect to such transaction. The TIF6 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the TIF6 Notes to become or to be declared due and payable.

Amendment to Credit Facility

As previously reported by Terra BDC, on April 9, 2021, Terra BDC, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan of $25,000,000 and (ii) additional incremental loans in a minimum amount of $1,000,000 and multiples of $500,000 in excess thereof, which may be approved by a Lender in its sole discretion.

On September 27, 2022, Terra BDC, Terra LLC, Eagle Point and the Lenders entered into a Consent Letter and Amendment (the “Credit Facility Amendment”) effective October 1, 2022. Pursuant to the Credit Facility Amendment (i) Eagle

Notes to Unaudited Consolidated Financial Statements

Point and the Lenders consented to the consummation of the Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement, (ii) and the Credit Agreement was amended to, among other things, change the scheduled maturity date to July 1, 2023, and remove the make whole premium on voluntary prepayments of the loans.

Amendment to the Charter

On the Closing Date, the Company filed with the SDAT Articles of Amendment to the Articles of Amendment and Restatement of the Company (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of stock which the Company has authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, and (ii) each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of Class B Common Stock.

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of the Company’s common stock, except as set forth below with respect to conversion.

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by the Board, one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the Board, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

Appointment of Directors

As of the Effective Time and in accordance with the Merger Agreement, the size of the Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”, and collectively, the “Terra BDC Designees”) were elected to the Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until the Company’s next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of the Board immediately prior to the Effective Time will continue as members following the Effective Time.

Voting Support Agreement

On the Closing Date, the Company, Terra JV and Terra Offshore REIT entered into a Voting Support Agreement (the “Voting Support Agreement”). Pursuant to the Voting Support Agreement, effective as of the Closing Date, Terra JV and Terra Offshore REIT have agreed to, at any meeting of the Company’s stockholders called for the purpose of electing directors (or by any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of the Terra BDC Designees until the earlier of (i) the first anniversary of the Closing Date, (ii) the TPT Class B Common Stock Distributions (as defined in the Voting Support Agreement) or (iii) an amendment and restatement of the amended and restated management agreement between the Company and Terra REIT Advisors approved by the Company’s Board, including the Terra BDC Designees.

Indemnification Agreements

The Company has entered into customary indemnification agreements with each member of the Board (including each Terra BDC Designee).These agreements, among other things, require the Company to indemnify each director to the maximum extent permitted by Maryland law, including indemnification of expenses such as attorney’s fees, judgments, fines and settlement amounts incurred in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of his or her service as a director.

Notes to Unaudited Consolidated Financial Statements

Cost Sharing and Reimbursement Agreement

On October 1, 2022, the Company and Terra LLC have entered into the Cost Sharing and Reimbursement Agreement pursuant to which Terra LLC will be responsible for its allocable share of the Company’s expenses, including fees paid by the Company to the Manager based on relative assets under management.

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

•our ability to achieve the expected synergies, cost savings and other benefits from the Merger (as defined below);

•risks associated with achieving expected synergies, cost savings and other benefits from our increased scale;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (“Terra REIT Advisors” or our “Manager”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5, LLC (“Terra Fund 5”); Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6” or “Terra BDC”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“RESOF”); or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, or an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain of our affiliate funds (the “Terra Funds”) to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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

    As of September 30, 2022, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 21 loans in eight states with an aggregate net principal balance of $472.4 million, a weighted average coupon rate of 9.8%, a weighted average loan-to-value ratio of 72.5% and a weighted average remaining term to maturity of 1.1 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of September 30, 2022, our portfolio included underlying properties located in 21 markets, across eight states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. As of September 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of our common stock with the remainder held by Terra Offshore REIT.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
Terra BDC Merger

As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in such Terra Funds.
On October 1, 2022 (the “Closing Date”), pursuant to certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra BDC merged with and into Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC), our wholly owned subsidiary (“Terra LLC”), with Terra LLC continuing as the surviving entity of the merger (the “Merger”) and as our wholly owned subsidiary. The Certificate of Merger and Articles of Merger with respect to the Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by us or any of our wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of our newly designated Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the Merger, former Terra BDC stockholders owned approximately 19.9% of our common equity.

On the Closing Date, we filed with the SDAT our Articles of Amendment to the Articles of Amendment and Restatement (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of our stock which we have authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), and (ii) each share of our common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of Class B Common Stock.

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock, except as set forth below with respect to conversion.

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by our board of directors (our “Board”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by our Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by our Board, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

As of the Effective Time and in accordance with the Merger Agreement, the size of our Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee) was elected to our Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of our Board immediately prior to the Effective Time will continue as members following the Effective Time.

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

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	17	21	3	21
Principal balance	$44,218,162	$465,046,452	$509,264,614	$36,831,634	$472,432,980
Amortized cost	44,483,378	445,695,865	490,179,243	36,952,837	453,226,406
Fair value	43,983,296	442,446,124	486,429,420	33,423,769	453,005,651
Weighted average coupon rate	13.67%	9.68%	10.03%	12.74%	9.81%
Weighted-average remaining term (years)	1.86	1.01	1.08	0.34	1.14

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 3.14%, average SOFR of 2.47% and forward-looking term rate based on SOFR (“Term SOFR”) of 3.04% as of September 30, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of September 30, 2022 and December 31, 2021, amount included $333.5 million and $290.6 million of senior mortgages used as collateral for $219.4 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of September 30, 2022 and December 31, 2021, fifteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to our net loan portfolio, as of September 30, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, we owned 4.9 acres of land acquired pursuant to a deed in lieu of foreclosure and the multi-tenant office building. The parcel of land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $41.7 million and $56.1 million as of September 30, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.3 million and $32.0 million as of September 30, 2022 and December 31, 2021, respectively.

Additionally, as of September 30, 2022 and December 31, 2021, we owned 30.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, we purchased equity interests in three joint ventures. As of September 30, 2022 and December 31, 2021, these equity interests had total carrying value of $57.1 million and $69.7 million, respectively.

Portfolio Investment Activity

For the three months ended September 30, 2022 and 2021, we invested $94.8 million and $56.5 million in new and add-on investments and had $31.6 million and $37.7 million of repayments, resulting in net investments of $63.2 million and $18.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the nine months ended September 30, 2022 and 2021, we invested $120.5 million and $85.9 million in new and add-on investments and had $43.5 million and $69.0 million of repayments, resulting in net investments of $77.0 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	September 30, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$370,623,912	$374,105,299	82.6%	$310,933,350	$313,515,326	79.8%
Preferred equity investments	57,727,211	57,727,213	12.7%	63,441,546	63,515,633	16.2%
Mezzanine loans	32,319,357	32,446,235	7.2%	17,444,357	17,622,804	4.5%
Credit facility	11,762,500	11,870,198	2.6%	11,762,500	11,859,876	3.0%
Allowance for loan losses	—	(22,922,539)	(5.1)%	—	(13,658,481)	(3.5)%
Total	$472,432,980	$453,226,406	100.0%	$403,581,753	$392,855,158	100.0%

	September 30, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$153,619,338	$154,112,318	34.1%	$166,071,342	$166,836,320	42.5%
Multifamily	119,902,801	121,113,385	26.7%	72,999,417	73,955,240	18.8%
Industrial	50,112,186	50,264,172	11.1%	18,762,500	18,859,876	4.8%
Infill land	48,079,150	48,619,458	10.7%	28,960,455	28,923,827	7.4%
Hotel - full/select service	43,222,382	43,738,349	9.7%	56,847,381	57,395,682	14.6%
Mixed use	29,497,123	29,558,901	6.5%	28,940,658	28,977,024	7.4%
Student housing	28,000,000	28,742,362	6.3%	31,000,000	31,565,670	8.0%
Allowance for loan losses	—	(22,922,539)	(5.1)%	—	(13,658,481)	(3.5)%
Total	$472,432,980	$453,226,406	100.0%	$403,581,753	$392,855,158	100.0%

	September 30, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$164,305,740	$166,047,515	36.7%	$187,209,547	$189,082,380	48.1%
New York	57,727,211	57,727,213	12.8%	63,441,546	63,515,633	16.2%
Georgia	55,565,351	55,824,187	12.3%	53,289,288	53,536,884	13.6%
Washington	51,517,559	51,778,575	11.4%	3,523,401	3,382,683	0.9%
New Jersey	48,428,836	48,748,885	10.8%	—	—	—%
Arizona	31,000,000	31,264,547	6.9%	—	—	—%
North Carolina	28,888,283	29,015,661	6.4%	44,492,971	44,704,699	11.4%
Utah	28,000,000	28,742,362	6.3%	28,000,000	28,420,056	7.2%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.8%
Texas	—	—	—%	13,625,000	13,725,690	3.5%
South Carolina	—	—	—%	3,000,000	3,145,614	0.8%
Allowance for loan losses	—	(22,922,539)	(5.1)%	—	(13,658,481)	(3.5)%
Total	$472,432,980	$453,226,406	100.0%	$403,581,753	$392,855,158	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021		Change	2022	2021	Change
Revenues
Interest income	$9,839,007	$9,918,763		$(79,756)	$28,995,209	$26,790,178	$2,205,031
Real estate operating revenue	2,962,812	2,191,178		771,634	8,933,587	6,468,519	2,465,068
Prepayment fee income	809,301	190,997		618,304	1,984,061	190,997	1,793,064
Other operating income	52,046	345,180		(293,134)	550,692	741,973	(191,281)
	13,663,166	12,646,118	12,646,118	1,017,048	40,463,549	34,191,667	6,271,882
Operating expenses
Operating expenses reimbursed to Manager	2,013,135	1,528,223		484,912	6,082,333	4,878,050	1,204,283
Asset management fee	1,611,934	1,420,119		191,815	4,740,657	3,733,358	1,007,299
Asset servicing fee	379,712	311,127		68,585	1,124,759	861,324	263,435
Provision for loan losses	9,188,129	716,164		8,471,965	9,264,058	1,565,245	7,698,813
Real estate operating expenses	1,274,849	1,264,501		10,348	3,740,140	3,751,921	(11,781)
Depreciation and amortization	1,718,374	931,725		786,649	5,155,119	2,795,173	2,359,946
Impairment charge	—	—		—	1,604,989	—	1,604,989
Professional fees	594,318	535,564		58,754	2,348,190	1,525,915	822,275
Directors fees	36,249	36,249		—	108,748	108,748	—
Other	49,016	95,775		(46,759)	506,640	299,960	206,680
	16,865,716	6,839,447		10,026,269	34,675,633	19,519,694	15,155,939
Operating (loss) income	(3,202,550)	5,806,671		(9,009,221)	5,787,916	14,671,973	(8,884,057)
Other income and expenses		—
Interest expense from obligations under participation agreements	(562,182)	(3,278,294)		2,716,112	(2,875,946)	(7,931,176)	5,055,230
Interest expense on repurchase agreement payable	(2,394,754)	—		(2,394,754)	(4,815,863)	—	(4,815,863)
Interest expense on mortgage loan payable	(534,617)	(573,687)		39,070	(1,574,063)	(1,916,696)	342,633
Interest expense on revolving line of credit	(647,473)	(223,902)		(423,571)	(1,872,504)	(404,399)	(1,468,105)
Interest expense on term loan payable	—	(1,653,250)		1,653,250	(164,969)	(4,972,200)	4,807,231
Interest expense on unsecured notes payable	(1,436,107)	(1,409,274)		(26,833)	(4,299,167)	(1,746,135)	(2,553,032)
Interest expense on secured borrowing	(397,932)	(467,957)		70,025	(1,507,572)	(1,102,667)	(404,905)
Net unrealized losses on marketable securities	—	(257,329)		257,329	(133,994)	(23,063)	(110,931)
Loss on sale of real estate	—	—		—	(51,984)	—	(51,984)
Income from equity investment in unconsolidated investments	1,483,846	1,824,825		(340,979)	4,267,513	4,563,491	(295,978)
Gain on sale of interests in unconsolidated investments	799,827	—		799,827	799,827	—	799,827
Realized loss on loan repayments	—	(517,989)		517,989	—	(517,989)	517,989
Realized gains on marketable securities	—	22,428		(22,428)	83,411	22,428	60,983
	(3,689,392)	(6,534,429)		2,845,037	(12,145,311)	(14,028,406)	1,883,095
Net (loss) income	$(6,891,942)	$(727,758)		$(6,164,184)	$(6,357,395)	$643,567	$(7,000,962)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following tables presents a reconciliation of our loan portfolio from a gross basis to net basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$533,529,996	9.8%	$472,048,987	8.6%
Obligations under participation agreements and secured borrowing	(68,210,457)	10.5%	(135,954,081)	11.4%
Repurchase agreement payable	(193,403,018)	4.8%	—	—%
Term loan payable	—	—%	(105,432,234)	5.3%
Revolving line of credit	(42,251,492)	6.4%	(14,284,331)	4.0%
Net loans (3)	$229,665,029	14.4%	$216,378,341	8.8%
Senior loans
Gross loans	394,986,942	8.6%	274,103,005	6.5%
Obligations under participation agreements and secured borrowing	(25,547,563)	8.1%	(58,354,524)	8.5%
Repurchase agreement payable	(193,403,018)	4.8%	—	—%
Term loan payable	—	—%	(105,432,234)	5.3%
Revolving line of credit	(42,251,492)	6.4%	(14,284,331)	4.0%
Net loans (3)	$133,784,869	15.0%	$96,031,916	7.1%
Subordinated loans (4)
Gross loans	138,543,054	12.9%	197,945,982	11.5%
Obligations under participation agreements	(42,662,894)	12.7%	(77,599,557)	13.6%
Net loans (3)	$95,880,160	13.1%	$120,346,425	10.2%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$532,459,434	9.6%	$437,583,339	8.5%
Obligations under participation agreements and secured borrowing	(77,530,600)	10.6%	(113,149,622)	10.9%
Repurchase agreement payable	(209,832,900)	4.8%	—	—%
Term loan payable	(13,788,746)	5.3%	(106,764,197)	5.3%
Revolving line of credit	(49,545,296)	6.4%	(8,196,644)	4.0%
Net loans (3)	$181,761,892	15.9%	$209,472,876	9.0%
Senior loans
Gross loans	394,398,316	8.4%	265,609,382	6.5%
Obligations under participation agreements and secured borrowing	(33,158,284)	8.1%	(52,106,914)	8.5%
Repurchase agreement payable	(209,832,900)	4.8%	—	—%
Term loan payable	(13,788,746)	5.3%	(106,764,197)	5.3%
Revolving line of credit	(49,545,296)	6.4%	(8,196,644)	4.0%
Net loans (3)	$88,073,090	18.5%	$98,541,627	6.8%
Subordinated loans (4)
Gross loans	138,061,118	12.9%	171,973,957	11.6%
Obligations under participation agreements	(44,372,316)	12.7%	(61,042,708)	12.9%
Net loans (3)	$93,688,802	13.0%	$110,931,249	10.9%
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

Interest Income

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest income decreased by $0.1 million and increased by $2.2 million, respectively, primarily due to the suspension of interest income on three loans because recovery of such income was doubtful, partially offset and more than offset, respectively, by an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans and as well an increase in the weighted average coupon rate.

Real Estate Operating Revenue

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, real estate operating revenue increased by $0.8 million and $2.5 million, respectively, as a result of lease termination income recognized in 2022 in connection with a termination notice received in November 2021.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For both the three and nine months ended September 30, 2022 as compared to the same periods in 2021, prepayment fee income increased by $0.6 million and $1.8 million, respectively, as a result of an increase in loans with minimum yield provisions repaid before maturity.

Other Operating Income

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, other operating income decreased by $0.3 million and $0.2 million, respectively, as a result of a decrease in dividend income earned on the marketable securities we invested in.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, operating expenses reimbursed to our Manager increased by $0.5 million and $1.2 million, respectively, as a result of an increase in the allocation ratio resulting from an increase in total assets under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, asset management fees increased by $0.2 million and $1.0 million, respectively, primarily due to an increase in total assets under management.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the three and nine months ended September 30, 2022 as compared to the same periods in 2021, asset servicing fees increased by $0.1 million and $0.3 million, respectively, primarily due to an increase in total assets under management.

Provision for Loan Losses

    Our Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

    As of September 30, 2022, we did not have any loans with a loan risk rating of “4” or “5”, and did not record any general allowance for loan losses for the three and nine months ended September 30, 2022. As of September 30, 2022, we had three loans deemed impaired and recorded specific allowance for loan losses of $9.2 million and $9.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2021, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5”, and reversed the previously recorded general allowance for loan losses of $0.4 million for the nine months ended September 30, 2021. Additionally, as of September 30, 2021, we had three loans deemed impaired and recorded specific allowance for loan losses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively.

Depreciation and Amortization

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, depreciation and amortization increased by $0.8 million and $2.4 million, respectively, primarily due to a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles.

Impairment Charge

For the nine months ended September 30, 2022, we recorded an impairment charge of $1.6 million on the development land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022. There was no impairment charge recorded for three months ended September 30, 2022 or the three and nine months ended September 30, 2021.

Professional Fees

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, professional fees increased by $0.1 million and $0.8 million, respectively, primarily due to legal fees incurred in connection with litigation related to the ground rent described above as well as a loan refinancing in 2022 which we accounted for as a loan modification.

Other

For the three months ended September 30, 2022 as compared to the same period in 2021, other expense was substantially the same. For the nine months ended September 30, 2022 as compared to the same period in 2021, other expense increased by $0.2 million, as a result of a fee paid to a third-party in connection with the sale of a parcel of land.

Interest Expense from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense from obligations under participation agreements decreased by $2.7 million and $5.1 million, respectively, as a result of a decrease in weighted average principal amount outstanding on obligations under participation agreements.

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

    For the three and nine months ended September 30, 2022, interest expense on repurchase agreement payable was $2.4 million and $4.8 million, respectively. There was no interest expense on repurchase agreement payable for the three and nine months ended September 30, 2021.

Interest Expense on Mortgage Loan Payable

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense on mortgage loan payable decreased by $0.04 million and $0.3 million, respectively, as a result of a decrease in the weighted average principal amount outstanding on mortgage loan payable.

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

    For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense on revolving line of credit increased by $0.4 million and $1.5 million, respectively, due to an increase in weighted average principal amount outstanding on the revolving line of credit.

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

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense on term loan payable decreased by $1.7 million and $4.8 million, respectively, as a result of a decrease in the weighted average principal amount outstanding on term loan payable. Additionally, in connection with the refinancing, we reversed the previously accrued step-up interest of $0.4 million during the first quarter of 2022.

Interest Expense on Secured Borrowing

In March 2020, we entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting treatment and therefore, the gross amount of the loan remains in the consolidated balance sheets. The portion that was sold is reflected as secured borrowing in the consolidated balance sheet, and the associated interest is reflected as interest expense on secured borrowing in the consolidated statements of operations. The secured borrowing was repaid in August 2022.

For the three months ended September 30, 2022 as compared to the same period in 2021, interest expense on secured borrowing decreased by $0.1 million reflecting the repayment in August 2022. For the nine months ended September 30, 2022 as compared to the same period in 2021, interest expense on secured borrowing increased by $0.4 million as a result of an increase in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by us.

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense on unsecured notes payable increased by $0.03 million and $2.6 million, respectively, as a result of an increase in the weighted average principal amount outstanding.

Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of September 30, 2022 and December 31, 2021, we owned 30.9% and 50.0% of the equity interest in RESOF, respectively.

In the fourth quarter of 2021, we purchased an 80% equity interest in two joint ventures with one of the joint ventures owning a 1.4 million square feet industrial facility located in Arlington, Texas and the other one owning a 147,000 square feet warehouse facility located in Miami, Florida. Additionally, in the first quarter of 2022, we purchased a 90% equity interest in a joint venture that owns a three-property 371-unit multifamily facility in South Florida. We account for our equity interests in these investments using the equity method of accounting. In September 2022, we sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture.

For the three and nine months ended September 30, 2022, we recognized income from equity investment in unconsolidated investments of $1.5 million and $4.3 million, which consisted of equity income from RESOF of $2.1 million and $5.0 million and equity loss from the joint ventures of $0.6 million and $0.7 million, respectively. For the three and nine months ended September 30, 2021, we recognized income from equity investment in unconsolidated investments of $1.8 million and $4.6 million, respectively, on our investment in RESOF.

Gain on Sale of Interests in Unconsolidated Investments

In September 2022, we sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million for the three and nine months ended September 30, 2022. There was no such gain for the three and nine months ended September 30, 2021.

Realized Loss on Repayment of Loans

For the three and nine months ended September 30, 2022, we did not recognize any gain or loss on repayment of loans. For the three and nine months ended September 30, 2021, two previously defaulted loans were repaid at a discount and we recognized a net loss on loan repayment of $0.5 million, excluding previously accrued allowance for loan losses of $1.0 million.

Net (loss) Income

    For the three months ended September 30, 2022 as compared to the same period in 2021, the resulting net loss increased by $6.2 million. For the nine months ended September 30, 2022, the resulting net loss was $6.4 million, compared to the resulting net income of $0.6 million for the same period in 2021.

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

    Obligations under participation agreements totaling $24.0 million will mature in the next twelve months. We expect to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, we expect to fund approximately $60.4 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $31.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on November 14, 2022. We expect to refinance the mortgage loan payable before it matures.

Summary of Financing

The table below summarizes our debt financing as of September 30, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,338,350	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	11/14/2022
Line of credit	$125,000,000	24,135,865	$100,864,135	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	75,449,600	119,550,400	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	119,826,606	80,173,394	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$250,750,421	$300,587,929

Cash Flows Used In Operating Activities

    For the nine months ended September 30, 2022 as compared to the same period in 2021, cash flows used in operating activities decreased by $1.4 million, primarily due to an increase in contractual interest income.

Cash Flows Used In Investing Activities

    For the nine months ended September 30, 2022, cash flows used in investing activities were $3.0 million, primarily related to origination and purchase of loans of $187.9 million and purchase of equity interests in unconsolidated investments of $18.2 million, partially offset by proceeds from repayments of loans of $158.8 million, proceeds from sale of interests in joint ventures of $33.7 million, proceeds from sale of real estate of $8.6 million and proceeds from sale of marketable securities of $1.3 million.

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

Cash Flows (Used In) From Financing Activities

    For the nine months ended September 30, 2022, cash flows used in financing activities were $12.1 million, primarily due to repayments on borrowings under the term loan of $93.8 million, repayments of obligations under participation agreements and secured borrowing of $60.9 million and distributions paid of $11.4 million, offset by proceeds from borrowings under the repurchase agreements of $150.7 million and proceeds from obligations under participation agreements and secured borrowing of $21.2 million. Additionally, we received proceeds from borrowings under the revolving line of credit of $41.2 million and made repayments on borrowings under the revolving line of credit of $55.6 million.

    For the nine months ended September 30, 2021, cash flows from financing activities were $112.8 million, primarily due to proceeds from issuance of unsecured notes payable, net of discount, of $82.5 million, proceeds from obligations under participation agreements and secured borrowing of $70.3 million and proceeds from borrowings under the term loan and revolving line of credit of $27.9 million. These cash inflows were partially offset by repayments on obligations under participation agreements of $23.6 million, distributions paid of $12.2 million, payment of mortgage principal of $11.9 million, repayment on borrowings under the term loan of $16.6 million, a decrease in interest reserve and other deposits hold on investments of $1.9 million and payment for deferred financing costs of $1.7 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$737,903	$975,598	$1,806,215	$1,573,612
Asset management fee	1,611,934	1,420,119	4,740,657	3,733,358
Asset servicing fee	379,712	311,127	1,124,759	861,324
Operating expenses reimbursed to Manager	2,013,135	1,528,223	6,082,333	4,878,050
Disposition fee (3)	410,694	342,508	890,194	657,196
Total	$5,153,378	$4,577,575	$14,644,158	$11,703,540
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2022 excluded $0.2 million of origination fee paid to our Manager in connection with our equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Cost Sharing and Reimbursement Agreement with Terra LLC

We have entered into a cost sharing and reimbursement agreement effective October 1, 2022 pursuant to which Terra LLC will be responsible for its allocable share of our expenses, including fees paid by us to our Manager based on relative assets under management.

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

    As of September 30, 2022, the principal balance of our participation obligations totaled $36.8 million, all of which were participation obligations to Terra BDC. In connection with the Merger on October 1, 2022, these obligations were eliminated.

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

    For the three and nine months ended September 30, 2022, the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing was approximately $68.2 million and $77.5 million, respectively, and the weighted average interest rate was approximately 10.5% and 10.6%, respectively, compared to weighted average outstanding principal balance of approximately $136.0 million and $113.1 million, respectively, and weighted average interest rate of approximately 11.4% and 10.9% for the three and nine months ended September 30, 2021, respectively.

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

    As of September 30, 2022, we had 11 investments with an aggregate principal balance of $308.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 10 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $3.0 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $3.1 million. Additionally, we had six investments with an aggregate principal balance of $131.9 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease our annual interest income by $1.2 million, and an increase of 100 basis points would increase our annual interest income by $1.3 million.

    Additionally, as of September 30, 2022, we had $31.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $24.1 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $61.3 million of first mortgages; a repurchase agreement with an outstanding balance of $75.4 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $106.5 million of first mortgages; and another repurchase agreement with an outstanding balance of $119.8 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.7 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease our annual interest expense by approximately $2.5 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $2.5 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of September 30, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

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

3.4
Articles of Amendment and Restatement of Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

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
10.1
Voting Support Agreement, dated September 30, 2022, by and among Terra Property Trust, Inc., Terra JV, LLC and Terra Offshore Funds REIT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).
10.3 *
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto.

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

Date: November 10, 2022

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)