Form 10-K
period 2022-12-31
Terra Property Trust, Inc.
filed 2023-03-13
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
Class A Common Stock $0.01 par value per share
Class B Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 10, 2023, the registrant had 24,335,379 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

i

CERTAIN DEFINITIONS
Except as otherwise specified herein, the terms: “we,” “us,” “our,” “our company” and the “company” refer to Terra Property Trust, Inc., a Maryland corporation, together with its subsidiaries. Additionally, the following defined terms are used in this Annual Report on Form 10-K.

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;

•“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, a subsidiary of Terra Capital Advisors;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC or Terra Fund 4); “Terra Fund 5” refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “TIFI” refers to Terra Income Fund International; “Terra BDC” refers to Terra Income Fund 6, Inc.; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., formerly a subsidiary of Terra Fund 7; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P.; “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC, a subsidiary of RESOF; and “Terra LLC” refers to Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC), our wholly owned subsidiary;

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

•our ability to achieve the expected synergies, cost savings and other benefits from the BDC Merger (as defined below);

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: our Manager, Terra Income Advisors, Terra Capital Partners, Terra Fund 7, Terra 5 International, TIFI, Terra Offshore REIT, RESOF, or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, or an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain of our affiliate funds to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Risk Factors.”

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
•Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.
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
•Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

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

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2022, our portfolio included underlying properties located in 31 markets, across ten states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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
On October 1, 2022 (the “Closing Date”), pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra BDC merged with and into Terra LLC, our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as our wholly owned subsidiary. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).
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

Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9% of our common equity, Terra JV held

70.0% of the issued and outstanding shares of our common stock with the remainder of 10.1% held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

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

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by our board of directors (our “Board”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by our Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by our Board (the “Third Conversion Date”), all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds. We may pursue such a liquidity transaction as early as 2023, but we cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

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

Our Manager, MAVIK Capital Management, LP and Terra Capital Partners

    We are externally managed by our Manager, which is registered as an investment adviser under the Investment Advisers Act of 1940 Act, and is a subsidiary of Terra Capital Partners.

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

Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 19-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2022 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.9 million square feet of industrial properties, 5,058 hotel rooms and 28,493 apartment units. The value of the properties underlying this capital was approximately $11.2 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

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

    As of December 31, 2022, we had outstanding indebtedness, consisting of borrowings under a mortgage loan of $29.3 million, unsecured notes payable of $123.5 million, a term loan of $25.0 million, a line of credit of $90.1 million and the repurchase agreements of $170.9 million. As of December 31, 2022, the amount remaining available under the line of credit and the repurchase agreements was $34.9 million and $224.1 million, respectively.

    Additionally, as of December 31, 2022, we had obligations under participation agreements with an aggregate outstanding principal amount of $12.6 million. However, we do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With our larger size and enhanced access to capital and capital flexibility, our company expects to deemphasize our use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

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

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2022, we owned five mezzanine loans with a total net principal amount of $26.8 million, which constituted 4.2% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2022, we owned five preferred equity investments with a total net principal amount of $121.2 million, which constituted 19.1% of our net loan investment portfolio.

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

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2022, we owned 20 first mortgage loans with a total net principal amount of $456.4 million, which constituted 72.1% of our net loan investment portfolio. As of December 31, 2022, we used $413.1 million of senior mortgage loans as collateral for $261.0 million of borrowings under a revolving line of credit and two repurchase agreements.

    Subordinated Mortgage Loans (B-notes). B-notes include structurally subordinated mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy these loans directly from third-party originators. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third parties on favorable terms will continue to be attractive.

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2022, we did not own any B-notes.

    Equity Participations. In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2022, we did not own any equity participations.

    Other Real Estate-Related Investments. We may invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2022, we owned a 27.9% equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. Additionally, we owned beneficial equity interests in three joint ventures that invest in real estate properties. We also owned a credit facility that is collateralized by underlying commercial real estate assets. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. These equity interests had a total carrying value of $62.5 million and the credit facility had a principal balance of $28.8 million as of December 31, 2022.

Operating Real Estate
    From time to time, we may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, we acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, we acquired a 4.9 acre development parcel through deed in lieu of foreclosure. In June 2022, the development parcel was sold. As of December 31, 2022, the multi-tenant office building had a carrying value of $40.6 million, and the mortgage loan payable encumbering the office building had a principal amount of $29.3 million.
Investment Guidelines
    Our Board has adopted investment guidelines, which may be amended from time to time, that set forth certain criteria for the Manger to use when evaluating specific investment opportunities as well as our overall portfolio composition. Our Board will review the Manager’s compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of our quarterly results by our Board.

    Our Board adopted the following investment guidelines:

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

    These investment guidelines may be changed from time to time by a majority of our Board without the approval of our stockholders.

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

Operating and Regulatory Structure

REIT Qualification

    We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future. As of December 31, 2022, we had one TRS, but the TRS had no activity and no current or deferred taxes. We will continue to file a return for the TRS until it is dissolved.

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

    We conduct our operations so that neither we nor our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The value of the “investment securities” held by an issuer must be less than 40% of the value of such issuer’s total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that neither we nor our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as neither we nor our subsidiaries are engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our subsidiaries are primarily engaged in the non-investment company businesses.

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

Employees; Staffing; Human Capital

    We are supervised by our Board consisting of six directors. We have entered into a management agreement (“Management Agreement”) with our Manager pursuant to which certain services are provided by our Manager and paid for by us. Our Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees.

Information About our Executive Officers

The names, ages, positions and biographies of our officers are as follows:

Name	Age	Position(s) Held with the Company
Vikram S. Uppal	39	Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer
Gregory M. Pinkus	58	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Daniel J. Cooperman	48	Chief Originations Officer

Vikram S. Uppal has served as the Chairman of the Board of Directors since November 2021, one of our directors from February 2018 to November 2021 and as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 2018 and as a director of RESOF since October 2020. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 2018. Mr. Uppal served as the Chief Executive Officer of Terra Income Advisors and Terra BDC from April 2019 to October 2022 and as the Chairman of the board of directors and President of Terra BDC from November 2019 to October 2022. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

Gregory M. Pinkus has served as the Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, and Terra Fund Advisors since January 2016, October 2017, and October 2017, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; (v) a director of RESOF since October 2020; and (vi) the Chief Financial Officer and Chief Operating Officer of Terra Income Advisors and the Chief Financial Officer, Treasurer and Secretary of Terra BDC from May 2013 to October 2022 and the Chief Operating Officer of Terra BDC from July 2014 to October 2022. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of our company, our Manager, and Terra Fund Advisors since January 2016, September 2017 and September 201, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations of Terra BDC from June 2014 to June 2014; (iii) Terra Income Advisors and Terra BDC from February 2015 to October 2022, having previously served as Managing Director of Originations from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

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

    As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the in-kind distribution of our shares of common stock indirectly owned by certain Terra Funds to the ultimate investors in the Terra Funds. We may pursue such a liquidity transaction as early as 2023, but we cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction. If we complete an alternative liquidity transaction that involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, you will subject to the following additional risks:

    Trading Value of our Shares: Our shares will be publicly traded and investors will be able to assess the value of their shares by reference to the public trading price of our shares.

    Distributions: We do not expect that the distributions investors receive following any such liquidity event would be adversely impacted. Following any such transaction, we would be expected to pay regular monthly distributions to our stockholders and would continue to be required to distribute dividends equal to at least 90% of our taxable income (calculated without regard to our net capital gain and the dividends paid deduction) to our investors each year in order to maintain our qualification as a REIT.

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

    Our Board has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. Following the consummation of the BDC Merger and as of December 31, 2022, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Class B Common Stock, respectively.

Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock, which is sufficient to approve or veto most corporate actions requiring a vote of our stockholders.

    Through Terra JV, Terra Fund 5 and Terra Fund 7 beneficially own shares of our common stock representing 61.3% and 8.7% of the voting power of our outstanding shares of common stock, respectively. In addition, the former BDC stockholders and Terra Offshore REIT owns shares of our common stock representing 19.9% and 10.1% of the voting power of our outstanding shares of common stock, respectively. Our Manager also serves as manager to Terra Offshore REIT. As a result, our Manager and its affiliates (for the period that such shares continue to be held by Terra Fund 5 and Terra Fund 7 through Terra JV, and Terra Offshore REIT and not distributed to their respective equity owners), subject to a voting agreement as described below, have significant control over matters submitted to our stockholders for approval, including:

•the election and removal of directors; and

•the approval of any merger, consolidation or sale of all or substantially all of our assets.

    Our Manager is a subsidiary of Terra Capital Partners. On April 1, 2021, Mavik, an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik. Terra Fund 5 and Terra Fund 7 are managed by Terra Fund Advisors, which is 51% owned by the estate of Bruce Batkin, Dan Cooperman and Simon Mildé and 49% owned by an affiliate of Axar Capital Management. On March 2, 2020, we, Terra Fund 5, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “2020 Voting Agreement”), pursuant to which Terra Fund 5 assigned its rights and obligations under the 2020 Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains our external manager, Terra REIT Advisors will have the right to nominate two individuals to serve as our directors and, until Terra JV no longer holds at least 10% of our outstanding shares of common stock, Terra JV will have the right to nominate one individual to serve as one of our director.

Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the 2020 Voting Agreement. Other than with respect to the election of directors, the 2020 Voting Agreement requires that Terra Fund 5 vote all shares of our common stock directly or indirectly owned by Terra Fund 5 in accordance with the recommendations made by our Board.

On October 1, 2022, we entered into a Voting Support Agreement with Terra JV and Terra Offshore REIT (the “2022 Voting Agreement”). Pursuant to the 2022 Voting Agreement, effective as of October 1, 2022, Terra JV and Terra Offshore REIT have agreed to, at any meeting of our stockholders called for the purpose of electing directors (or by any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”, and collectively, the “Terra BDC Designees”) until the earlier of (i) the first anniversary of October 1, 2022, (ii) the TPT Class B Common Stock Distributions (as defined in the 2022 Voting Agreement) or (iii) an amendment and restatement of the amended and restated management agreement between us and Terra REIT Advisors approved by the our Board, including the Terra BDC Designees.

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

Our distributions are driven by a variety of factors, including our minimum distribution requirements under the REIT tax laws and our REIT taxable income (including certain items of non-cash income) as calculated pursuant to the Internal Revenue Code. We are generally required to distribute to our stockholders dividends equal to at least 90% of our REIT taxable income (calculated without regard to our net capital gain and the dividends paid deduction), although our reported financial results for United States generally accepted accounting principles (“U.S. GAAP”) purposes may differ materially from our REIT taxable income.

For the years ended December 31, 2022 and 2021, our Board declared total cash distributions of $0.78 and $0.88 per share, respectively, that were paid monthly in the same period in which each was declared.
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

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; inflation; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, geopolitical issues, including events such as the Russia’s invasion of Ukraine, United Kingdom’s exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.

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

Pursuant to the terms of the Management Agreement, our Manager is responsible for, among other services, managing the investment and reinvestment of our assets, subject to the oversight and supervision of our Board. Our investors will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in us, as we may make investments with which you may not agree. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on our results of operations, financial condition and cash flows. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager will uncover all relevant facts or that any particular investment will be successful.

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

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the most commonly used tenors (overnight and one, three, six and 12 months) will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates.
Many of our counterparties are now subject to regulatory guidance not to enter new LIBOR contracts except in limited circumstances.

The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

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

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future legislation or litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR.

The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.

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

Our loans are concentrated in California, New York, Georgia, Texas and New Jersey representing approximately 24.0%, 14.5%, 11.4%, 10.7% and 9.8%, respectively, of our net loan portfolio as of December 31, 2022. Additionally, we own a multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, our loans are concentrated in office, industrial and multifamily property types representing approximately 27.1%, 23.3% and 16.5%, respectively, of our net loan portfolio as of December 31, 2022. As a result, a downturn in any particular industry in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our customers in California which in turn could limit their ability to borrow funds.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, our Board and our audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and our Manager and the measures our Manager is taking to mitigate such risks. In addition to such periodic reports, our Board and our audit committee receive updates from management as to changes to our and our Manager’s and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past and may in the future seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. For example, we completed the BDC Merger in October 2022. We cannot predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

If we are unable to successfully integrate our acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. We also may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions.

Acquisitions may also result in business disruptions that could cause customers to move their business to our competitors. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with borrowers, clients, customers, and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired businesses may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by our existing business or manage growth resulting from the acquisition effectively.

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, business, operations and earnings.

Certain organizations that provide corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon various ESG metrics. Currently, there are no universal standards for such scores or ratings, but ESG evaluations are increasingly being integrated into investment analysis. Views about ESG matters are diverse and rapidly changing, and companies are facing increasing scrutiny from regulators, investors, and other stakeholders related to their ESG practices and disclosure. If we fail to adapt to or comply with regulatory requirements or investor or stakeholder ESG standards, our reputation, ability to do business with certain partners, access to capital, operations and earnings could be adversely affected.

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

U.S. Federal government agencies, including the Federal Reserve, the Treasury Department and the SEC, as well as other governmental and regulatory bodies, have taken, are taking or may in the future take, various actions to address financial crises or other areas of national regulatory concern. Such actions could materially and adversely impact our business and investments, and dramatically increase the costs of complying with any additional laws and regulations. The elimination or reduction in scope of various existing laws and regulations could similarly materially and adversely impact our business and investments, results of operations and financial condition. Any far-ranging government intervention in the U.S. economic and financial systems may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate such potential impacts could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Current Expected Credit Loss (“CECL”) accounting standard could result in a significant change in how we recognize credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued an Accounting Standards Update (“ASU”), Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The new CECL standard became effective for us on January 1, 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $4.6 million, which included reserve on future loan funding commitments. Accordingly, the adoption of the CECL model may materially affect how we determine our allowance for credit losses and require us to increase our allowance. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

Because the fees that we pay to our Manager are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay our Manager. In addition, we have entered into a cost sharing and reimbursement agreement with Terra LLC, effective October 1, 2022, pursuant to which Terra LLC will be responsible for its allocable share of our expenses, including fees paid by us to our Manager. Because key employees of our Manager are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to our Manager reduce funds available for payment of distributions to our stockholders and principal and interest payments on our outstanding indebtedness. Because we cannot predict the amount of fees due our Manager, we cannot predict how precisely such fees will impact such payments.

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

Risks Related to Financing and Hedging

Our Board may change our leverage policy and or investment strategy and guidelines, asset allocation and financing strategy without stockholder consent.

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

Our Manager is authorized to follow broad investment guidelines that have been approved by our Board. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our investors. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We believe that we have been organized and operated in a manner that has enabled us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will allow us to continue to so qualify. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income (determined without regard to our net capital gain and the dividends paid deduction) to our stockholders. We have not requested, and do not intend to request, a ruling from the IRS that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.

To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization of our assets for U.S. federal income tax purposes and fair market values of our assets. The fair market values of certain of our assets are not susceptible to a precise determination, and we will generally not obtain independent appraisals of such assets. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will qualify as a REIT for any particular year.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief, we would be required to pay U.S. federal income tax, including applicable state and local taxes, on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making principal and interest payments on our outstanding indebtedness in order to pay our taxes. Our payment of income tax would significantly reduce the amount of operating cash flow available for principal and interest payments on our indebtedness and distributions to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute dividends to our stockholders, each calendar year, equal to at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

Differences in timing between our recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans before we receive any payments of interest or principal on such assets. We generally are required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to our loans earlier than would be the case under the otherwise applicable tax rules. Also, in certain circumstances, our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce cash available for principal and interest payments on our outstanding indebtedness or distributions to our stockholders. In addition, we will be subject to a 100% tax on gains derived from the disposition of dealer property or inventory. In order to meet the REIT qualification requirements, we may hold some of our assets or engage in certain activities that would otherwise be nonqualifying for REIT purposes through a TRS or other subsidiary corporation that will be subject to corporate-level income tax at regular rates. In addition, although the BDC Merger was intended to be treated as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes, if the BDC Merger is determined not to have qualified as a reorganization, or if Terra BDC is determined to have failed to qualify as a REIT, we could be subject to additional tax liabilities. In addition, we would inherit any liability with respect to unpaid taxes of Terra BDC for any periods prior to the BDC Merger for which Terra BDC did not qualify as a REIT. Any resulting taxes would decrease the cash available for distributions to our stockholders.

Complying with the REIT requirements may force us to liquidate or forego otherwise attractive investments.

In order to qualify as a REIT, we annually must satisfy two gross income requirements. First, at least 75% of our gross income for each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of qualified mezzanine loans and mortgage-backed securities), “rents from real property,” dividends received from and gain from the disposition of shares of other REITs, and gains from the sale of real estate assets, as well as income from certain kinds of qualified temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. We may receive various fees in connection with our operations. The fees generally will be qualifying income for purposes of both the 75% and 95% gross income tests if they are received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined by income or profits. In addition, we also treat any origination fees we receive as a reduction in the principal balance of our loans, which we accrue over the life of the relevant loan under the original issue discount rules, discussed below. We treat any exit fees and other fees representing charges for the use or forbearance of money as additional interest. Other fees which are considered compensation for services are not qualifying income for purposes of either the 75% or 95% gross income test.

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

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the IRS as a real estate asset for purposes of the assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the 75% and 95% gross income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We own, and may acquire in the future, certain mezzanine loans and preferred equity investments (which we treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the IRS will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the 95% gross income test, but not for the 75% gross income test, and such mezzanine loans or preferred equity investments would not be qualifying assets for the 75% asset test and would be subject to the 5% and 10% asset tests, which could jeopardize our ability to qualify as a REIT.

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

We have entered into, and may in the future enter into additional, financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and gross income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we are not the owner of the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

The U.S. federal income tax laws and regulations governing REITs and their investors, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our investors may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal income tax laws could adversely affect an investment in us.

Prospective investors are urged to consult with their tax advisors regarding the potential effects of legislative, regulatory or administrative developments on an investment in our company.

Your investment has various U.S. federal income tax risks.

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

In March 2020, the World Health Organization publicly characterized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economy and cause significant volatility and negative pressure in the financial markets. During the early part of the pandemic, the U.S. and global economy came under severe pressure due to numerous factors, including measures taken by governing authorities to prevent the spread of COVID-19, such as instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Many of such restrictions have long since been lifted, and the unprecedented global impact of the COVID-19 pandemic appears to have largely subsided. Nevertheless, the negative impacts of COVID-19 on the U.S. and global economy were quite severe and recovery is still in progress.

As a result of a significant portion of our investments being in preferred equity of entities that own mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, the ongoing COVID-19 pandemic will impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our administrative and principal executive offices are located at 205 West 28th Street, 12th Floor, New York, New York 10001. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of December 31, 2022, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our Class B Common Stock. As of March 10, 2023, we had 24,335,379 shares of Class B Common Stock outstanding held by 2,121 investors. As of March 10, 2023, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2022.

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

    As of December 31, 2022, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 31 loans in 10 states with an aggregate net principal balance of $633.2 million, a weighted average coupon rate of 11.5%, a weighted average loan-to-value ratio of 70.1% and a weighted average remaining term to maturity of 1.1 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2022, our portfolio included underlying properties located in 31 markets, across 10 states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9% of our common equity, Terra JV held 70.0% of the issued and outstanding shares of our common stock with the remainder of 10.1% held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
BDC Merger

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger and as our wholly owned subsidiary. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and SDAT, respectively, at the Effective Time.

At the Effective Time, except for any shares of Terra BDC Common Stock held by us or any of our wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of our newly designated Class B Common Stock, and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger, former Terra BDC stockholders owned approximately 19.9% of our common equity.

On the Closing Date, we filed with the SDAT the Charter Amendment. Pursuant to the Charter Amendment, (i) the authorized shares of our stock which we have authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, and (ii) each share of our common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of Class B Common Stock.

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock, except as set forth below with respect to conversion.

On the First Conversion Date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by our Board, one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the Second Conversion Date, one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the Third Conversion Date, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

As of the Effective Time and in accordance with the Merger Agreement, the size of our Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee) was elected to our Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of our Board immediately prior to the Effective Time continued as members following the Effective Time.

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of:

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Amortized cost	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of LIBOR or SOFR plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022, and LIBOR of 0.10% as of December 31, 2021.
(2)As of December 31, 2022 and 2021, amount included $413.1 million and $163.1 million of senior mortgages used as collateral for $261.0 million and $93.8 million of borrowings under credit facilities, respectively.
(3)As of December 31, 2022 and 2021, twenty-one and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to our net loan portfolio, as of December 31, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, we owned 4.9 acres of land acquired pursuant to a deed in lieu of foreclosure and the aforementioned multi-tenant office building. The parcel of land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $40.6 million and $56.1 million as of December 31, 2022 and 2021, respectively. The mortgage loan payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million and $32.0 million as of December 31, 2022 and 2021, respectively.

Additionally, as of December 31, 2022 and 2021, we owned 27.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. As of December 31, 2022 and 2021, these equity investments had total carrying value of $62.5 million and $69.7 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of December 31, 2022 was $13.23.

Portfolio Investment Activity

For the years ended December 31, 2022 and 2021, we invested $126.9 million and $117.3 million in new and add-on investments and had $33.3 million and $85.1 million of repayments, resulting in net investments of $93.6 million and $32.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	December 31, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$456,408,889	$461,299,182	75.1%	$310,933,350	$313,515,326	79.8%
Preferred equity investments	121,231,434	122,132,177	19.9%	63,441,546	63,515,633	16.2%
Credit facility	28,802,833	29,080,183	4.7%	11,762,500	11,859,876	3.0%
Mezzanine loans	26,767,345	26,770,521	4.4%	17,444,357	17,622,804	4.5%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(3.5)%
Total	$633,210,501	$613,810,173	100.0%	$403,581,753	$392,855,158	100.0%

	December 31, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$171,611,750	$172,042,063	27.9%	$166,071,342	$166,836,320	42.5%
Industrial	147,796,164	148,891,742	24.3%	18,762,500	18,859,876	4.8%
Multifamily	104,589,464	105,570,432	17.2%	72,999,417	73,955,240	18.8%
Mixed-use	64,880,450	65,838,965	10.7%	28,940,658	28,977,024	7.4%
Infill land	48,860,291	49,565,437	8.1%	28,960,455	28,923,827	7.4%
Hotel - full/select service	43,222,382	43,758,804	7.1%	56,847,381	57,395,682	14.6%
Student housing	31,000,000	31,774,261	5.2%	31,000,000	31,565,670	8.0%
Infrastructure	21,250,000	21,840,359	3.6%	—	—	—%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(3.5)%
Total	$633,210,501	$613,810,173	100.0%	$403,581,753	$392,855,158	100.0%

	December 31, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$151,668,387	$153,158,967	24.9%	$187,209,547	$189,082,380	48.1%
New York	91,845,479	91,877,084	14.9%	63,441,546	63,515,633	16.2%
Georgia	72,401,718	73,101,964	11.9%	53,289,288	53,536,884	13.6%
Texas	67,625,000	68,142,046	11.1%	13,625,000	13,725,690	3.5%
New Jersey	62,228,622	62,958,482	10.3%	—	—	—%
Washington	56,671,267	57,027,639	9.3%	3,523,401	3,382,683	0.9%
Utah	49,250,000	50,698,251	8.3%	28,000,000	28,420,056	7.2%
North Carolina	43,520,028	44,041,162	7.2%	44,492,971	44,704,699	11.4%
Arizona	31,000,000	31,276,468	5.1%	—	—	—%
Massachusetts	7,000,000	7,000,000	1.1%	7,000,000	7,000,000	1.8%
South Carolina	—	—	—%	3,000,000	3,145,614	0.8%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(3.5)%
Total	$633,210,501	$613,810,173	100.0%	$403,581,753	$392,855,158	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Years Ended December 31,
	2022	2021	Change
Revenues
Interest income	$42,591,972	$36,743,470	$5,848,502
Real estate operating revenue	11,451,914	8,894,991	2,556,923
Prepayment fee income	1,984,061	190,997	1,793,064
Other operating income	586,499	855,799	(269,300)
	56,614,446	46,685,257	9,929,189
Operating expenses
Operating expenses reimbursed to Manager	8,076,321	6,916,371	1,159,950
Asset management fee	6,556,492	5,134,149	1,422,343
Asset servicing fee	1,560,044	1,181,924	378,120
Provision for loan losses	11,813,409	10,904,163	909,246
Real estate operating expenses	5,005,551	5,003,893	1,658
Depreciation and amortization	6,530,595	3,989,114	2,541,481
Impairment charge	1,604,989	3,395,430	(1,790,441)
Professional fees	3,697,792	1,795,856	1,901,936
Directors fees	192,497	145,000	47,497
Other	747,535	448,503	299,032
	45,785,225	38,914,403	6,870,822
Operating income	10,829,221	7,770,854	3,058,367
Other income and expenses
Interest expense from obligations under participation agreements	(3,180,771)	(10,596,545)	7,415,774
Interest expense on repurchase agreement payable	(7,913,942)	(142,495)	(7,771,447)
Interest expense on mortgage loan payable	(2,173,114)	(2,449,239)	276,125
Interest expense on revolving line of credit	(2,674,568)	(911,811)	(1,762,757)
Interest expense on term loan payable	(524,344)	(6,835,877)	6,311,533
Interest expense on unsecured notes payable	(6,682,937)	(3,173,673)	(3,509,264)
Interest expense on secured borrowing	(1,507,572)	(1,576,502)	68,930
Net unrealized (losses) gains on marketable securities	(122,299)	22,500	(144,799)
Loss on sale of real estate	(51,984)	—	(51,984)
Income from equity investment in unconsolidated investments	2,731,477	5,925,802	(3,194,325)
Gain on sale of interests in unconsolidated investments	799,827	—	799,827
Realized loss on loan repayments	—	(517,989)	517,989
Gain on extinguishment of obligations under participation agreements	3,435,902	—	3,435,902
Realized gains on marketable securities	83,411	129,248	(45,837)
	(17,780,914)	(20,126,581)	2,345,667
Net loss	$(6,951,693)	$(12,355,727)	$5,404,034
Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$550,062,087	10.7%	$456,344,152	8.5%
Obligations under participation agreements and secured borrowing	(59,931,021)	12.1%	(114,437,021)	11.0%
Repurchase agreement payable	(167,507,961)	6.2%	(6,349,642)	2.6%
Term loan payable	(10,303,678)	5.3%	(103,433,296)	5.3%
Revolving line of credit	(47,383,467)	7.6%	(16,721,744)	4.0%
Net loans (3)	$264,935,960	14.0%	$215,402,449	9.2%
Senior loans
Gross loans	408,607,321	9.7%	272,577,220	6.5%
Obligations under participation agreements and secured borrowing	(24,800,580)	8.1%	(51,693,824)	8.9%
Repurchase agreement payable	(167,507,961)	6.2%	(6,349,642)	2.6%
Term loan payable	(10,303,678)	5.3%	(103,433,296)	5.3%
Revolving line of credit	(47,383,467)	7.6%	(16,721,744)	4.0%
Net loans (3)	$158,611,635	14.6%	$94,378,714	7.2%
Subordinated loans (4)
Gross loans	141,454,766	13.6%	183,766,932	11.4%
Obligations under participation agreements	(35,130,441)	13.7%	(62,743,197)	12.8%
Net loans (3)	$106,324,325	13.6%	$121,023,735	10.7%
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

Interest Income

    For the year ended December 31, 2022 as compared to the same period in 2021, interest income increased by $5.8 million, primarily due to an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans due to new loans we originated in 2022 and loans we acquired in connection with the BDC Merger, as well as an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the year ended December 31, 2022 as compared to the same period in 2021, real estate operating revenue increased by $2.6 million, as a result of lease termination income recognized in 2022 in connection with a termination notice received in November 2021.

Prepayment Fee Income

Prepayment fee income represents prepayment fees charged to borrowers for the early repayment of loans.

For the year ended December 31, 2022 as compared to the same period in 2021, prepayment fee income increased by $1.8 million, as a result of an increase in loans with minimum yield provisions repaid before maturity.

Other Operating Income

For the year ended December 31, 2022 as compared to the same period in 2021, other operating income decreased by $0.3 million, as a result of a decrease in dividend income earned on the marketable securities resulting from a decrease in the weighted average balance of the marketable securities.

Operating Expenses Reimbursed to Manager

Under the terms of the Management Agreement with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the year ended December 31, 2022 as compared to the same period in 2021, operating expenses reimbursed to our Manager increased by $1.2 million, as a result of an increase in the allocation ratio resulting from an increase in total assets under management due to new loans we originated as well as loans acquired in connection with the BDC Merger.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the year ended December 31, 2022 as compared to the same period in 2021, asset management fees increased by $1.4 million, primarily due to an increase in total assets under management resulting from new loans we originated as well as loans acquired in connection with the BDC Merger.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the year ended December 31, 2022 as compared to the same period in 2021, asset servicing fees increased by $0.4 million, primarily due to an increase in total assets under management resulting from new loans we originated as well as loans acquired in connection with the BDC Merger.

Provision for Loan Losses

    Our Manager performs a quarterly evaluation for possible impairment of our portfolio of loans. We record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) impaired loan reserves, if any.

    As of December 31, 2022, we did not have any loans with a loan risk rating of “4” or “5”, and did not record any general allowance for loan losses for the year ended December 31, 2022. As of December 31, 2022, we had four loans deemed impaired and recorded specific allowance for loan losses of $11.8 million for the year ended December 31, 2022. As of December 31, 2021, we had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5”, and recorded general allowance for loan losses of $0.6 million for the year ended December 31, 2021. Additionally, as of December 31, 2021, we had three loans deemed impaired and recorded specific allowance for loan losses of $10.3 million for the year ended December 31, 2021.

Depreciation and Amortization

For the year ended December 31, 2022 as compared to the same period in 2021, depreciation and amortization increased by $2.5 million, primarily due to a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles.

Impairment Charge

For the years ended December 31, 2022 and 2021, we recorded an impairment charge of $1.6 million and $3.4 million, respectively, on 4.9 acres of the development land located in Pennsylvania in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022.

Professional Fees

    For the year ended December 31, 2022 as compared to the same period in 2021, professional fees increased by $1.9 million, primarily due to legal fees incurred in connection with litigation related to the ground rent described above as well as a loan refinancing in 2022 which we accounted for as a loan modification.

Other

For the year ended December 31, 2022 as compared to the same period in 2021, other expense increased by $0.3 million, as a result of a fee paid to a third-party in connection with the sale of a parcel of land.

Interest Expense from Obligations under Participation Agreements

    For the year ended December 31, 2022 as compared to the same period in 2021, interest expense from obligations under participation agreements decreased by $7.4 million, as a result of a decrease in the weighted average principal amount outstanding on obligations under participation agreements, partly due to the release of obligations under participation agreements with Terra BDC in connection with the BDC Merger.

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

    For the year ended December 31, 2022, interest expense on repurchase agreement payable increased by $7.8 million, as a result of an increase in the weighted average principal amount outstanding on repurchase agreement payable.

Interest Expense on Mortgage Loan Payable

For the year ended December 31, 2022 as compared to the same period in 2021, interest expense on mortgage loan payable decreased by $0.3 million, as a result of a decrease in the weighted average principal amount outstanding on mortgage loan payable.

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

    For the year ended December 31, 2022 as compared to the same period in 2021, interest expense on revolving line of credit increased by $1.8 million, due to an increase in weighted average principal amount outstanding on the revolving line of credit.

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provided for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%. On February 18, 2022, we refinanced this loan with a new repurchase agreement. In connection with the BDC Merger, we assumed a delayed draw term loan of $25.0 million. The delayed draw term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023.

For the year ended December 31, 2022 as compared to the same period in 2021, interest expense on term loan payable decreased by $6.3 million, as a result of a decrease in the weighted average principal amount outstanding on term loan payable. Additionally, in connection with the refinancing, we reversed the previously accrued step-up interest of $0.4 million during the first quarter of 2022.

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

For the year ended December 31, 2022 as compared to the same period in 2021, interest expense on secured borrowing decreased by $0.1 million as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the year ended December 31, 2022 as compared to the same periods in 2021, interest expense on unsecured notes payable increased by $3.5 million, as a result of an increase in the weighted average principal amount outstanding.

Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of December 31, 2022 and 2021, we owned 27.9% and 50.0% of the equity interest in RESOF, respectively.

We also owned beneficial equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment.

For the year ended December 31, 2022, we recognized income from equity investment in unconsolidated investments of $2.7 million, which consisted of equity income from RESOF of $5.2 million and equity loss from the joint ventures of $2.5 million. For the year ended December 31, 2021, we recognized income from equity investment in unconsolidated investments of $5.9 million, which consisted of equity income from RESOF of $6.2 million, partially offset by equity loss from two joint ventures of $0.2 million.

Gain on Sale of Interests in Unconsolidated Investments

In September 2022, we sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million for the year ended December 31, 2022. There was no such gain for the year ended December 31, 2021.

Realized Loss on Repayment of Loans

For the year ended December 31, 2022, we did not recognize any gain or loss on repayment of loans. For the year ended December 31, 2021, two previously defaulted loans were repaid at a discount and we recognized a net loss on loan repayment of $0.5 million, excluding previously accrued allowance for loan losses of $1.0 million.

Gain on Extinguishment of Obligations Under Participation Agreements

In connection with the BDC Merger, the obligations under participation agreements with Terra BDC totaling $37.0 million were effectively extinguished and we recognized a net gain of $3.4 million for the year ended December 31, 2022, representing the difference between the carrying value of the Company’s obligations under participation agreements and the fair value of Terra BDC’s investments acquired through participation agreements. The was no such gain for the year ended December 31, 2021.

Net Loss

    For the year ended December 31, 2022 as compared to the same period in 2021, net loss decreased by $5.4 million.

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

    We may also issue additional equity, equity-related and debt securities to fund our investment strategies. We may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of our capital raising transactions, we may grant to one or more of these vehicles certain control rights over our activities including rights to approve major decisions we take as part of our business. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, dividends equal to at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for our business.

    We expect to fund approximately $44.1 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on May 31, 2023. We expect to refinance the mortgage loan payable before it matures. In connection with the BDC Merger, we assumed a $25.0 million delayed draw term loan. This term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. We expect to either maintain sufficient cash on hand to repay the facility or refinance the facility.

Summary of Financing

The table below summarizes our debt financing as of December 31, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Delayed draw term loan	$25,000,000	25,000,000	—	5.625%	7/1/2023
	$25,000,000	$148,500,000	$—
Variable Rate:
Mortgage loan payable	N/A	$29,252,308	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	5/31/2023
Line of credit	$125,000,000	90,135,865	$34,864,135	LIBOR plus 3.25% with a combined floor of 4.00%	3/12/2024
UBS repurchase agreement	195,000,000	51,050,000	143,950,000	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	119,826,606	80,173,394	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$290,264,779	$258,987,529

Cash Flows Provided by Operating Activities

    For the year ended December 31, 2022 as compared to the same period in 2021, cash flows provided by operating activities decreased by $3.7 million, primarily due to payment for a deposit for a potential investment partially offset by an increase in net contractual interest income.

Cash Flows Used in Investing Activities

    For the year ended December 31, 2022, cash flows used in investing activities were $49.1 million, primarily related to origination and purchase of loans of $290.0 million and purchase of equity interests in unconsolidated investments of $25.5 million, partially offset by proceeds from repayments of loans of $197.5 million, proceeds from sale of interests in joint ventures of $33.7 million, cash and restricted cash acquired in connection with the BDC Merger of $24.6 million, proceeds from sale of real estate of $8.6 million and proceeds from sale of marketable securities of $1.3 million.

    For the year ended December 31, 2021, cash flows used in investing activities were $87.7 million, primarily related to origination and purchase of loans of $252.4 million, purchase of partnership interest in a limited partnership of $32.2 million and purchase of marketable securities of $6.5 million, partially offset by proceeds from repayments of loans of $196.8 million and proceeds from sale of marketable securities of $6.6 million.

Cash Flows Provided by Financing Activities

    For the year ended December 31, 2022, cash flows provided by financing activities were $34.1 million, primarily due to proceeds from borrowings under the repurchase agreements of $151.9 million, proceeds from borrowings under the revolving line of credit of $130.5 million, and proceeds from obligations under participation agreements of $29.6 million, partially offset by repayments of borrowings under the term loan of $93.8 million, repayments on borrowings under the revolving line of credit of $79.0 million, repayment of secured borrowing of $38.7 million, repayments of borrowings under repurchase agreements of $25.6 million, repayments of obligations under participation agreements of $22.2 million and distributions paid of $16.1 million.

    For the year ended December 31, 2021, cash flows provided by financing activities were $101.8 million, primarily due to proceeds from issuance of unsecured notes payable, net of discount, of $82.5 million, proceeds from obligations under participation agreements and secured borrowing of $87.9 million and proceeds from borrowings under the term loan, revolving line of credit and repurchase agreement of $85.9 million. These cash inflows were partially offset by repayments on obligations under participation agreements of $101.7 million, distributions paid of $17.1 million, payment of mortgage principal of $12.1 million, repayment on borrowings under the term loan of $16.6 million, a decrease in interest reserve and other deposits hold on investments of $4.7 million and payment for deferred financing costs of $2.3 million.

Distribution Reinvestment Plan

On January 20, 2023, our Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which our stockholders may elect to reinvest cash distributions payable by us in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2022	2021
Origination and extension fee expense (1)(2)	$2,967,291	$2,729,598
Asset management fee	6,556,492	5,134,149
Asset servicing fee	1,560,044	1,181,924
Operating expenses reimbursed to Manager	8,076,321	6,916,371
Disposition fee (3)	890,194	1,006,302
Total	$20,050,342	$16,968,344
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amounts for the years ended December 31, 2022 and 2021, excluded $0.2 million and $0.3 million, respectively, of origination fees paid to our Manager in connection with our equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Cost Sharing and Reimbursement Agreement with Terra LLC

We have entered into a cost sharing and reimbursement agreement with Terra LLC, effective October 1, 2022 pursuant to which Terra LLC will be responsible for its allocable share of our expenses, including fees paid by us to our Manager based on relative assets under management. These fees are eliminated in consolidation and therefore have no impact on our consolidated financial statements.

Participation Agreements

    We have further diversified our exposure to loans and borrowers by entering into participation agreements whereby we transferred a portion of certain of our loans on a pari passu basis to related parties, primarily other affiliated funds managed by our Manager or its affiliates, and to a lesser extent, unrelated parties. We have also sold a portion of a loan to a third party that did not qualify for sale accounting. In connection with the BDC Merger, the obligations under participation agreements with Terra BDC totaling $37.0 million were effectively extinguished.

    As of December 31, 2022, the principal balance of our participation obligation was $12.6 million, which was a participation obligation to a third party.

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

    For the year ended December 31, 2022, the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing was approximately $59.9 million, and the weighted average interest rate was approximately 12.1%, compared to weighted average outstanding principal balance of approximately $114.4 million, and weighted average interest rate of approximately 11.0% for the year ended December 31, 2021.

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

    As of December 31, 2022, we had 10 investments with an aggregate principal balance of $295.0 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, eight of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $2.9 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $2.9 million. Additionally, we had 13 investments with an aggregate principal balance of $247.2 million that provide for interest income at an annual rate of SOFR or Term SOFR, plus a spread, all of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease our annual interest income by $2.5 million, and an increase of 100 basis points in SOFR or Term SOFR would increase our annual interest income by $2.5 million.

    Additionally, as of December 31, 2022, we had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $90.1 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $177.4 million of first mortgages; a repurchase agreement with an outstanding balance of $51.1 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $68.1 million of first mortgages; and another repurchase agreement with an outstanding balance of $119.8 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $167.5 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease our annual interest expense by approximately $2.9 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $2.9 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2022 and 2021, we did not engage in interest rate hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption “Information About our Executive Officers” of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2022.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation.

    The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and(e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

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

4.5
Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2021.)

4.6
First Supplemental Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Terra Income Fund 6, Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2021).

4.7
Second Supplemental Indenture, dated October 1, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.4 of Terra Income Fund 6, LLC’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

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

10.10
First Amendment to Loan Documents dated as of June 9, 2021, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.11
Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and amount Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.12
Guarantee Agreement dated as of November 8, 2021, by and amount Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

Exhibit No.	Description and Method of Filing

10.13
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.14
Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.15
Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.16
Voting Support Agreement, dated October 1, 2022, by and among Terra Property Trust, Inc., Terra JV, LLC and Terra Offshore Funds REIT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

10.18
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
March 10, 2023

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$28,567,825	$35,783,956
Restricted cash	4,633,204	7,411,811
Cash held in escrow by lender	3,268,563	7,902,880
Marketable securities	147,960	1,310,000
Loans held for investment, net	584,417,939	457,329,582
Loans held for investment acquired through participation, net	42,072,828	12,343,732
Equity investment in unconsolidated investments	62,498,340	69,713,793
Real estate owned, net (Note 6)
Land, building and building improvements, net	46,660,226	58,325,068
Lease intangible assets, net	2,568,461	7,451,771
Operating lease right-of-use asset	27,378,786	27,394,936
Deal deposit	4,241,892	—
Interest receivable	4,100,501	2,463,037
Due from related party	—	2,605,639
Other assets	2,780,367	3,505,953
Total assets	$813,336,892	$693,542,158
Liabilities and Equity
Liabilities:
Term loan payable	$25,000,000	$91,940,062
Unsecured notes payable, net of debt issuance cost	116,530,673	81,856,799
Repurchase agreements payable, net of deferred financing fees	169,304,710	43,974,608
Obligations under participation agreements (Note 8 )	12,680,594	42,232,027
Mortgage loan payable, net of deferred financing fees and other	29,488,326	32,134,295
Revolving line of credit payable, net of deferred financing fees	89,807,448	38,186,472
Secured borrowing	—	34,586,129
Interest reserve and other deposits held on investments	4,633,204	7,411,811
Operating lease liability	27,378,786	27,394,936
Lease intangible liabilities, net (Note 6)	8,646,840	9,709,710
Due to Manager (Note 8)	3,935,997	2,388,317
Interest payable	1,058,001	1,879,626
Accounts payable and accrued expenses	1,452,236	1,264,131
Unearned income	378,018	449,690
Other liabilities	1,159,885	4,289,967
Total liabilities	491,454,718	419,698,580
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and 125 shares issued and outstanding at December 31, 2022 and 2021	125,000	125,000
Common stock, $0.01 par value, no and 450,000,000 shares authorized and no and 19,487,460 shares issued and outstanding, at December 31, 2022 and 2021, respectively	—	194,875
Class A common stock, $0.01 par value, 450,000,000 and no shares authorized and no shares issued, at both December 31, 2022 and 2021, respectively	—	—
Class B Common stock, $0.01 par value, 450,000,000 and no shares authorized and 24,335,370 and no shares issued and outstanding at December 31, 2022 and 2021, respectively	243,354	—
Additional paid-in capital	444,449,813	373,443,672
Accumulated deficit	(122,935,993)	(99,919,969)
Total equity	321,882,174	273,843,578
Total liabilities and equity	$813,336,892	$693,542,158
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenues
Interest income	$42,591,972	$36,743,470
Real estate operating revenue	11,451,914	8,894,991
Prepayment fee income	1,984,061	190,997
Other operating income	586,499	855,799
	56,614,446	46,685,257
Operating expenses
Operating expenses reimbursed to Manager	8,076,321	6,916,371
Asset management fee	6,556,492	5,134,149
Asset servicing fee	1,560,044	1,181,924
Provision for loan losses	11,813,409	10,904,163
Real estate operating expenses	5,005,551	5,003,893
Depreciation and amortization	6,530,595	3,989,114
Impairment charge	1,604,989	3,395,430
Professional fees	3,697,792	1,795,856
Directors fees	192,497	145,000
Other	747,535	448,503
	45,785,225	38,914,403
Operating income	10,829,221	7,770,854
Other income and expenses
Interest expense from obligations under participation agreements	(3,180,771)	(10,596,545)
Interest expense on repurchase agreement payable	(7,913,942)	(142,495)
Interest expense on mortgage loan payable	(2,173,114)	(2,449,239)
Interest expense on revolving line of credit	(2,674,568)	(911,811)
Interest expense on term loan payable	(524,344)	(6,835,877)
Interest expense on unsecured notes payable	(6,682,937)	(3,173,673)
Interest expense on secured borrowing	(1,507,572)	(1,576,502)
Net unrealized (losses) gains on marketable securities	(122,299)	22,500
Loss on sale of real estate	(51,984)	—
Income from equity investment in unconsolidated investments	2,731,477	5,925,802
Gain on sale of interests in unconsolidated investments	799,827	—
Realized loss on loan repayments	—	(517,989)
Gain on extinguishment of obligations under participation agreements	3,435,902	—
Realized gains on marketable securities	83,411	129,248
	(17,780,914)	(20,126,581)
Net loss	$(6,951,693)	$(12,355,727)
Series A preferred stock dividend declared	$(15,624)	$(15,624)
Net loss allocable to common stock	$(6,967,317)	$(12,371,351)

Loss per share — basic and diluted	$(0.34)	$(0.63)

Weighted-average shares — basic and diluted	20,709,400	19,487,460

Distributions declared per common share	$0.78	$0.88

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	—	$—	—	$—	$373,443,672	$(99,919,969)	$273,843,578
Common stock converted into newly authorized Class B Common Stock prior to the BDC Merger (Note 11)	—	—	—	(19,487,460)	(194,875)	—	—	19,487,460	194,875	—	—	—
Shares issued in connection with the BDC Merger (Note 3)	—	—	—	—	—	—	—	4,847,910	48,479	71,006,141	—	71,054,620
Distributions declared on common shares ($0.78 per share)	—	—	—	—	—	—	—	—	—	—	(16,048,707)	(16,048,707)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	—	—	(15,624)	(15,624)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,951,693)	(6,951,693)
Balance at December 31, 2022	$—	125	$125,000	—	$—	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(70,438,482)	$303,325,065
Distributions declared on common shares ($0.88 per share)	—	—	—	—	—	—	(17,110,136)	(17,110,136)
Distributions declared on preferred shares	—	—	—	—	—	—	(15,624)	(15,624)
Net loss	—	—	—	—	—	—	(12,355,727)	(12,355,727)
Balance at December 31, 2021	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,951,693)	$(12,355,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Paid-in-kind interest income, net	—	(1,000,028)
Depreciation and amortization	6,530,595	3,989,114
Provision for loan losses	11,813,409	10,904,163
Impairment charge	1,604,989	3,395,430
Amortization of net purchase premiums on loans	557,012	61,390
Straight-line rent adjustments	1,357,247	(146,317)
Amortization of deferred financing costs	2,271,556	963,986
Amortization of discount on unsecured notes payable	738,583	248,108
Amortization of above- and below-market rent intangibles	(914,965)	(392,161)
Amortization and accretion of investment-related fees, net	(1,210,524)	(264,697)
Amortization of above-market rent ground lease	(130,348)	(130,349)
Realized gain on marketable securities	(83,411)	(129,248)
Unrealized losses (gains) on marketable securities	122,299	(22,500)
Loss on sale of real estate	51,984	—
Realized loss on loan repayments	—	517,989
Gain on extinguishment of obligations under participation agreements	(3,435,902)	—
Income from equity investment in excess of distributions received	(1,091,372)	(1,276,726)
Gain on sale of interests in unconsolidated investments	(799,827)	—
Changes in operating assets and liabilities:
Deal deposits	(4,241,892)	—
Interest receivable	(323,606)	46,552
Due from related party	2,421,388	(2,605,639)
Other assets	(2,918,189)	574,832
Due to Manager	—	93,226
Unearned income	(71,672)	(215,075)
Interest payable	(821,625)	694,124
Accounts payable and accrued expenses	(552,728)	(2,704,472)
Other liabilities	(3,517,540)	3,860,844
Net cash provided by operating activities	403,768	4,106,819
Cash flows from investing activities:
Origination and purchase of loans	(290,005,676)	(252,437,733)
Proceeds from repayments of loans	197,484,239	196,780,456
Purchase of equity interests in unconsolidated investments	(25,504,979)	(32,177,108)
Proceeds from sale of interests in unconsolidated investments	33,688,430	—
Cash and restricted cash acquired in connection with the BDC Merger	24,582,565	—
Proceeds from sale of real estate	8,585,500	—
Proceeds from sale of marketable securities	1,259,417	6,608,396
Distributions in excess of net income	923,200	—
Repayments of promissory note receivable	(386,395)	—
Proceeds from promissory note receivable	386,395	—
Purchase of marketable securities	(136,265)	(6,479,148)
Cash paid to stockholders of Terra BDC in connection with the BDC Merger	(12,920)	—
Net cash used in investing activities	(49,136,489)	(87,705,137)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2022	2021
Cash flows from financing activities:
Proceeds from borrowings under repurchase agreements	151,906,606	44,569,600
Proceeds from borrowings under revolving line of credit	130,519,295	38,575,895
Repayment of borrowings under the term loan	(93,763,471)	(16,585,001)
Repayments of borrowings under revolving line of credit	(78,959,325)	—
Repayment of secured borrowing	(38,672,291)	—
Proceeds from obligations under participation agreements	29,607,969	71,682,634
Repayments of borrowings under repurchase agreements	(25,599,600)	—
Repayments of obligations under participation agreements	(22,239,670)	(101,722,161)
Distributions paid	(16,064,331)	(17,125,760)
Proceeds from secured borrowing	4,151,186	16,239,256
Change in interest reserve and other deposits held on investments	(3,039,221)	(4,733,805)
Repayment of mortgage principal	(2,710,384)	(12,057,533)
Payment of financing costs	(1,033,097)	(2,295,347)
Proceeds from issuance of unsecured notes payable, net of discount	—	82,464,844
Proceeds from borrowings under the term loan	—	2,764,020
Net cash provided by financing activities	34,103,666	101,776,642
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,629,055)	18,178,324
Cash, cash equivalents and restricted cash at beginning of year	51,098,647	32,920,323
Cash, cash equivalents and restricted cash at end of year (Note 2)	$36,469,592	$51,098,647

	Years Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$22,569,976	$22,219,386

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

Supplemental Non-Cash Investing Activities:

BDC Merger

    On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC) (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, Inc. (the “Company” or Terra Property Trust”), with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of the Company (Note 3). The following table presents a summary of the consideration exchanged and assets acquired and liabilities assumed as a result of the BDC Merger:

Total Consideration
Fair value of Terra Property Trust shares of common stock issued	$71,054,620
Cash paid for fractional shares	12,920
Transaction costs	2,283,785
73,351,325
Assets Acquired and Liabilities Assumed at Fair Value
Loans held for investment	77,562,528
Loans held for investment acquired through participation	36,793,313
Interest receivable	1,367,044
Other assets	55,465
Term loan payable	(25,000,000)
Unsecured notes payable	(33,770,000)
Obligations under participation agreements	(6,114,979)
Interest reserve and other deposits held on investments	(260,614)
Due to manager	(682,541)
Interest payable	(53,186)
Accounts payable and accrued expenses	(740,824)
Other liabilities	(387,446)
Net assets acquired excluding cash and restricted cash	48,768,760
Cash and restricted cash acquired	$24,582,565

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (“Terra REIT Advisors” or the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (the “Board”) (Note 8). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement. On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). No amendments or other modifications were made to the Management Agreement in connection with the Recapitalization, and the Manager and its personnel continue to serve as the external manager of the Company pursuant to the terms of the Management Agreement.

On October 1, 2022, pursuant to the Merger Agreement, Terra BDC, merged with and into Terra LLC, a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the BDC Merger and as a wholly owned subsidiary of the Company (Note 3).

As of December 31, 2022, Terra JV, LLC (“Terra JV”), former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Company’s common stock, respectively.
Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include all of the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Notes to Consolidated Financial Statements

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

Loans Held for Investment

    The Company originates, acquires, and structures, or acquired through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at cost less allowance for loan losses.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

    ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s lease typically does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made in advance and excludes lease incentives if there were any. The Company’s lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Revenue Recognition

    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Outstanding interest receivable is assessed for recoverability. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.

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

Notes to Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	December 31,
	2022	2021
Cash and cash equivalents	$28,567,825	$35,783,956
Restricted cash	4,633,204	7,411,811
Cash held in escrow by lender	3,268,563	7,902,880
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$36,469,592	$51,098,647

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

Term Loan

    The Company previously financed certain of its senior loans through borrowings under an indenture and credit agreement. The Company accounted for the borrowings as a term loan, which was carried at the contractual amount (cost), net of unamortized deferred financing fees. On February 18, 2022, the Company refinanced the Term Loan (as defined below) with a new repurchase agreement. See “Term Loan” in Note 9 for additional information. In connection with the BDC Merger, the Company assumed a $25.0 million delayed draw term loan. The Company classified this delayed draw term loan as term loan payable on the consolidated balance sheets.

Repurchase Agreements

The Company finances certain of its senior loans held for investment through repurchase transactions under master repurchase agreements. The Company accounts for the repurchase transactions as secured borrowing transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Repurchase Agreements” in Note 9 for additional information.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal

Notes to Consolidated Financial Statements

to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of December 31, 2022, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2019-2022 federal tax returns remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements

    In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. The Company adopted this ASU and related amendments on January 1, 2023. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $4.6 million, which included reserve on future loan funding commitments. The Company will record the cumulative effect of initially applying this guidance as an adjustment to Accumulated deficit using the modified retrospective method of adoption.

    London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as

Notes to Consolidated Financial Statements

a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, the Company’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Company in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

Note 3. BDC Merger

BDC Merger

On October 1, 2022 (the “Closing Date”), pursuant to the Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC surviving as a wholly owned subsidiary of the Company. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

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

Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of the Company.

The Company and Terra BDC prepared their respective financial statements in accordance with generally accepted accounting principles in the United States. The BDC Merger is accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. In identifying the Company as the acquiring entity for accounting purposes, the Company and Terra BDC took into account a number of factors, including the relative size of the merging companies, which entity issues additional shares in conjunction with the BDC Merger, the relative voting interests of the respective stockholders after consummation of the BDC Merger, and the composition of the Board and senior management of the combined company after consummation of the BDC Merger.

The Company, as the acquirer, accounted for the BDC Merger as an asset acquisition and all direct acquisition-related costs are capitalized to the total cost of the assets acquired and liabilities assumed. Pursuant to Accounting Standard Codification Topic 805, Business Combination, total cost is allocated to the assets acquired and liabilities assumed on a relative fair value basis.

Notes to Consolidated Financial Statements

The following table summarizes the total consideration and the fair values of assets acquired and liabilities assumed in the BDC Merger:

Total Consideration
Fair value of Terra Property Trust shares of common stock issued	$71,054,620
Cash paid for fractional shares	12,920
Transaction costs	2,283,785
$73,351,325
Assets Acquired and Liabilities Assumed at Fair Value
Cash and cash equivalents	$24,321,951
Restricted cash	260,614
Loans held for investment	77,562,528
Loans held for investment acquired through participation	36,793,313
Interest receivable	1,367,044
Other assets	55,465
Term loan payable	(25,000,000)
Unsecured notes payable	(33,770,000)
Obligations under participation agreements	(6,114,979)
Interest reserve and other deposits held on investments	(260,614)
Due to manager	(682,541)
Interest payable	(53,186)
Accounts payable and accrued expenses	(740,824)
Other liabilities	(387,446)
Net assets acquired	$73,351,325

The fair value of the 4,847,910 shares of the Class B Common Stock was determined based on the Company’s net asset value per share of $14.66 as of October 1, 2022.

Net Gain on Extinguishment of Obligations Under Participation Agreements

As discussed in Note 8, in the normal course of business, the Company may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. As a result of the BDC Merger, the obligations under participation agreements with Terra BDC totaling $37.0 million were effectively extinguished and the Company recognized a net gain of $3.4 million, representing the difference between the carrying value of the Company’s obligations under participation agreements and the fair value of Terra BDC’s investments acquired through participation agreements.

Appointment of Directors

As of the Effective Time and in accordance with the Merger Agreement, the size of the Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”, and collectively, the “Terra BDC Designees”) were elected to the Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until the Company’s next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of the Board immediately prior to the Effective Time continued as members following the Effective Time.

Voting Support Agreement

On the Closing Date, the Company, Terra JV and Terra Offshore REIT entered into a Voting Support Agreement (the “2022 Voting Agreement”). Pursuant to the 2022 Voting Agreement, effective as of the Closing Date, Terra JV and Terra Offshore REIT have agreed to, at any meeting of the Company’s stockholders called for the purpose of electing directors (or by

Notes to Consolidated Financial Statements

any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of the Terra BDC Designees until the earlier of (i) the first anniversary of the Closing Date, (ii) the TPT Class B Common Stock Distributions (as defined in the 2022 Voting Agreement) or (iii) an amendment and restatement of the amended and restated management agreement between the Company and Terra REIT Advisors approved by the Company’s Board, including the Terra BDC Designees.

Indemnification Agreements

The Company has entered into customary indemnification agreements with each member of the Board (including each Terra BDC Designee). These agreements, among other things, require the Company to indemnify each director to the maximum extent permitted by Maryland law, including indemnification of expenses such as attorney’s fees, judgments, fines and settlement amounts incurred in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of his or her service as a director.

Note 4. Loans Held for Investment

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	December 31, 2022			December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	8	23	31	6	15	21
Principal balance	$90,990,183	$554,805,276	$645,795,459	$74,880,728	$405,270,423	$480,151,151
Carrying value	$92,274,998	$534,215,769	$626,490,767	$75,520,212	$394,153,102	$469,673,314
Fair value	$90,729,098	$532,416,656	$623,145,754	$75,449,410	$391,752,209	$467,201,619
Weighted-average coupon rate	13.82%	11.23%	11.59%	12.39%	7.01%	7.85%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.93	1.45	1.53
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.39%, average SOFR of 4.06% and forward-looking term rate based on SOFR (“Term SOFR”) of 4.36% as of December 31, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of December 31, 2022 and 2021, amount included $413.1 million and $163.1 million of senior mortgages used as collateral for $261.0 million and $93.8 million of borrowings under credit facilities, respectively (Note 9).
(3)As of December 31, 2022 and 2021, twenty-one and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	257,780,401	32,225,275	290,005,676
Principal repayments received	(197,484,239)	—	(197,484,239)
Loans acquired and contributed in connection with the BDC Merger	77,562,529	(2,744,091)	74,818,438
Net amortization of premiums on loans	(469,563)	(87,449)	(557,012)
Accrual, payment and accretion of investment-related fees and other, net	1,512,638	335,361	1,847,999
Provision for loan losses	(11,813,409)	—	(11,813,409)
Balance, December 31, 2022	$584,417,939	$42,072,828	$626,490,767

Notes to Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2021	$417,986,462	$4,294,053	$422,280,515
New loans made	240,130,367	12,307,366	252,437,733
Principal repayments received	(192,530,456)	(4,250,000)	(196,780,456)
PIK interest (1)	1,955,109	—	1,955,109
Net amortization of premiums on loans	(61,390)	—	(61,390)
Accrual, payment and accretion of investment-related fees and other, net	1,405,206	(7,687)	1,397,519
Realized loss on loan repayments (2)(3)	(651,553)	—	(651,553)
Provision for loan losses	(10,904,163)	—	(10,904,163)
Balance, December 31, 2021	$457,329,582	$12,343,732	$469,673,314
_______________
(1)Certain loans in the Company’s portfolio contain PIK interest provisions. The PIK interest represents contractually deferred interest that is added to the principal balance. PIK interest related to obligations under participation agreements amounted $1.0 million for the year ended December 31, 2021.
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

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	December 31, 2022			December 31, 2021
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$456,408,889	$461,299,182	73.7%	$345,454,454	$348,101,455	74.0%
Preferred equity investments	121,231,434	122,132,177	19.5%	92,252,340	92,400,572	19.7%
Mezzanine loans	39,352,303	39,451,115	6.3%	17,444,357	17,622,804	3.8%
Credit facility	28,802,833	29,080,183	4.6%	25,000,000	25,206,964	5.4%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(2.9)%
Total	$645,795,459	$626,490,767	100.0%	$480,151,151	$469,673,314	100.0%

Notes to Consolidated Financial Statements

	December 31, 2022			December 31, 2021
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$184,196,708	$184,722,657	29.4%	$221,596,870	$222,426,872	47.3%
Industrial	147,796,164	148,891,742	23.8%	32,000,000	32,206,964	6.9%
Multifamily	104,589,464	105,570,432	16.9%	80,805,787	81,835,756	17.4%
Mixed-use	64,880,450	65,838,965	10.5%	28,940,658	28,977,024	6.2%
Infill land	48,860,291	49,565,437	7.9%	28,960,455	28,923,827	6.2%
Hotel - full/select service	43,222,382	43,758,804	7.0%	56,847,381	57,395,682	12.2%
Student housing	31,000,000	31,774,261	5.1%	31,000,000	31,565,670	6.7%
Infrastructure	21,250,000	21,840,359	3.5%	—	—	—%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(2.9)%
Total	$645,795,459	$626,490,767	100.0%	$480,151,151	$469,673,314	100.0%

	December 31, 2022			December 31, 2021
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$164,253,345	$165,839,561	26.5%	$234,968,151	$237,015,597	50.4%
New York	91,845,479	91,877,084	14.7%	92,252,340	92,400,572	19.7%
Georgia	72,401,718	73,101,964	11.7%	53,289,288	53,536,884	11.4%
Texas	67,625,000	68,142,046	10.9%	13,625,000	13,725,690	2.9%
New Jersey	62,228,622	62,958,482	10.0%	—	—	—%
Washington	56,671,267	57,027,639	9.1%	3,523,401	3,382,683	0.7%
Utah	49,250,000	50,698,251	8.1%	28,000,000	28,420,056	6.1%
North Carolina	43,520,028	44,041,162	7.0%	44,492,971	44,704,699	9.5%
Arizona	31,000,000	31,276,468	5.0%	—	—	—%
Massachusetts	7,000,000	7,000,000	1.1%	7,000,000	7,000,000	1.5%
South Carolina	—	—	—%	3,000,000	3,145,614	0.7%
Allowance for loan losses	—	(25,471,890)	(4.1)%	—	(13,658,481)	(2.9)%
Total	$645,795,459	$626,490,767	100.0%	$480,151,151	$469,673,314	100.0%

Loan Risk Rating

    As described in Note 2, the Manager evaluates the Company’s loan portfolio on a quarterly basis or more frequently as needed. In conjunction with the quarterly review of the Company’s loan portfolio, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a five-point scale with “1” being the lowest risk and “5” being the greatest risk.

Notes to Consolidated Financial Statements

    The following table allocates the principal balance and the carrying value of the Company’s loans based on the loan risk rating as of:

	December 31, 2022				December 31, 2021
Loan Risk Rating	Number of Loans	Principal Balance	Carrying Value	% of Total	Number of Loans	Principal Balance	Carrying Value	% of Total
1	—	$—	$—	—%	—	$—	$—	—%
2	2	25,000,000	25,041,782	3.8%	2	25,000,000	25,041,124	5.2%
3	25	530,867,244	536,992,660	82.4%	15	349,273,811	352,164,409	72.9%
4	—	—	—	—%	1	60,012,639	60,012,639	12.4%
5	—	—	—	—%	—	—	—	—%
Other (1)	4	89,928,215	89,928,215	13.8%	3	45,864,701	46,113,623	9.5%
	31	$645,795,459	651,962,657	100.0%	21	$480,151,151	483,331,795	100.0%
Allowance for loan losses			(25,471,890)				(13,658,481)
Total, net of allowance for loan losses			$626,490,767				$469,673,314
_______________
(1)Because these loans have an event of default, they are removed from the pool of loans on which a general allowance is calculated and are evaluated for collectability individually. As of December 31, 2022 and 2021, the specific allowance for loan losses on these loans were $25.5 million and $12.8 million, respectively, as a result of a decline in the fair value of the respective collateral.

    As of December 31, 2022, the Company did not have any loans with a loan risk rating of “4” or “5”, and did not record any general allowance for loan losses for the year ended December 31, 2022. As of December 31, 2022, the Company had four loans deemed impaired and recorded specific allowance for loan losses of $11.8 million for the year ended December 31, 2022. As of December 31, 2021, the Company had one loan with a loan risk rating of “4” and no loans with a loan risk rating of “5”, and recorded general allowance for loan losses of $0.6 million for the year ended December 31, 2021. Additionally, as of December 31, 2021, the Company had three loans deemed impaired and recorded specific allowance for loan losses of $10.3 million for the year ended December 31, 2021.

The following table presents the activity in the Company’s allowance for loan losses:

	Years Ended December 31,
	2022	2021
Allowance for loan losses, beginning of year	$13,658,481	$3,738,758
Provision for loan losses	11,813,409	10,904,163
Charge-offs (1)	—	(984,440)
Allowance for loan losses, end of year	$25,471,890	$13,658,481
_______________
(1)Amount related to the TDR below.

As of December 31, 2022 and 2021, the Company had two loans and one loan that were in default, respectively. Additionally, for the years ended December 31, 2022 and 2021, the Company suspended interest income accrual of $8.5 million and $3.6 million, respectively, on three loans because recovery of such income was doubtful.

Troubled Debt Restructuring

As of December 31, 2022, there was one investment that qualified as troubled debt restructuring. As of December 31, 2021, the Company had a recorded investment in troubled debt restructuring of $13.7 million.

2022 — In December 2022, the borrower of a $40.1 million senior loan experienced financial difficulty and offered to repay the loan for $38.7 million. The remaining $1.4 million was converted to subordinated equity that accrues dividends at 8.0% and the Company is entitled to receive waterfall profit upon a sale. The Company does not anticipate a full recovery of the equity position and does not expect to receive any additional income. As a result, the remaining $1.4 million is reflected as a loan

Notes to Consolidated Financial Statements

receivable and it is fully reserved for as of December 31, 2022. The Company classified this loan modification as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$40,837,901
Post-modified recorded carrying value (1)	$1,364,944
_______________
(1) As of December 31, 2022, the principal balance of this loan was the same as the carrying value. The Company recorded an allowance for loan losses of $1.4 million to fully reserve for the unpaid principal balance. There was no income from this investment from the date of modification on December 28, 2022 through December 31, 2022.

2021 — Due to financial difficulty resulting from the COVID-19 pandemic, a borrower defaulted on interest payments in May 2020 on a $3.5 million mezzanine loan, and the Company subsequently suspended the interest accrual. The Company purchased the senior loan from a third-party lender on September 3, 2021 in order to facilitate a refinancing. Subsequently on September 23, 2021, the senior and mezzanine loans were refinanced and the Company issued a new senior loan with a committed amount of $14.7 million, of which $13.6 million was funded at closing. The concession granted in the refinancing was the forgiveness of principal and accrued interest of $1.3 million on the mezzanine loan, of which $1.0 million was previously recorded as an allowance for loan losses, in addition to $0.4 million of nonaccrual interest. The Company classified the refinancing as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40. This investment was repaid in full in April 2022.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$18,503,470
Post-modified recorded carrying value (1)	$13,625,000
_______________
(1) As of December 31, 2021, the principal balance of this loan was $13.6 million and the carrying value of this loan, which includes the present value of the exit fee, was $13.7 million. There is no allowance for loan losses recorded for this new senior loan.
Once classified as a TDR, the new senior loan was classified as an impaired loan until it was extinguished and the carrying value was evaluated at each reporting date for collectability based on the fair value of the underlying collateral. Since the fair value of the collateral was greater than the carrying value of the new senior loan, no specific allowance was recorded as of December 31, 2021. For the period from January 1, 2022 through the date of repayment on April 1, 2022, income from the new senior loan was $0.3 million. For the year ended December 31, 2021, interest income from the new senior loan was $0.3 million.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including

Notes to Consolidated Financial Statements

rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of December 31, 2022 and 2021, the unfunded commitment was $22.4 million and $15.1 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of December 31, 2022 and 2021, the Company owned 27.9% and 50.0% of the equity interest in RESOF, respectively. As of December 31, 2022 and 2021, the carrying value of the Company’s investment in RESOF was $36.8 million and $40.5 million, respectively. For the year ended December 31, 2022, the Company recorded equity income from RESOF of $5.2 million, and did not receive any distributions from RESOF. For the year ended December 31, 2021, the Company recorded equity income from RESOF of $6.2 million and received distributions from RESOF of $3.5 million.

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

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	As of December 31,
	2022	2021
Investments at fair value (cost of $176,035,290 and $107,261,022, respectively)	$178,283,703	$108,359,898
Other assets	23,918,841	5,484,087
Total assets	202,202,544	113,843,985
Revolving line of credit, net of financing costs	14,795,985	14,909,717
Obligations under participation agreement (proceeds of $41,726,565 and $14,252,357, respectively)	41,962,861	14,351,617
Other liabilities	17,120,804	5,296,603
Total liabilities	73,879,650	34,557,937
Partners’ capital	$128,322,894	$79,286,048

	Years Ended December 31,
	2022	2021
Total investment income	$31,436,886	$11,769,083
Total expenses	9,042,066	2,381,145
Net investment income	22,394,820	9,387,938
Unrealized (depreciation) appreciation on investments	(2,180,632)	524,113
Net increase in partners’ capital resulting from operations	$20,214,188	$9,912,051

Equity Investment in Joint Ventures

As of December 31, 2022, the Company beneficially owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million. The following table presents the Company’s beneficial ownership interests in its equity investments in the joint ventures and their respective carrying values:

In December 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. In connection with this mezzanine loan, the Company entered into a residual profit sharing agreement with the borrower where the borrower will pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounts for this arrangement using the equity method of accounting.

Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		December 31, 2022		December 31, 2021
Entity	Co-owner (1)	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC (1)	Affiliate/Third party	27.2%	$7,271,603	80%	$23,949,044
LEL NW 49th JV LLC (1)	Affiliate/Third party	27.2%	1,521,556	80%	5,306,467
TCG Corinthian FL Portfolio JV LLV (1)(2)	Affiliate/Third Party	30.6%	6,896,816	—%	—
SF-Dallas Industrial, LLC (3)	N/A	N/A	10,013,691	—%	—
			$25,703,666		$29,255,511
_______________
(1)The Company sold a portion of the interest in this investment to an affiliate in September 2022.
(2)This investment was purchased from a third party in March 2022.
(3)This investment that meets the definition of an equity investment was entered into in December 2022.

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of December 31,
	2022	2021
Net investments in real estate	$192,616,298	$115,636,424
Other assets	12,817,388	4,856,249
Total assets	205,433,686	120,492,673
Mortgage loan payable	147,740,645	83,445,235
Other liabilities	3,104,624	1,305,572
Total liabilities	150,845,269	84,750,807
Members’ capital	$54,588,417	$35,741,866

	Years Ended December 31,
	2022	2021
Revenues	$15,071,626	$1,448,431
Operating expenses	(6,710,172)	(518,904)
Depreciation and amortization expense	(9,914,314)	(541,119)
Interest expense	(7,572,790)	(692,500)
Unrealized gains	3,244,813	447
Net loss	$(5,880,837)	$(303,645)

For the year ended December 31, 2022, the Company recorded equity loss from the joint ventures of $2.5 million, and received distributions from the joint ventures of $0.9 million. For the year ended December 31, 2021, the Company recorded equity loss from the joint ventures of $0.2 million and received no distributions. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Notes to Consolidated Financial Statements

Note 6. Real Estate Owned, Net

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

Real Estate Owned, Net

    Real estate owned was comprised of 4.9 acres of land located in Pennsylvania and a multi-tenant office building, with lease intangible assets and liabilities, located in California. The following table presents the components of real estate owned, net as of:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land (1)	$—	$—	$—	$10,000,000	$—	$10,000,000
Building and building improvements	51,725,969	(5,711,468)	46,014,501	51,725,969	(4,418,305)	47,307,664
Tenant improvements	1,854,640	(1,224,648)	629,992	1,854,640	(947,369)	907,271
Furniture and fixtures	236,000	(220,267)	15,733	236,000	(125,867)	110,133
Total real estate	53,816,609	(7,156,383)	46,660,226	63,816,609	(5,491,541)	58,325,068
Lease intangible assets:
In-place lease	14,982,538	(12,493,079)	2,489,459	14,982,538	(7,627,326)	7,355,212
Above-market rent	156,542	(77,540)	79,002	156,542	(59,983)	96,559
Total intangible assets	15,139,080	(12,570,619)	2,568,461	15,139,080	(7,687,309)	7,451,771
Lease intangible liabilities:
Below-market rent	(2,754,922)	2,428,647	(326,275)	(2,754,922)	1,496,125	(1,258,797)
Above-market ground lease	(8,896,270)	575,705	(8,320,565)	(8,896,270)	445,357	(8,450,913)
Total intangible liabilities	(11,651,192)	3,004,352	(8,646,840)	(11,651,192)	1,941,482	(9,709,710)
Total real estate	$57,304,497	$(16,722,650)	$40,581,847	$67,304,497	$(11,237,368)	$56,067,129
_______________
(1)The 4.9 acres of land in Pennsylvania was sold by the Company in the second quarter of 2022.

Notes to Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2022	2021
Real estate operating revenues:
Lease revenue	$6,782,778	$7,167,049
Other operating income	4,669,136	1,727,942
Total	$11,451,914	$8,894,991
Real estate operating expenses:
Utilities	$235,403	$208,098
Real estate taxes	1,400,519	1,401,279
Repairs and maintenances	728,944	645,316
Management fees	267,188	271,303
Lease expense, including amortization of above-market ground lease	1,948,652	2,084,402
Other operating expenses	424,845	393,495
Total	$5,005,551	$5,003,893

Leases

    As of December 31, 2022, the Company owned a multi-tenant office building that was leased to four tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 64.6 years as of December 31, 2022, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2022 are as follows:

Years Ending December 31,	Total
2023	$4,235,538
2024	4,380,043
2025	792,925
2026	816,724
2027	598,943
Thereafter	1,815,497
Total	$12,639,670

Notes to Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2022, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2023	$(139,056)	$1,093,878	$(130,348)	$824,474
2024	(152,107)	1,177,775	(130,348)	895,320
2025	17,556	87,121	(130,348)	(25,671)
2026	17,556	87,121	(130,348)	(25,671)
2027	8,778	43,564	(130,348)	(78,006)
Thereafter	—	—	(7,668,825)	(7,668,825)
Total	$(247,273)	$2,489,459	$(8,320,565)	$(6,078,379)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows as of:

	December 31,
	2022	2021
Operating lease
Operating lease right-of-use asset	$27,378,786	$27,394,936
Operating lease liability	$27,378,786	$27,394,936

Weighted average remaining lease term — operating lease (years)	63.8	64.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Years Ended December 31,
	2022	2021
Operating lease cost	$2,079,000	$2,214,750

Supplemental non-cash information related to the ground lease was as follows:

	Years Ended December 31,
	2022	2021
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$2,079,000	$2,214,750

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$2,079,000	$2,214,750

Notes to Consolidated Financial Statements

    Maturities of operating lease liability as of December 31, 2022 was as follows:

Years Ending December 31,	Operating Lease
2023	$2,079,000
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	132,622,875
Less: Imputed interest	(105,244,089)
Total	$27,378,786

Note 7. Fair Value Measurements

    The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

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

As of December 31, 2022 and 2021, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities are financial instruments that are reported at fair value.

Notes to Consolidated Financial Statements

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

The following tables present fair value measurements of marketable securities, by major class according to the fair value hierarchy as of:

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$147,960	$—	$—	$147,960
Total	$147,960	$—	$—	$147,960

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity securities	$1,310,000	$—	$—	$1,310,000
Total	$1,310,000	$—	$—	$1,310,000

    The following table presents the activities of the marketable securities:

	Years Ended December 31,
	2022	2021
Beginning balance	$1,310,000	$1,287,500
Purchases	136,265	6,479,148
Proceeds from sale	(1,259,417)	(6,608,396)
Reclassification of net realized gains on marketable securities into earnings	83,411	129,248
Unrealized (losses) gains on marketable securities	(122,299)	22,500
Ending balance	$147,960	$1,310,000

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the principal amount outstanding, adjusted for the accretion of purchase discounts on loans and exit fees, and the amortization of purchase premiums on loans and origination

Notes to Consolidated Financial Statements

fees, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2022			December 31, 2021
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$604,068,894	$609,889,829	$581,182,892	$467,843,785	$470,988,063	$454,840,551
Loans held for investment acquired through participation	3	41,726,565	42,072,828	41,962,862	12,307,366	12,343,732	12,361,068
Allowance for loan losses		—	(25,471,890)	—	—	(13,658,481)	—
Total loans		$645,795,459	$626,490,767	$623,145,754	$480,151,151	$469,673,314	$467,201,619
Liabilities:
Term loan payable	3	$25,000,000	$25,000,000	$25,000,000	$93,763,470	$91,940,062	$94,344,595
Unsecured notes payable	1	123,500,000	116,530,673	103,481,748	85,125,000	81,856,799	85,210,125
Repurchase agreement payable	3	170,876,606	169,304,710	170,876,606	44,569,600	43,974,608	44,569,600
Obligations under participation agreements	3	12,584,958	12,680,594	12,680,595	42,048,294	42,232,027	41,475,060
Mortgage loan payable	3	29,252,308	29,488,326	29,394,870	31,962,692	32,134,295	32,192,785
Secured borrowing	3	—	—	—	34,521,104	34,586,129	34,425,029
Revolving line of credit payable	3	90,135,865	89,807,448	90,135,865	38,575,895	38,186,472	38,575,895
Total liabilities		$451,349,737	$442,811,751	$431,569,684	$370,566,055	$364,910,392	$370,793,089

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2022 and 2021 due to their short-term nature.

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

Notes to Consolidated Financial Statements

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2022	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$581,182,892	Discounted cash flow	Discount rate	8.71%	19.36%	11.46%
Loans held for investment acquired through participation, net	41,962,862	Discounted cash flow	Discount rate	15.25%	17.06%	16.67%
Total Level 3 Assets	$623,145,754
Liabilities:
Repurchase agreement payable	170,876,606	Discounted cash flow	Discount rate	5.22%	6.17%	6.82%
Obligations under participation agreements	12,680,595	Discounted cash flow	Discount rate	16.36%	16.36%	16.36%
Mortgage loan payable	29,394,870	Discounted cash flow	Discount rate	8.24%	8.24%	8.24%
Term loan payable	25,000,000	Discounted cash flow	Discount rate	5.63%	5.63%	5.63%
Revolving line of credit	90,135,865	Discounted cash flow	Discount rate	7.64%	7.64%	7.64%
Total Level 3 Liabilities	$328,087,936

	Fair Value at December 31, 2021	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$454,840,551	Discounted cash flow	Discount rate	3.89%	15.00%	8.11%
Loans held for investment acquired through participation, net	12,361,068	Discounted cash flow	Discount rate	8.25%	15.00%	12.33%
Total Level 3 Assets	$467,201,619
Liabilities:
Term loan payable	$94,344,595	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Repurchase agreement payable	44,569,600	Discounted cash flow	Discount rate	2.45%	2.74%	2.57%
Obligations under participation agreements	41,475,060	Discounted cash flow	Discount rate	12.37%	15.00%	14.31%
Mortgage loan payable	32,192,785	Discounted cash flow	Discount rate	6.08%	6.08%	6.08%
Secured borrowing	34,425,029	Discounted cash flow	Discount rate	6.64%	6.64%	6.64%
Revolving line of credit	38,575,895	Discounted cash flow	Discount rate	4.00%	4.00%	4.00%
Total Level 3 Liabilities	$285,582,964

Note 8. Related Party Transactions

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

	Years Ended December 31,
	2022	2021
Origination and extension fee expense (1)(2)	$2,967,291	$2,729,598
Asset management fee	6,556,492	5,134,149
Asset servicing fee	1,560,044	1,181,924
Operating expenses reimbursed to Manager	8,076,321	6,916,371
Disposition fee (3)	890,194	1,006,302
Total	$20,050,342	$16,968,344

Notes to Consolidated Financial Statements

_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the years ended December 31, 2022 and 2021 excluded $0.2 million and $0.3 million of origination fee, respectively, paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2022 and 2021, the Company has not received any breakup fees.

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

Cost Sharing and Reimbursement Agreement

The Company and Terra LLC have entered into a cost sharing and reimbursement agreement effective October 1, 2022, pursuant to which Terra LLC is responsible for its allocable share of the Company’s expenses, including fees paid by the

Notes to Consolidated Financial Statements

Company to the Manager based on relative assets under management. These fees are eliminated in consolidation and therefore have no impact on the Company’s consolidated financial statements.

Distributions Paid

For the years ended December 31, 2022 and 2021, the Company made distributions to investors totaling $16.0 million and $17.1 million, respectively, of which $6.5 million and $14.6 million were returns of capital, respectively (Note 11).

Due to Manager

    As of December 31, 2022 and 2021, approximately $3.9 million and $2.4 million was due to the Manager, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Due from Related Party

    As of December 31, 2022, there was no amount due from related party. As of December 31, 2021, amount due from a related party was $2.6 million, primarily related to the reserve funding on a loan that was held by an affiliate. The reserve funding was transferred to the Company in February 2022.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (See “Participation interests” in Note 2 and “Obligations under Participation Agreements and Secured Borrowing” in (Note 9).

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	December 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Havemeyer TSM LLC (1)(2)	23.00%	$3,282,208	$3,313,813
Mesa AZ Industrial Owner, LLC (1)(3)	38.27%	31,000,000	31,276,468
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,482,547
		$41,726,565	$42,072,828

Notes to Consolidated Financial Statements

	December 31, 2021
	Participating Interests	Principal Balance	Carrying Value

Hillsborough Owners LLC (4)	30.00%	$4,863,009	$4,866,542
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,477,190
		$12,307,366	$12,343,732
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC (“RESOF REIT”), a related-party REIT managed by the Manager.
(2)The Company acquired its interest in this investment in connection with the BDC Merger
(3)The Company acquired its interest in this investment in September 2022.
(4)The loan was held in the name of Terra BDC, a formerly affiliated fund that was advised by Terra Income Advisors, LLC, an affiliate of the Company’s sponsor and Manager. In connection with the BDC Merger, the Company contributed the loan to Terra BDC and the related obligation under participation agreement was released.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of:

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
610 Walnut Investors LLC (1)	$18,625,738	$18,738,386	67.57%	$12,584,958	$12,680,594
	$18,625,738	$18,738,386		$12,584,958	$12,680,594

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
370 Lex Part Deux, LLC (2)(3)	$60,012,639	$60,012,639	35.00%	$21,004,424	$21,004,423
RS JZ Driggs, LLC (2)(3)	15,606,409	15,754,641	50.00%	7,806,370	7,880,516
William A. Shopoff & Cindy I. Shopoff (2)(3)	25,000,000	25,206,964	52.95%	13,237,500	13,347,088
	$100,619,048	$100,974,244		$42,048,294	$42,232,027
________________
(1)Participant was a third party.
(2)Participant was Terra BDC and now Terra LLC.
(3)In connection with the BDC Merger, the obligations under participation agreements were effectively extinguished and the Company recognized a gain on extinguishment of obligations under participation agreements of $3.4 million (Note 3).

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

Notes to Consolidated Financial Statements

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
The following table summarizes the loan that was transferred to a third-party that was accounted for as secured borrowing as of:

			Transfers Treated as Secured Borrowing as of December 31, 2021
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
Windy Hill PV Five CM, LLC	$49,954,068	$50,264,568	69.11%	$34,521,104	$34,586,129
	$49,954,068	$50,264,568		$34,521,104	$34,586,129

Note 9. Debt

Unsecured Notes Payable

The 6.00% Senior Notes Due 2026

On June 10, 2021, the Company issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026 (the “initial note”), for net proceeds of $76.0 million after deducting underwriting commissions of $2.5 million, but before offering expenses payable by the Company. On June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes for net proceeds of $6.4 million (the “additional notes” and, together with the initial notes, the “6.00% Senior Notes Due 2026”), after deducting underwriting commissions of $0.2 million, but before offering expenses payable by us, which closed on June 29, 2021. Interest on the 6.00% Senior Notes Due 2026 is paid quarterly in arrears every March 30, June 30, September 30 and December 30, at a fixed rate of 6.00% per year, beginning September 30, 2021. The 6.00% Senior Notes Due 2026 mature on June 30, 2026, unless redeemed earlier by the Company, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 10, 2023.
In connection with the issuance of the 6.00% Senior Notes Due 2026, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of December 31, 2022 and 2021, the Company was in compliance with the covenants included in the Indenture.

The 7.00% Senior Notes Due 2026

As previously reported by Terra BDC, on February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes for net proceeds of $3.5 million, after deducting underwriting commissions of $0.1 million (collectively the “7.00% Senior Notes Due 2026”).

Pursuant to the Merger Agreement, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the 7.00% Senior Notes Due 2026 outstanding as of the Effective Time and the performance of every covenant of the Indenture, dated February 10, 2021 (the “TIF6 Indenture”), between Terra BDC and the Trustee, as supplemented by the First Supplemental Indenture, dated February 10, 2021, by and between Terra BDC and the Trustee (the

Notes to Consolidated Financial Statements

“First Supplemental Indenture”), to be performed or observed by Terra BDC, including, without limitation, the execution and delivery to the Trustee of a supplement to the TIF6 Indenture in form satisfactory to the Trustee.

On the Closing Date, Terra BDC, Terra LLC and the Trustee entered into a Second Supplemental Indenture pursuant to which Terra LLC assumed the payment of the 7.00% Senior Notes Due 2026 and the performance of every covenant of the TIF6 Indenture, as supplemented by the First Supplemental Indenture, to be performed or observed by Terra BDC.

The 7.00% Senior Notes Due 2026 will mature on March 31, 2026, unless earlier repurchased or redeemed. The 7.00% Senior Notes Due 2026 bear interest at a rate of 7.00% per annum, payable on March 30, June 30, September 30 and December 30 of each year. The 7.00% Senior Notes Due 2026 are Terra LLC’s direct unsecured obligations and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by Terra LLC; effectively subordinated in right of payment to any of Terra LLC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of Terra LLC’s subsidiaries and financing vehicles. Terra LLC may redeem the 7.00% Senior Notes Due 2026 in whole or in part at any time on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

The TIF6 Indenture contains certain covenants that, among other things, limit the ability of Terra LLC, subject to exceptions, to incur indebtedness in violation of the Investment Company Act of 1940, as amended, and to make distributions, incur indebtedness or repurchase shares of Terra LLC’s capital stock unless it satisfies asset coverage requirements set forth in the First Supplemental Indenture after giving effect to such transaction. The TIF6 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 7.00% Senior Notes Due 2026 to become or to be declared due and payable.

Summarized Information

The table below presents detailed information regarding the unsecured notes payable as of:

	December 31, 2022			December 31, 2021
	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
6.00% Senior Notes Due 2026 (1)	$85,125,000	$82,487,769	$68,100,000	$85,125,000	$81,856,799	$85,210,125
7.00% Senior Notes Due 2026 (2)	38,375,000	34,042,904	35,381,748	—	—	—
	$123,500,000	$116,530,673	$103,481,748	$85,125,000	$81,856,799	$85,210,125
_______________
(1)Carrying value is net of unamortized issue discount of $1.9 million and $2.4 million, and unamortized deferred financing costs of $0.7 million and $0.9 million as of December 31, 2022 and 2021, respectively.
(2)Carrying value is net of unamortized purchase discount of $4.3 million as of December 31, 2022.

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company guarantees the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company is required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of

Notes to Consolidated Financial Statements

total debt to total net worth of no more than 2.50 to 1.00. As of December 31, 2022 and 2021, the Company was in compliance with these covenants.

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

As of December 31, 2022 and 2021, borrowings under the Revolving Line of Credit were $90.1 million and $38.6 million, respectively, collateralized by $177.4 million and $60.1 million of eligible assets, respectively. For the years ended December 31, 2022 and 2021, the Company received proceeds from the Revolving Line of Credit of $130.5 million and $38.6 million, respectively, and made repayments of $79.0 million and none, respectively.

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

Notes to Consolidated Financial Statements

The following table presents detailed information with respect to each borrowing under the Term Loan as of:

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

For the years ended December 31, 2022 and 2021, the Company made repayments on borrowings under the Term Loan of $93.8 million and $16.6 million, respectively, and received proceeds from borrowings under the Term Loan of none and $2.8 million, respectively.
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

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of December 31, 2022 and 2021, the Company was in compliance with these covenants.

Notes to Consolidated Financial Statements

The following tables present detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of:

	December 31, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,857,892	$28,902,234	11/8/2021	$18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,105,928	17,105,928	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	23,100,000	23,199,620	23,203,343	5/6/2022	18,480,000	Term SOFR + 1.965%
	$68,100,000	$69,163,440	$69,211,505		$51,050,000

	December 31, 2021
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
14th & Alice Street Owner, LLC	$39,384,000	$40,089,153	$40,130,448	11/8/2021	$25,599,600	LIBOR+1.45% (LIBOR floor of 0.1%)
NB Factory TIC 1, LLC	28,000,000	28,420,056	28,851,547	11/8/2021	18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
	$67,384,000	$68,509,209	$68,981,995		$44,569,600

For the years ended December 31, 2022 and 2021, the Company borrowed $32.1 million and $44.6 million, respectively, under the UBS Master Repurchase Agreement for the financing of new investments, and made repayments of $25.6 million and $0.0 million, respectively.

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

Notes to Consolidated Financial Statements

25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement.

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. as of December 31, 2022, the Company was in compliance with these covenants.

The following table presents detailed information with respect to each borrowing under the Repurchase Agreement as of:

	December 31, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,902,215	$22,687,235	2/18/2022	$18,240,000	Term SOFR + 2.015% (0.01% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	57,184,178	57,453,482	56,844,322	2/18/2022	41,587,275	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,758,804	43,062,933	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,782	17,824,300	2/18/2022	14,400,000	Term SOFR +0.865% (1.5% floor)
University Park Berkeley, LLC	26,342,468	26,536,122	26,472,938	2/18/2022	17,504,783	Term SOFR + 1.365% (1.5% floor)
	$167,549,028	$168,692,405	$166,891,728		$119,826,606

For the year ended December 31, 2022, the Company borrowed $119.8 million under the Repurchase Agreement and did not make any repayments.

Delayed Draw Term Loan

As previously reported by Terra BDC, on April 9, 2021, Terra BDC, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan of $25.0 million and (ii) additional incremental loans in a minimum amount of $1.0 million and multiples of $0.5 million in excess thereof, which may be approved by a Lender in its sole discretion (the “Delayed Draw Tern Loan”).

The scheduled maturity date of the Delayed Draw Tern Loan was April 9, 2025. The Delayed Draw Tern Loan bears interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time Terra BDC was rated below investment grade, the interest rate would increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, Terra BDC also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. Terra BDC also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.

Terra BDC could prepay any Loan, in whole or in part, together with all accrued but unpaid interest thereon, upon at least
30 but not more than 60 days’ prior notice to the Agent. If Terra BDC elected to make such prepayments prior to October 9, 2023, Terra BDC would also be required to pay a make whole premium, being the present value at such date of (1) the principal amount being prepaid of such Loan, plus (2) all remaining required interest payments due on the principal amount being prepaid of such Loan through the maturity date (excluding accrued but unpaid interest to the date on which the make whole premium becomes owed), computed using a discount rate equal to the applicable U.S. Treasury rate (as set forth in the Credit

Notes to Consolidated Financial Statements

Agreement) plus 50 basis points, over (B) the principal amount being prepaid of such Loan; provided that the make whole premium may in no event be less than zero.

In connection with its entry into the Credit Agreement, Terra BDC also entered into a security agreement (the “Security Agreement”), by and among Terra BDC, as grantor, and Eagle Point, as administrative agent, for the benefit of the Lenders, their affiliates and Eagle Point as the secured parties thereunder. Pursuant to the Security Agreement, Terra BDC pledged substantially all of its then owned and thereafter acquired property as security for the obligations of Terra BDC under the Credit Agreement, subject to certain limitations and restrictions set forth in the Security Agreements.

On September 27, 2022, Terra BDC, Terra LLC, Eagle Point and the Lenders entered into a Consent Letter and Amendment (the “Credit Facility Amendment”) effective October 1, 2022. Pursuant to the Credit Facility Amendment (i) Eagle Point and the Lenders consented to the consummation of the BDC Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement, (ii) and the Credit Agreement was amended to, among other things, change the scheduled maturity date to July 1, 2023, and remove the make whole premium on voluntary prepayments of the loans.

The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants. As of December 31, 2022, Terra LLC was in compliance with these covenants.

Mortgage Loan Payable

    As of December 31, 2022, the Company had a $29.3 million mortgage loan payable collateralized by a multi-tenant office building that the Company acquired through foreclosure. The following table presents certain information about the mortgage loan payable as of:

			December 31, 2022			December 31, 2021
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank	LIBOR + 3.85% (LIBOR Floor of 2.23%)	May 31, 2023	$29,252,308	$29,488,326	$40,581,847	$31,962,692	$32,134,295	$46,067,129

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2022 are as follows:

Years Ending December 31,	Total
2023	$54,252,308
2024	261,012,472
2025	—
2026	123,500,000
2027	—
Thereafter	—
438,764,780
Unamortized deferred financing costs	(8,633,623)
Total	$430,131,157

     At December 31, 2022 and 2021, the unamortized deferred debt issuance costs were $8.6 million and $5.9 million, respectively.

Obligations Under Participation Agreements and Secured Borrowing

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations and loans sold. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations and loans transferred from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing,

Notes to Consolidated Financial Statements

as applicable. As of December 31, 2022 and 2021, obligations under participation agreements had a carrying value of approximately $12.7 million and $42.2 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $18.7 million and $101.0 million, respectively, (see “Participation Agreements” in Note 8). Additionally, as of December 31, 2021, secured borrowing had a carrying value of approximately $34.6 million, and the carrying value of the loan that is associated with the secured borrowing was $50.3 million. The weighted-average interest rate on the obligations under participation agreements and secured borrowing was approximately 16.4% and 10.4% as of December 31, 2022 and 2021, respectively. The secured borrowing was repaid in August 2022.

Note 10. Commitments and Contingencies

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $47.3 million and $71.8 million as of December 31, 2022 and 2021, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 5, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of December 31, 2022 and 2021, the unfunded investment commitment was $22.4 million and $15.1 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 6. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of December 31, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

See Note 8 for a discussion of the Company’s commitments to the Manager.

Notes to Consolidated Financial Statements

Note 11. Equity

Earnings Per Share

The following table presents earnings per share:

	Years Ended December 31,
	2022	2021
Net loss	$(6,951,693)	$(12,355,727)
Series A preferred stock dividend declared	(15,624)	(15,624)
Net loss allocable to common stock	$(6,967,317)	$(12,371,351)
Weighted-average shares outstanding - basic and diluted	20,709,400	19,487,460
Loss per share - basic and diluted	$(0.34)	$(0.63)

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2022 and 2021, there were no Preferred Stock issued or outstanding other than the Series A Preferred Stock (defined below).

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

    The Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, rank senior to common stock. The Company, at its option, may redeem the shares, with written notice, at a redemption price of $1,000 per share, plus any accrued unpaid distribution through the date of the redemption. The Series A Preferred Stock carries a redemption premium of $50 per share if redeemed prior to January 1, 2019. The Series A Preferred Stock generally has no voting rights. However, the Series A Preferred Stockholders’ voting is required if (i) authorization or issuance of any securities senior to the Series A Preferred Stock; (ii) an amendment to the Company’s charter that has a material adverse effect on the rights and preference of the Series A Preferred Stock; and (iii) any reclassification of the Series A Preferred Stock.

Common Stock

On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of December 31, 2022, Terra JV, LLC, former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Class B Common Stock, respectively.

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

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2022 and 2021, the Company made distributions to investors totaling $16.0 million and $17.1 million, respectively, of which $6.5 million and $14.6 million were returns of capital, respectively. Additionally, for each of the years ended December 31, 2022 and 2021, the Company made distributions to preferred stockholders of $15,624.

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2022 and 2021, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2022	2021
Ordinary income	$0.47	$0.07
Capital gain	—	0.06
Return of capital	0.31	0.75
	$0.78	$0.88

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2022

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Decrease in Net Investment (1)	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Office building in Santa Monica, CA	$29,252,308	$—	$51,308,076	$2,508,533	$—	$—	$53,816,609	$53,816,609	$7,156,383	2002-2004	July 30, 2018	40 years
Land in Conshohocken, PA	—	14,703,359	—	242,071	(14,945,430)	—	—	—	—	N/A	January 9, 2019	N/A
	$29,252,308	$14,703,359	$51,308,076	$2,750,604	$(14,945,430)	$—	$53,816,609	$53,816,609	$7,156,383
___________________________
(1)For the year ended December 31, 2019, the Company recorded an impairment charge of $1.5 million on the land in order to reduce the carrying value of the land to its estimated fair value, which was the then estimated selling price less the cost of sale. For the year ended December 31, 2021, the Company recorded another impairment charge of $3.4 million to reflect the current estimated selling price less the cost of sale. For the period from January 1, 2022 through the date the land was sold in June 2022, the Company recorded another impairment charge of $1.6 million to reflect the current estimated selling price less the cost of sale. In June 2022, the Company sold land for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million.

At December 31, 2022, the aggregate cost of real estate for federal income tax purposes was $57.6 million.

    The changes in total real estate assets and accumulated depreciation are as follows:

	Real Estate Asset		Accumulated Depreciation
	Year Ended December 31, 2022		Year Ended December 31, 2022
Balance, beginning of year	$63,816,609	Balance, beginning of year	$5,491,541
Sale of land	(8,395,011)	Depreciation for the year	1,664,842
Impairment charge	(1,604,989)	Balance, end of year	$7,156,383
Balance, end of year	$53,816,609

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2022

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
Mezzanine Loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	9/6/2027	Interest Only	$—	$7,000,000	$7,000,000
610 Walnut Investors LLC (3)(4)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	9/7/2025	Interest Only	—	18,625,738	18,738,386
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	5/6/2027	Interest Only	—	3,000,000	2,916,369
Havemeyer TSM LLC (5)	US - NY	Mixed-use	15.0%	6/1/2023	Interest Only	—	3,282,208	3,313,813
UNJ Sole Member, LLC (5)	US - CA	Mixed-use	15.0%	6/1/2027	Interest Only	—	7,444,357	7,482,547
							39,352,303	39,451,115
First Mortgages:
14th & Alice Street Owner, LLC (6)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4/15/2024	Interest Only	—	1,364,944	1,364,944
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP	US - GA	Office	LIBOR + 4.5%	8/10/2024	Interest Only	—	57,184,178	57,453,482
330 Tryon DE LLC	US - NC	Office	Term SOFR + 4.25% (0.1% Floor)	3/1/2024	Interest Only	—	22,800,000	22,902,215
AGRE DCP Palm Springs, LLC	US - CA	Hotel - full/select service	LIBOR + 5.0% (1.8% Floor)	1/1/2025	Interest Only	—	43,222,382	43,758,804
AARSHW Property LLC (7)	US - NJ	Industrial	SOFR + 7.5% (0.15% Floor)	8/17/2025	Interest Only	—	44,368,331	44,669,513
AAESUF Property LLC	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	3/1/2025	Interest Only	—	17,860,291	18,288,969
American Gilsonite Company	US - UT	Infrastructure	14.0%	8/31/2024	Interest Only	—	21,250,000	21,840,359
Dallas - Big Town Owner, LLC	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	12/27/2027	Interest Only	—	26,635,183	26,838,830
Dallas - Oakland Owner, LLC	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	12/27/2027	Interest Only	—	9,673,597	9,747,559
Dallas - US HWY 80 Owner, LLC	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	12/27/2027	Interest Only	—	11,395,169	11,482,294
Dallas - 11333 Pagemill Owner, LLC	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	12/27/2027	Interest Only	—	12,296,945	12,390,965
Dallas - 11221 Pagemill Owner, LLC	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	12/27/2027	Interest Only	—	7,624,106	7,682,398

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate (Continued)
As of December 31, 2022

Portfolio Company (1)	Collateral Location	Property Type	Interest Payment Rates	Maximum Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount
First Mortgages (Continued):
Grandview's Madison Place, LLC	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	2/10/2027	Interest Only	$—	$17,000,000	$17,105,928
Grandview's Remington Place, LLC	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	4/22/2026	Interest Only	—	23,100,000	23,199,620
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR + 8.0% (0.25%% Floor)	11/1/2024	Interest Only	—	20,720,028	21,138,947
Mesa AZ Industrial Owner, LLC	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	9/14/2024	Interest Only	—	31,000,000	31,276,468
NB Factory TIC 1, LLC	US - UT	Student housing	LIBOR +5.0% (0.25% Floor)	3/5/2024	Interest Only	—	28,000,000	28,857,892
Patrick Henry Recovery Acquisition, LLC	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	12/1/2024	Interest Only	—	18,000,000	18,041,782
The Lux Washington, LLC	US - WA	Multifamily	LIBOR +7.0% (0.75% Floor)	1/22/2026	Interest Only	—	16,571,267	16,722,091
University Park Berkeley, LLC	US - CA	Multifamily	LIBOR + 4.2% (1.5% Floor)	3/1/2025	Interest Only	—	26,342,468	26,536,122
							456,408,889	461,299,182
Preferred equity investments:
370 Lex Part Deux, LLC (8)	US - NY	Office	LIBOR +8.25% (2.44% Floor)	7/9/2022	Interest Only	—	67,586,792	67,586,792
Ann Street JV LLC	US - GA	Multifamily	14.0%	6/27/2026	Interest Only	—	15,217,540	15,648,482
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	7/31/2025	Interest Only	—	17,450,623	17,920,424
REEC Harlem Holdings Company LLC (9)	US - NY	Mixed-use	LIBOR + 12.5%	3/9/2025	Interest Only	—	15,983,234	15,983,234
RS JZ Driggs, LLC (10)	US - NY	Multifamily	12.3%	8/1/2021	Interest Only	—	4,993,245	4,993,245
							121,231,434	122,132,177
Credit facility:
William A. Shopoff & Cindy I. Shopoff (11)	US-CA	Industrial	15.0%	4/4/2023	Interest Only	—	28,802,833	29,080,183
							28,802,833	29,080,183

Allowance for loan losses							—	(25,471,890)
Total investments							$645,795,459	$626,490,767

___________________________
(1)All of the Company’s loans have a prepayment penalty provision.
(2)Maximum maturity date assumes all extension options are exercised.
(3)The Company sold a portion of its interest in this loan through a participation agreement to a third party (Note 8).
(4)The loan participations from the Company do not qualify for sale accounting under ASC 860 and therefore, the gross amount of these loans remain in Schedule IV. See “Obligations under Participation Agreement and Secured Borrowing” in Note 9 and “Transfers of Participation Interest by the Company” in Note 8 in the accompanying notes to the consolidated financial statements.
(5)The Company purchased a portion of its interest in this loan through a participation agreement. Participation interest is with RESOF REIT, a related-party real estate investment trust managed by the Manager (Note 8).
(6)This loan is classified as a TDR. The Company does not anticipate a full recovery of the remaining principal balance, as such, the loan is fully reserved.
(7)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan.
(8)This loan is currently in maturity default. For the year ended December 31, 2022, the Company suspended interest income accrual of $3.7 million on this loan, because recovery of such income was doubtful. As of December 31, 2022, the Company recorded a specific allowance for loan losses of $11.2 million on the loan as a result of a decline in the fair value of the collateral.
(9)For the year ended December 31, 2022, the Company suspended interest income accrual of $2.9 million on this loan, because recovery of such income was doubtful. As of December 31, 2022, the Company recorded a specific allowance for loan losses of $12.9 million on the loan as a result of a decline in the fair value of the collateral.
(10)This loan is in maturity default. the Company initiated a litigation to seek full repayment of the loan from the sponsor. For the year ended December 31, 2022, the Company suspended interest income accrual of $2.0 million on this loan, because recovery of such income was doubtful.
(11)Amount included $3.0 million of incremental borrowing that bears interest at an annual rate of Term SOFR plus 7.0% with a SOFR floor of 4.30%.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2022

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2022
Balance, beginning of year	$469,673,314
Additions during the period:
New mortgage loans	290,005,676
Loans acquired and contributed in the BDC Merger	74,818,438
Accrual, payment and accretion of investment-related fees and other, net	1,847,999
Deductions during the period:
Collections of principal	(197,484,239)
Provision for loan losses	(11,813,409)
Amortization of premium	(557,012)
Balance, end of year	$626,490,767

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2023

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	March 10, 2023
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	March 10, 2023
Gregory M. Pinkus	(Principal Financial and Accounting Officer)

/s/ Roger H. Beless	Director	March 10, 2023
Roger H. Beless

/s/ Michael L. Evans	Director	March 10, 2023
Michael L. Evans

/s/ Adrienne M. Everett	Director	March 10, 2023
Adrienne M. Everett

/s/ Spencer E. Goldenberg	Director	March 10, 2023
Spencer E. Goldenberg

/s/ Gaurav Misra	Director	March 10, 2023
Gaurav Misra