Form 10-Q
period 2023-03-31
Terra Property Trust, Inc.
filed 2023-05-12
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2023, the registrant had 24,335,429 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$28,869,594	$28,567,825
Restricted cash	4,611,794	4,633,204
Cash held in escrow by lender	3,571,083	3,268,563
Loans held for investment, net of allowance for credit losses of $28,504,829 and $25,471,890	571,176,710	584,417,939
Loans held for investment acquired through participation, net of allowance for credit losses of $146,748 and none	38,772,079	42,072,828
Equity investment in unconsolidated investments	53,566,840	62,498,340
Held-to-maturity debt securities	20,025,024	—
Real estate owned, net (Note 6)
Land, building and building improvements, net	94,828,089	46,660,226
Lease intangible assets, net	6,605,936	2,568,461
Operating lease right-of-use asset	27,374,554	27,378,786
Deal deposit	—	4,241,892
Interest receivable	5,227,742	4,100,501
Other assets	3,851,770	2,928,327
Total assets	$858,481,215	$813,336,892
Liabilities and Equity
Liabilities:
Term loan payable	$25,000,000	$25,000,000
Unsecured notes payable, net of debt issuance cost	116,976,542	116,530,673
Repurchase agreements payable, net of deferred financing fees	151,772,313	169,304,710
Obligations under participation agreements (Note 8 )	13,209,982	12,680,594
Mortgage loans payable, net of deferred financing fees and other	60,768,698	29,488,326
Revolving line of credit payable, net of deferred financing fees	124,741,957	89,807,448
Interest reserve and other deposits held on investments	4,611,794	4,633,204
Operating lease liability	27,374,554	27,378,786
Lease intangible liabilities, net (Note 6)	12,668,367	8,646,840
Due to Manager (Note 8)	3,871,022	3,935,997
Interest payable	1,482,773	1,058,001
Accounts payable and accrued expenses	1,854,679	1,452,236
Unearned income	378,018	378,018
Other liabilities	739,507	1,159,885
Total liabilities	545,450,206	491,454,718
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and no shares and 125 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	125,000
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, at both March 31, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,335,404 and 24,335,370 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	243,354	243,354
Additional paid-in capital	444,450,291	444,449,813
Accumulated deficit	(131,662,636)	(122,935,993)
Total equity	313,031,009	321,882,174
Total liabilities and equity	$858,481,215	$813,336,892
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Interest income	$15,615,807	$8,882,151
Real estate operating revenue	1,332,969	2,979,454
Other operating income	53,395	250,665
	17,002,171	12,112,270
Operating expenses
Operating expenses reimbursed to Manager	2,177,004	1,928,563
Asset management fee	1,997,427	1,488,095
Asset servicing fee	470,525	349,329
(Reversal of) provision for credit losses	(850,051)	50,296
Real estate operating expenses	1,209,912	1,217,963
Depreciation and amortization	681,813	1,718,372
Impairment charge	—	1,604,989
Professional fees	979,895	742,518
Directors fees	96,464	36,252
Other	215,244	83,421
	6,978,233	9,219,798
Operating income	10,023,938	2,892,472
Other income and expenses
Interest expense from obligations under participation agreements	(532,146)	(1,075,109)
Interest expense on repurchase agreements payable	(3,056,506)	(755,826)
Interest expense on mortgage loans payable	(746,128)	(518,617)
Interest expense on revolving line of credit	(1,965,534)	(524,294)
Interest expense on term loan payable	(351,563)	(164,969)
Interest expense on unsecured notes payable	(2,394,306)	(1,430,183)
Interest expense on secured borrowing	—	(552,785)
Net unrealized gains (losses) on marketable securities	6,584	(99,044)
(Loss) income from equity investment in unconsolidated investments	(436,860)	1,419,335
Realized gains on marketable securities	—	51,133
	(9,476,459)	(3,650,359)
Net income (loss)	$547,479	$(757,887)
Series A preferred stock dividend declared	$(3,907)	$(3,906)
Net income (loss) allocable to common stock	$543,572	$(761,793)

Income (loss) per share — basic and diluted	$0.02	$(0.04)

Weighted-average shares — basic and diluted	24,335,373	19,487,460

Distributions declared per common share	$0.19	$0.20

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	34	—	478	—	478
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,492)	(4,650,492)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net income	—	—	—	—	—	—	—	—	547,479	547,479
Balance at March 31, 2023	$—	—	$—	—	$—	24,335,404	$243,354	$444,450,291	$(131,662,636)	$313,031,009

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(104,575,357)	$269,188,190

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$547,479	$(757,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	681,813	1,718,516
(Reversal of) provision for credit losses	(850,051)	50,296
Impairment charge	—	1,604,989
Amortization of net purchase premiums on loans	346,780	15,348
Straight-line rent adjustments	27,813	359,056
Amortization of deferred financing costs	535,276	520,991
Amortization of discount on unsecured notes payable	402,571	113,147
Amortization of above- and below-market rent intangibles	(34,764)	(246,375)
Amortization and accretion of investment-related fees, net	(4,745)	(195,932)
Amortization of above-market rent ground lease	(32,587)	(32,588)
Realized gain on marketable securities	—	(51,133)
Unrealized losses (gains) on marketable securities	(6,584)	99,044
Distributions received in excess of equity income (equity income in excess of distributions received)	5,061,178	(1,119,913)
Changes in operating assets and liabilities:
Deal deposits	4,241,892	—
Interest receivable	(1,127,241)	(556,972)
Due from related party	(138,508)	2,605,639
Other assets	(806,166)	(705,897)
Due to Manager	—	336,805
Unearned income	—	261,193
Interest payable	424,772	(428,783)
Accounts payable and accrued expenses	402,443	317,529
Other liabilities	(1,010,363)	(797,996)
Net cash provided by operating activities	8,661,008	3,109,077
Cash flows from investing activities:
Origination and purchase of loans	(46,214,722)	(88,119,821)
Proceeds from repayments of loans	59,177,506	750,000
Purchase of real estate properties	(48,798,273)	—
Purchase of held-to-maturity debt securities	(20,025,024)	—
Return of capital on equity interests in unconsolidated investments	3,870,322	—
Purchase of equity interests in unconsolidated investments	—	(21,164,384)
Proceeds from sale of marketable securities	—	628,715
Distributions in excess equity income	—	336,000
Net cash used in investing activities	(51,990,191)	(107,569,490)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from borrowings under repurchase agreements	1,300,858	131,949,549
Proceeds from borrowings under revolving line of credit	34,864,135	26,377,654
Proceeds from mortgage loan payable	32,100,000	—
Proceeds from obligations under participation agreements	521,886	15,863,187
Repayments of borrowings under repurchase agreements	(19,230,071)	—
Distributions paid	(4,653,921)	(3,893,595)
Change in interest reserve and other deposits held on investments	(21,410)	646,956
Payment of financing costs	(844,415)	(895,247)
Redemption of Series A Preferred Stock	(125,000)	—
Repayment of borrowings under the term loan	—	(93,763,471)
Proceeds from secured borrowing	—	2,850,520
Repayment of mortgage principal	—	(204,967)
Net cash provided by financing activities	43,912,062	78,930,586
Net increase (decrease) in cash, cash equivalents and restricted cash	582,879	(25,529,827)
Cash, cash equivalents and restricted cash at beginning of period	36,469,592	51,098,647
Cash, cash equivalents and restricted cash at end of period (Note 2)	$37,052,471	$25,568,820

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$7,683,565	$4,920,363

Supplemental non-cash information:
Reinvestment of stockholder distributions	$478	$—

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

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

    The Company has elected to be taxed, and to qualify annually thereafter, as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2016. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. The Company also operates its business in a manner that permits it to maintain its exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of the Company (Note 3).

As of March 31, 2023, Terra JV, LLC (“Terra JV”), former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Company’s common stock, respectively.
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

Notes to Unaudited Consolidated Financial Statements

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

Loans Held for Investment

    The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses.

Current Expected Credit Losses Reserve

Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2023. ASC 326 mandates the use of a current expected credit loss (“CECL”) model for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under United States generally accepted accounting principles (“U.S. GAAP”). The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to the Company’s loan portfolio and the held-to-maturity debt securities which are carried at amortized cost, including future funding commitments for which the Company does not have the unconditional right to cancel. Amortized cost is defined as the principal amount outstanding, adjusted for the accretion of purchase discounts and disposition fees, and amortization of purchase premiums and origination fees, and includes accrued interest receivable related to these loans and securities. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible. The Company’s adoption of the CECL model resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficit as of January 1, 2023. Subsequent to the adoption of the CECL model, any increase or decrease to the CECL reserve is recorded in earnings on the consolidated statements of operations.

The Company utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company does not have a meaningful history of realized credit losses on its loan portfolio so it has subscribed to a third-party database service to provide the Company with industry losses for its loans. The Company utilizes a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading commercial mortgage-based security data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company provides specific loan-level inputs which include loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding

Notes to Unaudited Consolidated Financial Statements

commitments. The Company selects from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. Because the Company’s loan portfolio is comprised of a small number of loans, the Company measures the CECL reserve based on an evaluation of each loan as its own segregated asset. Based on the inputs, the loan loss model determines a loan loss rate through the generation of probability of defaults (PD) and loss given defaults (LGD) for each loan. The CECL reserve is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

The calculation of the estimate of expected credit loss considers historical experience and current conditions for each loan and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed.

Beyond the Company’s reasonable and supportable forecast period, the Company generally reverts to historical loss information, pooled by asset type and investment structure, over the remaining loan period, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. The Company may adjust historical loss information for differences in risk that may not reflect the characteristics of its current portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period. The Company generally expects to use an average historical loss for reversion, utilizing an immediate or straight-line method for the remaining life of the loans.

The Company also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as necessary. The Company’s qualitative analysis includes a review of data that may directly impact its estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, bankruptcy) which allows the Company to determine the amount of the expected loss more accurately and reasonably for these investments. The Company also evaluates the contractual life of its loans to determine if changes are needed for contractual extension options, renewals, modifications, and prepayments.

During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, the Company considers that loan non-performing. For all non-performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.

Some of the Company’s loans include commitments to fund incremental proceeds to the borrowers over the life of the loan and these unfunded commitments are also subject to the CECL model because the Company does not have an unconditional right to cancel such commitments. The CECL reserve related to unfunded commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. This CECL reserve is estimated using the same method outlined above for the Company’s outstanding loan balances, and increases or decreases in the CECL reserve relating to unfunded commitments are also recorded in earnings on the consolidated statements of operations.

    As discussed below in Recent Accounting Pronouncements, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) concurrently with the adoption of CECL on January 1, 2023, prospectively.

Equity Investment in Unconsolidated Investments

The Company accounts for its equity interests in unconsolidated investments under the equity method of accounting, i.e., at cost, increased or decreased by its share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting.

Notes to Unaudited Consolidated Financial Statements

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

Held-to-Maturity Debt Securities

The Company classifies debt securities for which it has both the positive intent and ability to hold until maturity of the security as held-to-maturity debt securities. These securities are recorded at amortized cost with changes in amortized cost recognized in earnings until realized. Held-to-maturity debt securities are subject to the CECL reserve described above.

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

Notes to Unaudited Consolidated Financial Statements

Revenue Recognition

    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Outstanding interest receivable is assessed for recoverability. The Company generally reverses the accrued and unpaid interest against interest income and no longer accrues for the interest when, in the opinion of the Manager, recovery of income and principal becomes doubtful. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$28,869,594	$9,858,153
Restricted cash	4,611,794	8,058,767
Cash held in escrow by lender	3,571,083	7,651,900
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$37,052,471	$25,568,820

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

Term Loan

    The Company previously financed certain of its senior loans through borrowings under an indenture and credit agreement. The Company accounted for the borrowings as a term loan, which was carried at the contractual amount (cost), net of unamortized deferred financing fees. On February 18, 2022, the Company refinanced the Term Loan (as defined below) with a new repurchase agreement. See “Goldman Master Purchase Agreement” in Note 9 for additional information. In connection with the BDC Merger, the Company assumed a $25.0 million term loan. The Company classified this term loan as term loan payable on the consolidated balance sheets.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of March 31, 2023, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the

Notes to Unaudited Consolidated Financial Statements

periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2019-2022 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of March 31, 2023 and common stock and preferred stock outstanding as of December 31, 2022. As a result, earnings per share, as presented, represent both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Segment Information

    The Company’s primary business is originating, acquiring and structuring real estate-related loans related to high quality commercial real estate. From time to time, the Company may acquire real estate encumbering the senior loans through foreclosure, may invest in real estate related joint ventures and may directly acquire real estate properties. The Company operates in a single segment focused on mezzanine loans, other loans and preferred equity investments, and to a lesser extent, owning and managing real estate.

Recent Accounting Pronouncements

    In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. The Company adopted this ASU and related amendments on January 1, 2023. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $4.6 million, which included reserve on future loan funding commitments. The Company recorded the cumulative effect of initially applying this guidance as an adjustment to Accumulated deficit using the modified retrospective method of adoption.

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

Notes to Unaudited Consolidated Financial Statements

as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates troubled debt restructuring guidance for organizations that adopted the amendments in ASU 2016-13 while providing for additional disclosures for loan modifications. ASU 2022-02 also amends the vintage disclosure guidance for public business entities. The Company adopted the provisions of ASU 2022-02 concurrently with the adoption of ASU 2016-03. The adoption of ASU 2022-02 did not have any material impact on the Company’s financial condition and results of operations.

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

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by the Company or any wholly owned subsidiary of the Company or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Note 4. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2023 and December 31, 2022, accrued interest receivable of $4.8 million and $4.1 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	March 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	6	24	30	8	23	31
Principal balance	$59,726,205	$573,106,467	$632,832,672	$90,990,183	$554,805,276	$645,795,459
Carrying value	$60,121,950	$549,826,839	$609,948,789	$92,274,998	$534,215,769	$626,490,767
Fair value	$59,314,040	$553,011,148	$612,325,188	$90,729,098	$532,416,656	$623,145,754
Weighted-average coupon rate	13.17%	11.78%	11.92%	13.82%	11.23%	11.59%
Weighted-average remaining term (years)	1.71	1.03	1.09	1.35	1.10	1.14
_______________
(1)These loans pay a coupon rate of LIBOR or Secured Overnight Financing Rate (“SOFR”), as applicable, plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.86%, average SOFR of 4.63% and forward-looking term rate based on SOFR (“Term SOFR”) of 4.80% as of March 31, 2023 and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of March 31, 2023 and December 31, 2022, amount included $427.3 million and $413.1 million of senior mortgages used as collateral for $277.9 million and $261.0 million of borrowings under credit facilities, respectively (Note 9).
(3)As of March 31, 2023 and December 31, 2022, twenty-two and twenty-one of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,250,052)	—	(4,250,052)
New loans made	46,214,722	—	46,214,722
Principal repayments received	(55,895,298)	(3,282,208)	(59,177,506)
Net amortization of premiums on loans	(346,780)	—	(346,780)
Accrual, payment and accretion of investment-related fees and other, net	(34,186)	(18,541)	(52,727)
Reversal of provision for credit losses	1,070,365	—	1,070,365
Balance, March 31, 2023	$571,176,710	$38,772,079	$609,948,789

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	87,538,133	581,688	88,119,821
Principal repayments received	(750,000)	—	(750,000)
Net amortization of premiums on loans	(15,348)	—	(15,348)
Accrual, payment and accretion of investment-related fees and other, net	1,029,625	11,884	1,041,509
Provision for credit losses	(50,296)	—	(50,296)
Balance, March 31, 2022	$545,081,696	$12,937,304	$558,019,000

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	March 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$473,858,731	$478,713,612	78.4%	$456,408,889	$461,299,182	73.7%
Preferred equity investments	122,131,455	122,948,116	20.2%	121,231,434	122,132,177	19.5%
Mezzanine loans	36,842,486	36,938,638	6.1%	39,352,303	39,451,115	6.3%
Credit facility	—	—	—%	28,802,833	29,080,183	4.6%
Allowance for credit losses	—	(28,651,577)	(4.7)%	—	(25,471,890)	(4.1)%
Total	$632,832,672	$609,948,789	100.0%	$645,795,459	$626,490,767	100.0%

Notes to Unaudited Consolidated Financial Statements

	March 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$162,206,536	$162,659,401	26.6%	$184,196,708	$184,722,657	29.4%
Industrial	127,399,590	128,361,229	21.0%	147,796,164	148,891,742	23.8%
Multifamily	112,973,073	113,781,434	18.7%	104,589,464	105,570,432	16.9%
Mixed-use	85,128,218	86,026,507	14.1%	64,880,450	65,838,965	10.5%
Infill land	49,652,873	50,535,097	8.3%	48,860,291	49,565,437	7.9%
Hotel - full/select service	43,222,382	43,793,356	7.2%	43,222,382	43,758,804	7.0%
Student housing	31,000,000	31,744,890	5.2%	31,000,000	31,774,261	5.1%
Infrastructure	21,250,000	21,698,452	3.6%	21,250,000	21,840,359	3.5%
Allowance for credit losses	—	(28,651,577)	(4.7)%	—	(25,471,890)	(4.1)%
Total	$632,832,672	$609,948,789	100.0%	$645,795,459	$626,490,767	100.0%

	March 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$137,890,644	$139,389,069	22.9%	$164,253,345	$165,839,561	26.5%
New York	88,108,375	88,108,375	14.4%	91,845,479	91,877,084	14.7%
Georgia	72,983,863	73,647,905	12.1%	72,401,718	73,101,964	11.7%
New Jersey	70,891,499	71,920,880	11.8%	62,228,622	62,958,482	10.0%
Texas	68,160,964	68,687,384	11.3%	67,625,000	68,142,046	10.9%
Washington	63,376,281	63,434,458	10.4%	56,671,267	57,027,639	9.1%
Utah	49,250,000	50,522,239	8.3%	49,250,000	50,698,251	8.1%
North Carolina	44,171,046	44,601,994	7.3%	43,520,028	44,041,162	7.0%
Arizona	31,000,000	31,288,062	5.1%	31,000,000	31,276,468	5.0%
Massachusetts	7,000,000	7,000,000	1.1%	7,000,000	7,000,000	1.1%
Allowance for credit losses	—	(28,651,577)	(4.7)%	—	(25,471,890)	(4.1)%
Total	$632,832,672	$609,948,789	100.0%	$645,795,459	$626,490,767	100.0%
Current Expected Credit Losses Reserve
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficits as of January 1, 2023.
The following table presents the activity in allowance for credit loss for funded loans:

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$25,471,890	$13,658,481
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	4,250,052	—
(Reversal of) provision for credit losses (1)	(1,070,365)	50,296
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$28,651,577	$13,708,777

Notes to Unaudited Consolidated Financial Statements

_______________
(1)Prior to the adoption of the CECL model on January 1, 2023, the Company recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $71.0 million and $47.3 million as of March 31, 2023 and December 31, 2022, respectively. The following table presents the activity in the liability for credit losses on unfunded commitments:

Three Months Ended March 31, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	369,671
Provision for credit losses	220,314
Liability for credit losses on unfunded commitments, end of period	$589,985
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrues for interest. For the three months ended March 31, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income were deemed collectible. As of March 31, 2023 and 2022, the Company had three and two loans that were in default, and suspended interest income accrual of $3.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, because recovery of such income was doubtful. As of March 31, 2023 and December 31, 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of March 31, 2023 and December 31, 2022, the Company had four non-performing loans with total carrying value of $89.5 million and $89.9 million, respectively. The allowance for credit losses for these non-performing loans were $25.5 million as of both March 31, 2023 and December 31, 2022.
Loan Risk Rating
The Company assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

Notes to Unaudited Consolidated Financial Statements

    The following table presents the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating as of March 31, 2023:

	March 31, 2023
Loan Risk Rating	Number of Loans		Amortized Cost	% of Total	Amortized Cost by Year Originated
					2023	2022	2021	2020	2019	Prior
1	—		$—	—%	$—	$—	$—	$—	$—	$—
2	2		25,042,414	3.9%	—	—	—	—	18,042,414	7,000,000
3	24		524,084,633	82.1%	2,218,577	250,427,639	116,762,096	27,561,203	124,194,015	2,921,103
4	—		—	—%	—	—	—	—	—	—
5	—		—	—%	—	—	—	—	—	—
Non-performing	4		89,473,319	14.0%	—	—	—	—	1,364,944	88,108,375
	30	30	638,600,366	100.0%	$2,218,577	$250,427,639	$116,762,096	$27,561,203	$143,601,373	$98,029,478
Allowance for credit losses			(28,651,577)
Total, net of allowance for credit losses			$609,948,789

The following table presents the principal balance and the amortized cost of the Company’s loans based on the loan risk rating as of December 31, 2022:

	December 31, 2022
Loan Risk Rating	Number of Loans	Principal Balance	Amortized Cost	% of Total
1	—	$—	$—	—%
2	2	25,000,000	25,041,782	3.8%
3	25	530,867,244	536,992,660	82.4%
4	—	—	—	—%
5	—	—	—	—%
Non-performing (1)	4	89,928,215	89,928,215	13.8%
	31	$645,795,459	651,962,657	100.0%
Allowance for credit losses			(25,471,890)
Total, net of allowance for credit losses			$626,490,767
_______________
(1)Because these loans have an event of default, they were removed from the pool of loans on which a general allowance was calculated and were evaluated for collectability individually. As of December 31, 2022, the specific allowance for credit losses on these loans were $25.5 million, as a result of a decline in the fair value of the respective collateral.

Troubled Debt Restructuring

As of December 31, 2022, there was one investment that qualified as troubled debt restructuring.

In December 2022, the borrower of a $40.1 million senior loan experienced financial difficulty and offered to repay the loan for $38.7 million. The remaining $1.4 million was converted to subordinated equity that accrues dividends at 8.0% and the Company is entitled to receive waterfall profit upon a sale. The Company does not anticipate a full recovery of the equity position and does not expect to receive any additional income. As a result, the remaining $1.4 million is reflected as a loan receivable and it is fully reserved for as of March 31, 2023 and December 31, 2022. The Company classified this loan modification as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$40,072,138
Post-modified recorded carrying value (1)	$1,364,944
_______________
(1) As of March 31, 2023 and December 31, 2022 the principal balance of this loan was the same as the carrying value. The Company recorded an allowance for credit losses of $1.4 million to fully reserve for the unpaid principal balance. There was no income from this investment from the date of modification on December 28, 2022 through March 31, 2023.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of March 31, 2023 and December 31, 2022, the unfunded commitment was $30.3 million and $22.4 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of March 31, 2023 and December 31, 2022, the Company owned 23.4% and 27.9% of the equity interest in RESOF, respectively. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in RESOF was $28.6 million and $36.8 million, respectively. For the three months ended March 31, 2023, the Company recorded equity income from RESOF of $0.3 million, and received distributions from RESOF of $3.8 million. For the three months ended March 31, 2022, the Company recorded equity income from RESOF of $1.3 million and received no distributions from RESOF.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	As of
	March 31, 2023	December 31, 2022
Investments at fair value (cost of $164,364,984 and $176,035,290, respectively)	$166,309,340	$178,283,703
Other assets	36,931,099	23,918,841
Total assets	203,240,439	202,202,544
Revolving line of credit, net of financing costs	27,607,079	14,795,985
Obligations under participation agreement (proceeds of $38,444,357 and $41,726,565, respectively)	38,753,105	41,962,861
Other liabilities	19,189,912	17,120,804
Total liabilities	85,550,096	73,879,650
Partners’ capital	$117,690,343	$128,322,894

	Three Months Ended March 31,
	2023	2022
Total investment income	$8,111,779	$4,844,664
Total expenses	3,166,795	1,293,316
Net investment income	4,944,984	3,551,348
Unrealized (depreciation) appreciation on investments	(595,911)	69,051
Net increase in partners’ capital resulting from operations	$4,349,073	$3,620,399

Equity Investment in Joint Ventures

As of March 31, 2023 and December 31, 2022, the Company beneficially owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million.

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

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		March 31, 2023		December 31, 2022
Entity	Co-owner (1)	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC (1)	Affiliate/Third party	27.2%	$6,885,336	27.2%	$7,271,603
LEL NW 49th JV LLC (1)	Affiliate/Third party	27.2%	1,607,801	27.2%	1,521,556
TCG Corinthian FL Portfolio JV LLV (1)(2)	Affiliate/Third Party	30.6%	6,370,863	30.6%	6,896,816
SF-Dallas Industrial, LLC (3)	N/A	N/A	10,065,935	N/A	10,013,691
			$24,929,935		$25,703,666
_______________

Notes to Unaudited Consolidated Financial Statements

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

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of
	March 31, 2023	December 31, 2022
Net investments in real estate	$192,052,300	$192,616,298
Other assets	10,956,841	12,817,388
Total assets	203,009,141	205,433,686
Mortgage loan payable	147,924,249	147,740,645
Other liabilities	3,221,660	3,104,624
Total liabilities	151,145,909	150,845,269
Members’ capital	$51,863,232	$54,588,417

	Three Months Ended March 31,
	2023	2022
Revenues	$3,924,579	$2,450,438
Operating expenses	(2,143,267)	(816,681)
Depreciation and amortization expense	(1,965,037)	(690,831)
Interest expense	(2,559,954)	(1,085,561)
Unrealized (losses) gains	(826,501)	235,511
Net (loss) income	$(3,570,180)	$92,876

For the three months ended March 31, 2023, the Company recorded net equity loss from the joint ventures and the mezzanine loan of $0.7 million, and received distributions from the joint ventures of $0.3 million. For the three months ended March 31, 2022, the Company recorded equity income from the joint ventures of $0.1 million and received distributions from the joint venture of $0.3. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Note 6. Real Estate Owned, Net

Real Estate Activities

2023 — In March 2023, the Company purchased three industrial properties located in Texas for total costs of $48.8 million, including capitalized transaction costs. This acquisition was deemed to be real estate asset acquisition, and therefore transaction costs were capitalized to the cost basis of the assets.

The following table presents an allocation of the total capitalized costs:

Total Capitalized Costs
Land	$9,327,855
Buildings and Improvements	39,248,352
Intangible asset and liability:
In-please lease (weighted-average expected life of 2.63 years)	4,315,333
Below-market rent (weighted-average expected life of 2.69 years)	(4,093,267)
$48,798,273

Notes to Unaudited Consolidated Financial Statements

2022 — In June 2022, the Company sold the 4.9 acres of land it owned in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million excluding impairment charges of $1.6 million and $3.4 million recognized in March 2022 and December 2021, respectively.

Real Estate Owned, Net

    Real estate owned is comprised of three single-tenant industrial buildings located in Texas and a multi-tenant office building located in California, with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	March 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$9,327,855	$—	$9,327,855	$—	$—	$—
Building and building improvements	90,974,321	(6,034,760)	84,939,561	51,725,969	(5,711,468)	46,014,501
Tenant improvements	1,854,640	(1,293,967)	560,673	1,854,640	(1,224,648)	629,992
Furniture and fixtures	236,000	(236,000)	—	236,000	(220,267)	15,733
Total real estate	102,392,816	(7,564,727)	94,828,089	53,816,609	(7,156,383)	46,660,226
Lease intangible assets:
In-place lease	19,297,871	(12,766,548)	6,531,323	14,982,538	(12,493,079)	2,489,459
Above-market rent	156,542	(81,929)	74,613	156,542	(77,540)	79,002
Total intangible assets	19,454,413	(12,848,477)	6,605,936	15,139,080	(12,570,619)	2,568,461
Lease intangible liabilities:
Below-market rent	(6,848,189)	2,467,800	(4,380,389)	(2,754,922)	2,428,647	(326,275)
Above-market ground lease	(8,896,270)	608,292	(8,287,978)	(8,896,270)	575,705	(8,320,565)
Total intangible liabilities	(15,744,459)	3,076,092	(12,668,367)	(11,651,192)	3,004,352	(8,646,840)
Total real estate	$106,102,770	$(17,337,112)	$88,765,658	$57,304,497	$(16,722,650)	$40,581,847

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Real estate operating revenues:
Lease revenue	$1,085,459	$1,754,561
Other operating income	247,510	1,224,893
Total	$1,332,969	$2,979,454
Real estate operating expenses:
Utilities	$36,414	$45,334
Real estate taxes	354,680	346,432
Repairs and maintenances	207,365	157,416
Management fees	39,418	67,868
Lease expense, including amortization of above-market ground lease	487,163	487,163
Other operating expenses	84,872	113,750
Total	$1,209,912	$1,217,963

Notes to Unaudited Consolidated Financial Statements

Leases

    As of March 31, 2023, the Company owned three industrial buildings that were leased to three tenants and a multi-tenant office building also leased to three tenants. As of December 31, 2022, the Company owned a multi-tenant office building that was leased to three tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 63.6 years as of March 31, 2023, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at March 31, 2023 are as follows:

Years Ending December 31,	Total
2023 (April 1 through December 31)	$4,265,856
2024	5,845,112
2025	1,810,128
2026	1,443,553
2027	848,014
Thereafter	1,815,497
Total	$16,028,160

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at March 31, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2023 (April 1 through December 31)	$(1,403,903)	$2,220,354	$(97,761)	$718,690
2024	(1,884,920)	3,044,369	(130,348)	1,029,101
2025	(646,536)	737,423	(130,348)	(39,461)
2026	(272,505)	378,019	(130,348)	(24,834)
2027	(97,912)	151,158	(130,348)	(77,102)
Thereafter	—	—	(7,668,825)	(7,668,825)
Total	$(4,305,776)	$6,531,323	$(8,287,978)	$(6,062,431)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Notes to Unaudited Consolidated Financial Statements

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows as of:

	March 31, 2023	December 31, 2022
Operating lease
Operating lease right-of-use asset	$27,374,554	$27,378,786
Operating lease liability	$27,374,554	$27,378,786

Weighted average remaining lease term — operating lease (years)	63.6	63.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$519,750	$519,750

Supplemental non-cash information related to the ground lease was as follows:

	Three Months Ended March 31,
	2023	2022
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$519,750	$519,750

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$519,750	$519,750

    Maturities of operating lease liability as of December 31, 2022 was as follows:

Years Ending December 31,	Operating Lease
2023 (April 1 through December 31)	$1,559,250
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	132,103,125
Less: Imputed interest	(104,728,571)
Total	$27,374,554

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

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2023 and December 31, 2022, the Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, held-to-maturity debt securities, obligations under participation agreements, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

    From time to time, the Company may invest in short-term debt and equity securities which are classified as available-for-sale securities, which are presented at fair value and included in Other assets in the consolidated balance sheet. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until the securities are realized.

As discussed in Note 9, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 6). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap meets all the criteria of a derivative under ASC 815, but it does not met the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap is reported in income.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	March 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$154,544	$—	$—	$154,544
Derivatives:
Interest rate cap	—	—	258,500	258,500
Total	$154,544	$—	$258,500	$413,044

Notes to Unaudited Consolidated Financial Statements

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$147,960	$—	$—	$147,960
Total	$147,960	$—	$—	$147,960

The following table presents the activities of the marketable securities and derivatives:

	Three Months Ended March 31,
	2023		2022
	Marketable Securities	Derivatives	Marketable Securities
Beginning balance	$147,960	$—	$1,310,000
Purchases	—	258,500	—
Proceeds from sale	—	—	(628,715)
Unsettled sale	—	—	(123,223)
Reclassification of net realized gains on marketable securities into earnings	—	—	51,133
Unrealized (losses) gains on marketable securities	6,584	—	(99,044)
Ending balance	$154,544	$258,500	$510,151

Financial Instruments Not Carried at Fair Value

In the first quarter of 2023, the Company purchased $20.0 million of corporate bonds with a coupon rate of 6.125% that mature on May 15, 2023. The Company classified these bonds as held-to-maturity debt securities, as it has the intent and ability to hold these securities until maturity.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2023			December 31, 2022
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$594,388,315	$599,828,287	$573,572,071	$604,068,894	$609,889,829	$581,182,892
Loans held for investment acquired through participation	3	38,444,357	38,772,079	38,753,117	41,726,565	42,072,828	41,962,862
Allowance for loan losses		—	(28,651,577)	—	—	(25,471,890)	—
Total loans		$632,832,672	$609,948,789	$612,325,188	$645,795,459	$626,490,767	$623,145,754
Other investment:
Held-to-maturity debt securities	1	$20,000,000	$20,025,024	$19,800,000	$—	$—	$—
Liabilities:
Term loan payable	3	$25,000,000	$25,000,000	$25,000,000	$25,000,000	$25,000,000	$25,000,000
Unsecured notes payable	1	123,500,000	116,976,542	107,970,447	123,500,000	116,530,673	103,481,748
Repurchase agreement payable	3	152,947,394	151,772,313	152,947,394	170,876,606	169,304,710	170,876,606
Obligations under participation agreements	3	13,106,844	13,209,982	13,209,983	12,584,958	12,680,594	12,680,595
Mortgage loan payable	3	61,352,308	60,768,698	61,606,608	29,252,308	29,488,326	29,394,870
Revolving line of credit payable	3	125,000,000	124,741,957	125,000,000	90,135,865	89,807,448	90,135,865
Total liabilities		$500,906,546	$492,469,492	$485,734,432	$451,349,737	$442,811,751	$431,569,684

Notes to Unaudited Consolidated Financial Statements

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2023 and December 31, 2022 due to their short-term nature.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities, held-to-maturity debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

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

The Manager designates a valuation committee to oversee the entire valuation process of the Company’s Level 3 loans. The valuation committee is comprised of members of the Manager’s senior management, deal and portfolio management teams, who meet on a quarterly basis, or more frequently as needed, to review the Company investments being valued as well as the inputs used in the proprietary valuation model. Valuations determined by the valuation committee are supported by pertinent data and, in addition to a proprietary valuation model, are based on market data, industry accepted third-party valuation models and discount rates or other methods the valuation committee deems to be appropriate. Because there is no readily available market for these investments, the fair values of these investments are approved in good faith by the Company’s board of directors (which is made up exclusively of independent directors).

    The fair values of the Company’s mortgage loan payable, secured borrowing, term loan payable and revolving line of credit are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2023	Primary Valuation Technique	Unobservable Inputs	March 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$573,572,071	Discounted cash flow	Discount rate	9.00%	16.80%	11.29%
Loans held for investment acquired through participation, net	38,753,117	Discounted cash flow	Discount rate	15.30%	17.50%	17.08%
Total Level 3 Assets	$612,325,188
Liabilities:
Repurchase agreement payable	$152,947,394	Discounted cash flow	Discount rate	5.56%	7.27%	6.67%
Obligations under participation agreements	13,209,983	Discounted cash flow	Discount rate	16.80%	16.80%	16.80%
Mortgage loan payable	61,606,608	Discounted cash flow	Discount rate	8.30%	8.65%	8.47%
Term loan payable	25,000,000	Discounted cash flow	Discount rate	5.63%	5.63%	5.63%
Revolving line of credit	125,000,000	Discounted cash flow	Discount rate	8.15%	8.15%	8.15%
Total Level 3 Liabilities	$377,763,985

Notes to Unaudited Consolidated Financial Statements

	Fair Value at December 31, 2022	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$581,182,892	Discounted cash flow	Discount rate	8.71%	19.36%	11.46%
Loans held for investment acquired through participation, net	41,962,862	Discounted cash flow	Discount rate	15.25%	17.06%	16.67%
Total Level 3 Assets	$623,145,754
Liabilities:
Repurchase agreement payable	$170,876,606	Discounted cash flow	Discount rate	5.22%	6.17%	6.82%
Obligations under participation agreements	12,680,595	Discounted cash flow	Discount rate	16.36%	16.36%	16.36%
Mortgage loan payable	29,394,870	Discounted cash flow	Discount rate	8.24%	8.24%	8.24%
Term loan payable	25,000,000	Discounted cash flow	Discount rate	5.63%	5.63%	5.63%
Revolving line of credit	90,135,865	Discounted cash flow	Discount rate	7.64%	7.64%	7.64%
Total Level 3 Liabilities	$328,087,936

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

	Three Months Ended March 31,
	2023	2022
Origination and extension fee expense (1)(2)	$471,448	$686,365
Asset management fee	1,997,427	1,488,095
Asset servicing fee	470,525	349,329
Operating expenses reimbursed to Manager	2,177,004	1,928,563
Disposition fee (3)	290,813	—
Total	$5,407,217	$4,452,352
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the three industrial buildings in 2023. Amount for the three months ended March 31, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Notes to Unaudited Consolidated Financial Statements

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2023 and December 31, 2022, the Company has not received any breakup fees.

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

Distributions Paid

For the three months ended March 31, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.9 million, respectively, of which $4.2 million and $2.9 million were returns of capital, respectively (Note 11).

Due to Manager

    As of both March 31, 2023 and December 31, 2022, approximately $3.9 million was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	March 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,288,062
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,484,017
		$38,444,357	$38,772,079

	December 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Havemeyer TSM LLC (1)(2)	23.00%	$3,282,208	$3,313,813
Mesa AZ Industrial Owner, LLC (1)	38.27%	31,000,000	31,276,468
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,482,547
		$41,726,565	$42,072,828
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)This loan was repaid in February 2023.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of:

			Transfers Treated as Obligations Under Participation Agreements as of March 31, 2023
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
610 Walnut Investors LLC (1)	$19,398,129	$19,533,518	67.57%	$13,106,844	$13,209,982
	$19,398,129	$19,533,518		$13,106,844	$13,209,982

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
610 Walnut Investors LLC (1)	$18,625,738	$18,738,386	67.57%	$12,584,958	$12,680,594
	$18,625,738	$18,738,386		$12,584,958	$12,680,594
________________
(1)Participant was a third party.

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
In connection with the issuance of the 6.00% Senior Notes Due 2026, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs,

Notes to Unaudited Consolidated Financial Statements

would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the covenants included in the Indenture.

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

The TIF6 Indenture contains certain covenants that, among other things, limit the ability of Terra LLC, subject to exceptions, to incur indebtedness in violation of the 1940 Act, and to make distributions, incur indebtedness or repurchase shares of Terra LLC’s capital stock unless it satisfies asset coverage requirements set forth in the First Supplemental Indenture after giving effect to such transaction. The TIF6 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 7.00% Senior Notes Due 2026 to become or to be declared due and payable.

Summarized Information

The table below presents detailed information regarding the unsecured notes payable as of:

	March 31, 2023			December 31, 2022
	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
6.00% Senior Notes Due 2026 (1)	$85,125,000	$82,653,051	$71,130,447	$85,125,000	$82,487,769	$68,100,000
7.00% Senior Notes Due 2026 (2)	38,375,000	34,323,491	36,840,000	38,375,000	34,042,904	35,381,748
	$123,500,000	$116,976,542	$107,970,447	$123,500,000	$116,530,673	$103,481,748
_______________
(1)Carrying value is net of unamortized issue discount of $1.8 million and $1.9 million, and unamortized deferred financing costs of $0.6 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Carrying value is net of unamortized purchase discount of $4.1 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively.

Notes to Unaudited Consolidated Financial Statements

Revolving Line of Credit

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Prior to March 31, 2023 borrowings under the Revolving Line of Credit bore interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0%. In connection with the transition of LIBOR, on March 31, 2023, the Revolving Line of Credit was amended and the interest rate was changed to Term SOFR + 3.35% with a combined floor of 6.0%. The Revolving Line of Credit was scheduled to mature on March 12, 2023. On January 4, 2022, the Company amended the Revolving Line of Credit to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. On August 3, 2022, the Company further amended the Revolving Line of Credit to increase the borrowing sub-limit in New York City and to allow for loans acquired through participation agreements as eligible assets.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company guarantees the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company is required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

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

As of March 31, 2023 and December 31, 2022, borrowings under the Revolving Line of Credit were $125.0 million and $90.1 million, respectively, collateralized by $217.9 million and $177.4 million of eligible assets, respectively. For the three months ended March 31, 2023 and 2022, the Company received proceeds from the Revolving Line of Credit of $34.9 million and $26.4 million, respectively, and did not make any repayments.

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

Notes to Unaudited Consolidated Financial Statements

The UBS Master Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in the credit of the underlying assets purchased under the UBS Master Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

The following tables present detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of:

	March 31, 2023
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,823,787	$28,908,756	11/8/2021	$18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,107,426	17,130,108	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	23,100,000	23,201,857	23,205,196	5/6/2022	18,480,000	Term SOFR + 1.965%
	$68,100,000	$69,133,070	$69,244,060		$51,050,000

	December 31, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,857,892	$28,902,234	11/8/2021	$18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,105,928	17,105,928	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	23,100,000	23,199,620	23,203,343	5/6/2022	18,480,000	Term SOFR + 1.965%
	$68,100,000	$69,163,440	$69,211,505		$51,050,000

For the three months ended March 31, 2023, the Company did not borrow or make any repayments under the UBS Master Repurchase Agreement. For the three months ended March 31, 2022, the Company borrowed $13.6 million and did not make any repayments under the UBS Master Repurchase Agreement.

Goldman Master Repurchase Agreement

The Company entered into a credit agreement with Goldman Sachs Banks to provide for a term loan of up to $103.0 million. On February 18, 2022, Terra Mortgage Capital I, LLC (the “GS Seller”), a special-purpose indirect wholly-owned subsidiary of the Company, entered into an Uncommitted Master Repurchase and Securities Contract Agreement (the “Repurchase Agreement”) with Goldman Sachs Bank USA ( the “GS Buyer”). The Repurchase Agreement provides for advances of up to $200.0 million in the aggregate, which the Company expects to use to finance the originations of certain

Notes to Unaudited Consolidated Financial Statements

secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans. The Repurchase Agreement replaced the term loan, at which time all mortgage assets under the term loan were assigned as purchased assets under the Repurchase Agreement.

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

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

The following tables present detailed information with respect to each borrowing under the Repurchase Agreement as of:

	March 31, 2023
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,903,981	$22,743,319	2/18/2022	$16,514,712	Term SOFR + 2.015% (0.01% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	57,221,615	57,496,677	57,133,997	2/18/2022	42,888,134	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,793,356	43,265,735	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,042,414	17,873,381	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
	$141,243,997	$142,236,428	$141,016,432		$101,897,394

Notes to Unaudited Consolidated Financial Statements

	December 31, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,902,215	$22,687,235	2/18/2022	$18,240,000	Term SOFR + 2.015% (0.01% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	57,184,178	57,453,482	56,844,322	2/18/2022	41,587,275	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,758,804	43,062,933	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,782	17,824,300	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
University Park Berkeley, LLC	26,342,468	26,536,122	26,472,938	2/18/2022	17,504,783	Term SOFR + 1.365% ( 1.50% floor)
	$167,549,028	$168,692,405	$166,891,728		$119,826,606

For the three months ended March 31, 2023 and 2022 the Company borrowed $1.3 million and $118.3 million, respectively, under the Repurchase Agreement and made repayments of $19.2 million and zero, respectively.

Term Loan

As previously reported by Terra BDC, on April 9, 2021, Terra BDC, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan of $25.0 million and (ii) additional incremental loans in a minimum amount of $1.0 million and multiples of $0.5 million in excess thereof, which may be approved by a Lender in its sole discretion (the “Term Loan”).

The scheduled maturity date of the Term Loan was April 9, 2025. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time Terra BDC was rated below investment grade, the interest rate would increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, Terra BDC also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. Terra BDC also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.

Terra BDC could prepay any loan, in whole or in part, together with all accrued but unpaid interest thereon, upon at least
30 but not more than 60 days’ prior notice to the Agent. If Terra BDC elected to make such prepayments prior to October 9, 2023, Terra BDC would also be required to pay a make whole premium, being the present value at such date of (1) the principal amount being prepaid of such loan, plus (2) all remaining required interest payments due on the principal amount being prepaid of such loan through the maturity date (excluding accrued but unpaid interest to the date on which the make whole premium becomes owed), computed using a discount rate equal to the applicable U.S. Treasury rate (as set forth in the Credit Agreement) plus 50 basis points, over (B) the principal amount being prepaid of such loan; provided that the make whole premium may in no event be less than zero.

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

Notes to Unaudited Consolidated Financial Statements

The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants. As of March 31, 2023 and December 31, 2022 , Terra LLC was in compliance with these covenants.

Mortgage Loans Payable

In connection with the acquisition of real estate properties described in Note 6, the Company entered into a loan agreement with a lender to provide financing of up to $37.0 million for the acquisition. As of March 31, 2023, $32.1 million has been funded. This mortgage loan bears interest at an annual rate of Term SOFR plus 3.5% with a Term SOFR floor of 3.75% and matures on April 9, 2027.
The following table presents certain information about mortgage loans payable as of:

			March 31, 2023			December 31, 2022
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank (1)	Term SOFR + 3.85% (Term SOFR Floor of 2.23%)	May 31, 2023	$29,252,308	$29,506,608	$39,967,385	$29,252,308	$29,488,326	$40,581,847
TPG RE Finance 24, LTD (2)	Term SOFR +3.5% (Term SOFR Floor of 3.75%	April 9, 2027	32,100,000	31,262,090	48,798,273	—	—	—
			$61,352,308	$60,768,698	$88,765,658	$29,252,308	$29,488,326	$40,581,847
___________________
(1) This loan is collateralized by a multi-tenant office building that the Company acquired through foreclosure.
(2) This loan is collateralized by three industrial buildings that the Company acquired in March 2023.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2023 are as follows:

Years Ending December 31,	Total
2023 (April 1 through December 31)	$54,252,308
2024	277,947,395
2025	—
2026	123,500,000
2027	32,100,000
Thereafter	—
487,799,703
Unamortized deferred financing costs	(8,540,193)
Total	$479,259,510

     At March 31, 2023 and December 31, 2022, the unamortized deferred debt issuance costs were $8.5 million and $8.6 million, respectively.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of March 31, 2023 and December 31, 2022, obligations under participation agreements had a carrying value of approximately $13.2 million and $12.7 million, respectively,

Notes to Unaudited Consolidated Financial Statements

and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $19.5 million and $18.7 million, respectively, (see “Participation Agreements” in Note 8). The weighted-average interest rate on the obligations under participation agreements was approximately 16.8% and 16.4% as of March 31, 2023 and December 31, 2022, respectively.

Note 10. Commitments and Contingencies

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $71.0 million and $47.3 million as of March 31, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 5, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of March 31, 2023 and December 31, 2022, the unfunded investment commitment was $30.3 million and $22.4 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 6. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of March 31, 2023 and December 31, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

See Note 8 for a discussion of the Company’s commitments to the Manager.

Notes to Unaudited Consolidated Financial Statements

Note 11. Equity

Earnings Per Share

The following table presents earnings per share:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$547,479	$(757,887)
Series A preferred stock dividend declared	(3,907)	(3,906)
Net income (loss) allocable to common stock	$543,572	$(761,793)
Weighted-average shares outstanding - basic and diluted	24,335,373	19,487,460
Income (loss) per share - basic and diluted	$0.02	$(0.04)

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2023, there were no Preferred Stock issued or outstanding. As of December 31, 2022 there were 125 shares of Series A Preferred Stock (as defined below) issued and outstanding.

Series A Preferred Stock

    On November 30, 2016, the Board classified and designated 125 shares of Preferred Stock as a separate class of Preferred Stock to be known as the 12.5% Series A Redeemable Cumulative Preferred Stock, $1,000 liquidation value per share (“Series A Preferred Stock”). In December 2016, the Company sold 125 shares of the Series A Preferred Stock for $125,000. The Series A Preferred Stock paid dividends at an annual rate of 12.5% of the liquidation preference. These dividends were cumulative and payable semi-annually in arrears on June 30 and December 31 of each year.

    The Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, ranked senior to common stock. The Company, at its option, may redeem the shares, with written notice, at a redemption price of $1,000 per share, plus any accrued unpaid distribution through the date of the redemption. The Series A Preferred Stock carried a redemption premium of $50 per share if redeemed prior to January 1, 2019. The Series A Preferred Stock generally had no voting rights. However, the Series A Preferred Stockholders’ voting was required if (i) authorization or issuance of any securities senior to the Series A Preferred Stock; (ii) an amendment to the Company’s charter that has a material adverse effect on the rights and preference of the Series A Preferred Stock; and (iii) any reclassification of the Series A Preferred Stock.

In March 2023, the Series A Preferred Stock was fully redeemed at par for a total of $125,000 plus accrued dividends.

Common Stock

On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of March 31, 2023, Terra JV, LLC, former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Class B Common Stock, respectively.

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of the Company’s common stock, except as set forth below with respect to conversion.

Notes to Unaudited Consolidated Financial Statements

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

For the three months ended March 31, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.9 million, respectively, of which $4.2 million and $2.9 million were returns of capital, respectively. Additionally, for the three months ended March 31, 2023 and 2022, the Company made distributions to preferred stockholders of $3,907 and $3,906, respectively.

Dividend Reinvestment Plan

On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the three months ended March 31, 2023, the Company issued 34 shares of Class B Common Stock for a total of 478 pursuant the Plan.

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

•actions and initiatives of the U.S. federal, state and local government and changes to the U.S., federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exemption exclusion or from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and in “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

Overview

    We are a real estate credit focused company that originates, structures, funds and manages commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. From time to time, we may acquire real estate encumbering the senior loans through foreclosure, may invest in real estate related joint ventures and may directly acquire real estate properties. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans in this size range are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily through regular distributions. There can be no assurances that we will be successful in meeting our investment objective.

    As of March 31, 2023, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 30 loans in 10 states with an aggregate net principal balance of $619.7 million, a weighted average coupon rate of 11.8% and a weighted average remaining term to maturity of 1.1 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of March 31, 2023, our portfolio included underlying properties located in 30 markets, across 10 states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of March 31, 2023, former Terra BDC stockholders owned approximately 19.9% of our common equity, Terra JV held 70.0% of the issued and outstanding shares of our common stock with the remainder of 10.1% held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
BDC Merger

On October 1, 2022 (the “Closing Date”), pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the "Merger Agreement"), Terra BDC merged with and into Terra LLC, our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the "BDC Merger") and as our wholly owned subsidiary. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of Terra BDC Common Stock held by us or any of our wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of our newly designated Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

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

Portfolio Summary

The following tables provide a summary of our net loan portfolio as of:

	March 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	6	24	30	1	30
Principal balance	$59,726,205	$573,106,467	$632,832,672	$13,106,844	$619,725,828
Carrying value	60,121,950	549,826,839	609,948,789	13,209,982	596,738,807
Fair value	59,314,040	553,011,148	612,325,188	13,209,983	599,115,205
Weighted average coupon rate	13.17%	11.78%	11.92%	16.80%	11.81%
Weighted-average remaining term (years)	1.71	1.03	1.09	1.44	1.09

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Carrying value	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.86%, average SOFR of 4.63% and forward-looking term rate based on SOFR (“Term SOFR”) of 4.80% as of March 31, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of March 31, 2023 and December 31, 2022, amount included $427.3 million and $413.1 million of senior mortgages used as collateral for $277.9 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of March 31, 2023 and December 31, 2022, 22 and 21 of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to our net loan portfolio, as of March 31, 2023, we owned three industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had a net carrying value of $88.8 million and $40.6 million as of March 31, 2023 and December 31, 2022, respectively. In connection with the acquisition of the industrial buildings in 2023, we obtained mortgage financing of $32.1 million for the acquisition. As of March 31, 2023, the mortgage loans payable encumbering the industrial buildings and the multi-tenant office building had an outstanding principal amount of $61.4 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Additionally, as of March 31, 2023 and December 31, 2022, we owned 23.4% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. As of March 31, 2023 and December 31, 2022, these equity investments had total carrying value of $53.6 million and $62.5 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of March 31, 2023 and December 31, 2022 was $12.86 and $13.23, respectively.

Portfolio Investment Activity

For the three months ended March 31, 2023 and 2022, we invested $25.7 million and $26.0 million in new and add-on investments and had $39.9 million and $1.4 million of repayments, resulting in net repayments of $14.2 million and net investments of $24.6 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	March 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$473,858,731	$478,713,612	80.2%	$456,408,889	$461,299,182	75.1%
Preferred equity investments	122,131,455	122,948,116	20.6%	121,231,434	122,132,177	19.9%
Mezzanine loans	23,735,642	23,728,656	4.0%	26,767,345	26,770,521	4.4%
Credit facility	—	—	—%	28,802,833	29,080,183	4.7%
Allowance for loan losses	—	(28,651,577)	(4.8)%	—	(25,471,890)	(4.1)%
Total	$619,725,828	$596,738,807	100.0%	$633,210,501	$613,810,173	100.0%

	March 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$149,099,692	$149,449,419	25.1%	$171,611,750	$172,042,063	27.9%
Industrial	127,399,590	128,361,229	21.5%	147,796,164	148,891,742	24.3%
Multifamily	112,973,073	113,781,434	19.1%	104,589,464	105,570,432	17.2%
Mixed-use	85,128,218	86,026,507	14.4%	64,880,450	65,838,965	10.7%
Infill land	49,652,873	50,535,097	8.5%	48,860,291	49,565,437	8.1%
Hotel - full/select service	43,222,382	43,793,356	7.3%	43,222,382	43,758,804	7.1%
Student housing	31,000,000	31,744,890	5.3%	31,000,000	31,774,261	5.2%
Infrastructure	21,250,000	21,698,452	3.6%	21,250,000	21,840,359	3.6%
Allowance for loan losses	—	(28,651,577)	(4.8)%	—	(25,471,890)	(4.1)%
Total	$619,725,828	$596,738,807	100.0%	$633,210,501	$613,810,173	100.0%

	March 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$124,783,800	$126,179,087	21.1%	$151,668,387	$153,158,967	24.9%
New York	88,108,375	88,108,375	14.8%	91,845,479	91,877,084	14.9%
Georgia	72,983,863	73,647,905	12.3%	72,401,718	73,101,964	11.9%
New Jersey	70,891,499	71,920,880	12.1%	62,228,622	62,958,482	10.3%
Texas	68,160,964	68,687,384	11.5%	67,625,000	68,142,046	11.1%
Washington	63,376,281	63,434,458	10.6%	56,671,267	57,027,639	9.3%
Utah	49,250,000	50,522,239	8.5%	49,250,000	50,698,251	8.3%
North Carolina	44,171,046	44,601,994	7.5%	43,520,028	44,041,162	7.2%
Arizona	31,000,000	31,288,062	5.2%	31,000,000	31,276,468	5.1%
Massachusetts	7,000,000	7,000,000	1.2%	7,000,000	7,000,000	1.1%
Allowance for loan losses	—	(28,651,577)	(4.8)%	—	(25,471,890)	(4.1)%
Total	$619,725,828	$596,738,807	100.0%	$633,210,501	$613,810,173	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Interest income	$15,615,807	$8,882,151	$6,733,656
Real estate operating revenue	1,332,969	2,979,454	(1,646,485)
Other operating income	53,395	250,665	(197,270)
	17,002,171	12,112,270	4,889,901
Operating expenses
Operating expenses reimbursed to Manager	2,177,004	1,928,563	248,441
Asset management fee	1,997,427	1,488,095	509,332
Asset servicing fee	470,525	349,329	121,196
(Reversal of) provision for credit losses	(850,051)	50,296	(900,347)
Real estate operating expenses	1,209,912	1,217,963	(8,051)
Depreciation and amortization	681,813	1,718,372	(1,036,559)
Impairment charge	—	1,604,989	(1,604,989)
Professional fees	979,895	742,518	237,377
Directors fees	96,464	36,252	60,212
Other	215,244	83,421	131,823
	6,978,233	9,219,798	(2,241,565)
Operating income	10,023,938	2,892,472	7,131,466
Other income and expenses
Interest expense from obligations under participation agreements	(532,146)	(1,075,109)	542,963
Interest expense on repurchase agreements payable	(3,056,506)	(755,826)	(2,300,680)
Interest expense on mortgage loans payable	(746,128)	(518,617)	(227,511)
Interest expense on revolving line of credit	(1,965,534)	(524,294)	(1,441,240)
Interest expense on term loan payable	(351,563)	(164,969)	(186,594)
Interest expense on unsecured notes payable	(2,394,306)	(1,430,183)	(964,123)
Interest expense on secured borrowing	—	(552,785)	552,785
Net unrealized gains (losses) on marketable securities	6,584	(99,044)	105,628
(Loss) income from equity investment in unconsolidated investments	(436,860)	1,419,335	(1,856,195)
Realized gains on marketable securities	—	51,133	(51,133)
	(9,476,459)	(3,650,359)	(5,826,100)
Net income (loss)	$547,479	$(757,887)	$1,305,366

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$634,362,529	11.9%	$506,206,479	7.7%
Obligations under participation agreements and secured borrowing	(12,900,803)	16.8%	(79,023,662)	10.4%
Repurchase agreement payable	(166,262,832)	6.7%	(102,225,409)	2.5%
Term loan payable	—	—%	(42,140,886)	5.3%
Revolving line of credit	(97,062,727)	8.1%	(44,891,269)	4.0%
Net loans (3)	$358,136,167	15.2%	$237,925,253	10.2%
Senior loans
Gross loans	498,798,978	11.3%	304,278,978	6.2%
Obligations under participation agreements and secured borrowing	—	—%	(49,397,683)	9.9%
Repurchase agreement payable	(166,262,832)	6.7%	(102,225,409)	2.5%
Term loan payable	—	—%	(42,140,886)	5.3%
Revolving line of credit	(97,062,727)	8.1%	(44,891,269)	4.0%
Net loans (3)	$235,473,419	15.9%	$65,623,731	11.3%
Subordinated loans (4)
Gross loans	135,563,551	14.0%	201,927,501	9.6%
Obligations under participation agreements	(12,900,803)	16.8%	(29,625,979)	11.2%
Net loans (3)	$122,662,748	13.7%	$172,301,522	9.3%
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

Interest Income

    For the three months ended March 31, 2023 as compared to the same period in 2022, interest income increased by $6.7 million, primarily due to an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans due to new loans we originated in 2022 and loans we acquired in connection with the BDC Merger, as well as an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three months ended March 31, 2023 as compared to the same period in 2022, real estate operating revenue decreased by $1.6 million, as a result of lease termination income recognized in the first quarter of 2022 in connection with a termination notice received in November 2021.

Other Operating Income

For the three months ended March 31, 2023 as compared to the same period in 2022, other operating income decreased by $0.2 million, primarily as a result of a decrease in application fees income on deals under application.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three months ended March 31, 2023 as compared to the same period in 2022, operating expenses reimbursed to our Manager increased by $0.2 million, as a result of an increase in the allocation ratio resulting from an increase in total assets under management primarily due to loans acquired in connection with the BDC Merger.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three months ended March 31, 2023 as compared to the same period in 2022, asset management fees increased by $0.5 million, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For each of the three months ended March 31, 2023 as compared to the same period in 2022, asset servicing fees increased by $0.1 million, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

(Reversal of) Provision for Credit Losses

    On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments
— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Prior to the adoption of ASU 2016-13, we recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) past due loan reserves, if any.

    For the three months ended March 31, 2023, we reversed $0.9 million of provision for credit losses due to an improvement in macroeconomic forecasts during the period, partially offset by incremental credit losses incurred on newly originated loans. For the three months ended March 31, 2022, we recorded provision for credit losses of $0.1 million.

Depreciation and Amortization

For the three months ended March 31, 2023 as compared to the same period in 2022, depreciation and amortization decreased by $1.0 million, primarily due to a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles through November 2022, with no corresponding accelerated amortization recognized in the first quarter of 2023.

Impairment Charge

For the three months ended March 31, 2023, we did not record any impairment charges. For the three months ended March 31, 2022, we recognized an impairment charge of $1.6 million, on 4.9 acres of the development land located in Pennsylvania in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022.

Professional Fees

    For the three months ended March 31, 2023 as compared to the same period in 2022, professional fees increased by $0.2 million, primarily due to higher costs of compliance as a result of the BDC Merger.

Directors Fees

For the three months ended March 31, 2023 as compared to the same period in 2022, directors fees increased by $0.1 million, as a result of an increase in the size of our Board due to the BDC Merger.

Other

For the three months ended March 31, 2023 as compared to the same period in 2022, other expense increased by $0.1 million, as a result of an increase in filing fees and dead deal costs.

Interest Expense from Obligations under Participation Agreements

    For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense from obligations under participation agreements decreased by $0.5 million, as a result of a decrease in the weighted average principal amount outstanding on obligations under participation agreements, primarily due to the release of obligations under participation agreements with Terra BDC in connection with the BDC Merger.

Interest Expense on Repurchase Agreements Payable

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

    For the three months ended March 31, 2023, interest expense on repurchase agreement payable increased by $2.3 million, as a result of an increase in the weighted average principal amount outstanding on repurchase agreements payable as well as an increase in the weighted average coupon rate.

Interest Expense on Mortgage Loans Payable

For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense on mortgage loan payable increased by $0.2 million, as a result of an increase in the weighted average principal amount outstanding on mortgage loan payable, primarily due to financing obtained in connection with an acquisition of real estate in March 2023, as well as in increase in the index rate on the existing mortgage loan payable.

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

    For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense on revolving line of credit increased by $1.4 million, due to an increase in weighted average principal amount outstanding on the revolving line of credit as well as an increase in the index rate on the revolving line of credit

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provided for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%. On February 18,

2022, we refinanced this loan with a new repurchase agreement. Additionally, in connection with the BDC Merger, we assumed a term loan of $25.0 million. The term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023.

For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense on term loan payable increased by $0.2 million, as a result of interest expense recognized on the term loan that we acquired in connection with the BDC Merger on October 1, 2022, partially offset by the reversal of the previously accrued step-up interest of $0.4 million during the first quarter of 2022 in connection with the termination of the old term loan.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three months ended March 31, 2023 as compared to the same periods in 2022, interest expense on unsecured notes payable increased by $1.0 million, as a result of an increase in the weighted average principal amount outstanding due to the assumption of unsecured notes payable in connection with the BDC Merger.

Interest Expense on Secured Borrowing

In March 2020, we entered into a financing transaction where a third-party purchased an A-note position. However, the sale of the A-note position did not qualify for sale accounting treatment and therefore, the gross amount of the loan remained in the consolidated balance sheets. The portion that was sold was reflected as secured borrowing in the consolidated balance sheets, and the associated interest was reflected as interest expense on secured borrowing in the consolidated statements of operations. The secured borrowing was repaid in August 2022.

For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense on secured borrowing decreased by $0.6 million as a result of a decrease in the weighted average principal amount outstanding due to repayment in August 2022.

Net Unrealized Gains (Losses) on Marketable Securities

For the three months ended March 31, 2023 we recognized net unrealized gains on marketable securities of $0.01 million, as result of an increase in the price of the marketable securities. For the three months ended March 31, 2022, we recognized net unrealized losses of $0.1 million, as result of an increase in the price of the marketable securities.

(Loss) Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of March 31, 2023 and 2022, we owned 23.4% and 27.9% of the equity interest in RESOF, respectively.

We also owned beneficial equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment.

For the three months ended March 31, 2023, we recognized a loss from equity investment in unconsolidated investments of $0.4 million, which primarily consisted of net equity loss from the joint ventures and the mezzanine loan of $0.7 million, partially offset by equity income from RESOF of $0.3 million . For the three months ended March 31, 2022, we recognized income from equity investment in unconsolidated investments of $1.4 million, which consisted of equity income from RESOF of $1.3 million and equity income from the joint ventures of $0.1 million.

Net Income (Loss)

    For the three months ended March 31, 2023, net income was $0.5 million, compared to net loss of $0.8 million for the same period in 2022.

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

    We expect to fund approximately $51.3 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on May 31, 2023. We expect to exercise the extension option to extend the mortgage loan payable for another six months then sell the underlying collateral and repay the mortgage loan payable. In connection with the BDC Merger, we assumed a $25.0 million term loan. This term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. We expect to either maintain sufficient liquidity to repay the facility or refinance the facility.

Summary of Financing

The table below summarizes our debt financing as of March 31, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Term loan	N/A	25,000,000	N/A	5.625%	7/1/2023
		$148,500,000
Variable Rate:
Mortgage loan payable	N/A	$29,252,308	N/A	Term SOFR plus 3.85% with a Term SOFR floor of 2.23%	5/31/2023
Mortgage loan payable	N/A	32,100,000	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%	4/9/2027
Line of credit	$125,000,000	125,000,000	$—	Term SOFR plus 3.35% with a combined floor of 6.00%	3/12/2024
UBS repurchase agreement	195,000,000	51,050,000	143,950,000	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	101,897,394	98,102,606	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$339,299,702	$242,052,606

Cash Flows Provided by Operating Activities

    For the three months ended March 31, 2023 as compared to the same period in 2022, cash flows provided by operating activities increased by $5.6 million, primarily due to an increase in net contractual interest income.

Cash Flows Used in Investing Activities

    For the three months ended March 31, 2023, cash flows used in investing activities were $52.0 million, primarily related to purchase of real estate properties of $48.8 million, origination and purchase of loans of $46.2 million and purchase of held-to-maturity debt securities of $20.0 million, partially offset by proceeds from repayments of loans of $59.2 million and return of capital on unconsolidated investments of $3.9 million.

    For the three months ended March 31, 2022, cash flows used in investing activities were $107.6 million, primarily related to origination and purchase of loans of $88.1 million and purchase of equity interests in unconsolidated investments of $21.2 million.

Cash Flows Provided by Financing Activities

    For the three months ended March 31, 2023, cash flows provided by financing activities were $43.9 million, primarily due to proceeds from borrowings under the revolving line of credit of $34.9 million, and proceeds from mortgage loan payable of $32.1 million, partially offset by repayments of borrowings under repurchase agreements of $19.2 million and distributions paid of $4.7 million.

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

Current Expected Credit Losses Reserve

On January 1, 2023, we adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology.

We utilize information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. We utilize a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading commercial mortgage-based security data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We provide specific loan-level inputs which include loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. We select from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. Based on the inputs, the loan loss model determines a loan loss rate through the generation of probability of defaults (PD) and loss given defaults (LGD) for each loan. The CECL reserve is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2023	2022
Origination and extension fee expense (1)(2)	$471,448	$686,365
Asset management fee	1,997,427	1,488,095
Asset servicing fee	470,525	349,329
Operating expenses reimbursed to Manager	2,177,004	1,928,563
Disposition fee (3)	290,813	—
Total	$5,407,217	$4,452,352
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the three industrial buildings in 2023. Amount for the three months ended March 31, 2022 excluded $0.2 million of origination fees paid to our Manager in connection with our equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

    As of March 31, 2023, the principal balance of our participation obligation was $13.1 million, which was a participation obligation to a third party.

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

    For the three months ended March 31, 2023, the weighted average outstanding principal balance on obligations under participation agreements was approximately $12.9 million, and the weighted average interest rate was approximately 16.8%, compared to weighted average outstanding principal balance of approximately $79.0 million, and weighted average interest rate of approximately 10.4% for the three months ended March 31, 2022.

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

    As of March 31, 2023, we had eight investments with an aggregate principal balance of $244.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, six of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $2.4 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $2.4 million. Additionally, we had 16 investments with an aggregate principal balance of $316.5 million that provide for interest income at an annual rate of SOFR or Term SOFR, plus a spread, all of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease our annual interest income by $3.2 million, and an increase of 100 basis points in SOFR or Term SOFR would increase our annual interest income by $3.2 million.

    Additionally, as of March 31, 2023, we had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building; $32.1 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings, a revolving line of credit with an outstanding balance of $125.0 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $217.9 million of first mortgages; a repurchase agreement with an outstanding balance of $51.1 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $68.1 million of first mortgages; and another repurchase agreement with an outstanding balance of $101.9 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $141.2 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease our annual interest expense by approximately $3.4 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $3.4 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2023 and 2022, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of March 31, 2023, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None

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

2.4
Agreement and Plan of Merger, dated as of May 2, 2022, by and among Terra Property Trust, Inc., Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Terra Income Advisors, LLC and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2022).

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
4.4
Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Terra Income Fund 6, Inc.'s Current Report on Form 8-K filed with the SEC on February 10, 2021).

4.5
First Supplemental Indenture, dated February 10, 2021, by and between Terra Income Fund 6, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Terra Income Fund 6, Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2021).

4.6
Second Supplemental Indenture, dated October 1, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.4 of Terra Income Fund 6, LLC’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

4.7
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2023).

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)