Form 10-Q
period 2023-06-30
Terra Property Trust, Inc.
filed 2023-08-11
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2023, the registrant had 24,335,575 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$51,808,573	$28,567,825
Restricted cash	3,201,935	4,633,204
Cash held in escrow by lender	3,086,398	3,268,563
Loans held for investment, net of allowance for credit losses of $32,992,709 and $25,471,890	475,173,171	584,417,939
Loans held for investment acquired through participation, net of allowance for credit losses of $136,087 and none	38,645,336	42,072,828
Equity investment in unconsolidated investments	32,608,994	62,498,340
Real estate owned, net (Note 6)
Land, building and building improvements, net	162,063,697	46,660,226
Lease intangible assets, net	14,069,928	2,568,461
Operating lease right-of-use asset	27,370,242	27,378,786
Deal deposit	—	4,241,892
Interest receivable	3,889,641	4,100,501
Other assets	7,784,490	2,928,327
Total assets	$819,702,405	$813,336,892
Liabilities and Equity
Liabilities:
Term loan payable	$14,850,000	$25,000,000
Unsecured notes payable, net of debt issuance cost	117,433,372	116,530,673
Repurchase agreements payable, net of deferred financing fees	122,070,840	169,304,710
Obligations under participation agreements (Note 8 )	13,789,070	12,680,594
Mortgage loans payable, net of deferred financing fees and other	98,687,185	29,488,326
Revolving line of credit payable, net of deferred financing fees	105,260,351	89,807,448
Interest reserve and other deposits held on investments	3,201,935	4,633,204
Operating lease liability	27,370,242	27,378,786
Lease intangible liabilities, net (Note 6)	16,827,043	8,646,840
Due to Manager (Note 8)	3,431,790	3,935,997
Interest payable	1,746,183	1,058,001
Accounts payable and accrued expenses	3,816,487	1,452,236
Unearned income	757,580	378,018
Other liabilities	1,315,374	1,159,885
Total liabilities	530,557,452	491,454,718
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and no shares and 125 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	125,000
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, at both June 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,335,513 and 24,335,370 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	243,354	243,354
Additional paid-in capital	444,451,801	444,449,813
Accumulated deficit	(155,550,202)	(122,935,993)
Total equity	289,144,953	321,882,174
Total liabilities and equity	$819,702,405	$813,336,892
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Interest income	$15,878,453	$10,274,051	$31,494,260	$19,156,202
Real estate operating revenue	2,803,934	2,991,321	4,136,903	5,970,775
Prepayment fee income	—	1,174,760	—	1,174,760
Other operating income	100,068	247,981	153,463	498,646
	18,782,455	14,688,113	35,784,626	26,800,383
Operating expenses
Operating expenses reimbursed to Manager	2,120,029	2,140,635	4,297,033	4,069,198
Asset management fee	2,105,049	1,640,628	4,102,476	3,128,723
Asset servicing fee	496,374	395,718	966,899	745,047
Provision for credit losses	4,652,644	25,633	3,802,593	75,929
Real estate operating expenses	1,864,212	1,247,328	3,074,124	2,465,291
Depreciation and amortization	1,756,664	1,718,373	2,438,477	3,436,745
Impairment charge	11,765,540	—	11,765,540	1,604,989
Professional fees	787,427	1,011,354	1,767,322	1,753,872
Directors’ fees	83,750	36,247	180,214	72,499
Other	188,631	374,203	403,875	457,624
	25,820,320	8,590,119	32,798,553	17,809,917
Operating (loss) income	(7,037,865)	6,097,994	2,986,073	8,990,466
Other income and expenses
Interest expense from obligations under participation agreements	(576,915)	(1,238,655)	(1,109,061)	(2,313,764)
Interest expense on repurchase agreements payable	(2,946,797)	(1,665,283)	(6,003,303)	(2,421,109)
Interest expense on mortgage loans payable	(1,640,972)	(520,829)	(2,387,100)	(1,039,446)
Interest expense on revolving line of credit	(2,540,047)	(700,737)	(4,505,581)	(1,225,031)
Interest expense on term loan payable	(355,468)	—	(707,031)	(164,969)
Interest expense on unsecured notes payable	(2,405,267)	(1,432,877)	(4,799,573)	(2,863,060)
Interest expense on secured borrowing	—	(556,855)	—	(1,109,640)
Unrealized gains (losses) on investments, net	51,224	(34,950)	57,808	(133,994)
Loss on sale of real estate	—	(51,984)	—	(51,984)
(Loss) income from equity investment in unconsolidated investments	(1,759,934)	1,364,332	(2,196,794)	2,783,667
Realized (losses) gains on investments, net	(25,024)	32,278	(25,024)	83,411
	(12,199,200)	(4,805,560)	(21,675,659)	(8,455,919)
Net (loss) income	$(19,237,065)	$1,292,434	$(18,689,586)	$534,547
Series A preferred stock dividend declared	—	$(3,906)	$(3,907)	$(7,812)
Net (loss) income allocable to common stock	$(19,237,065)	$1,288,528	$(18,693,493)	$526,735

(Loss) income per share — basic and diluted	$(0.79)	$0.07	$(0.77)	$0.03

Weighted-average shares — basic and diluted	24,335,430	19,487,460	24,335,402	19,487,460

Distributions declared per common share	$0.19	$0.19	$0.38	$0.39
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	34	—	478	—	478
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,492)	(4,650,492)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net income	—	—	—	—	—	—	—	—	547,479	547,479
Balance at March 31, 2023	—	—	—	—	—	24,335,404	243,354	444,450,291	(131,662,636)	313,031,009
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	109	—	1,510	—	1,510
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,501)	(4,650,501)
Net loss	—	—	—	—	—	—	—	—	(19,237,065)	(19,237,065)
Balance at June 30, 2023	$—	—	$—	—	$—	24,335,513	$243,354	$444,451,801	$(155,550,202)	$289,144,953

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	—	125	125,000	19,487,460	194,875	373,443,672	(104,575,357)	269,188,190
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,780,568)	(3,780,568)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,292,434	1,292,434
Balance at June 30, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(107,067,397)	$266,696,150

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(18,689,586)	$534,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,438,477	3,436,745
Provision for credit losses	3,802,593	75,929
Impairment charge	11,765,540	1,604,989
Amortization of net purchase premiums on loans	823,785	122,783
Straight-line rent adjustments	22,197	719,036
Amortization of deferred financing costs	1,143,668	1,135,225
Amortization of discount on unsecured notes payable	815,300	228,281
Amortization of above- and below-market rent intangibles	(609,983)	(492,749)
Amortization and accretion of investment-related fees, net	(475,043)	(467,910)
Amortization of above-market rent ground lease	(65,174)	(65,175)
Realized loss (gain) on investments, net	25,024	(83,411)
Unrealized (gains) losses on investments, net	(57,808)	133,994
Loss on sale of real estate	—	51,984
Distributions received from equity investment in unconsolidated investments	5,087,025	225,280
Loss (income) from equity investment in unconsolidated investments	4,001,731	(1,991,014)
Changes in operating assets and liabilities:
Deal deposits	4,241,892	—
Interest receivable	(245,790)	(710,459)
Due from related party	(255,142)	2,605,639
Other assets	(3,232,943)	(1,383,519)
Due to Manager	(439,232)	281,058
Unearned income	379,562	160,042
Interest payable	688,182	(509,427)
Accounts payable and accrued expenses	1,451,483	(16,274)
Other liabilities	(609,921)	(2,223,662)
Net cash provided by operating activities	12,005,837	3,371,932
Cash flows from investing activities:
Origination and purchase of loans	(63,775,372)	(120,420,961)
Proceeds from repayments of loans	98,977,506	56,610,198
Purchase of real estate properties	(52,313,739)	—
Purchase of held-for-maturity securities	(20,025,024)	—
Proceeds from redemption of held-for-maturity securities	20,000,000	—
Purchase of marketable securities	(1,051,754)	—
Proceeds from sale of marketable securities	—	1,259,417
Return of capital on equity interests in unconsolidated investments	10,650,947	—
Cash acquired in purchase of real estate	712,608	—
Purchase of equity interests in unconsolidated investments	—	(20,915,067)
Proceeds from sale of real estate	—	8,585,500
Distributions in excess equity income	—	497,920
Net cash used in investing activities	(6,824,828)	(74,382,993)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from borrowings under repurchase agreements	1,300,858	148,089,549
Proceeds from borrowings under revolving line of credit	57,032,155	41,169,295
Proceeds from mortgage loan payable	72,618,367	—
Proceeds from obligations under participation agreements	1,093,862	16,522,472
Repayments of borrowings under repurchase agreements	(49,344,783)	—
Repayments of obligations under participation agreements	—	(15,000,000)
Repayments of borrowings under revolving line of credit	(41,720,000)	(30,920,124)
Distributions paid	(9,302,911)	(7,681,975)
Repayment of borrowings under the term loan	(10,000,000)	(93,763,471)
Proceeds from secured borrowing	—	3,629,034
Repayment of mortgage principal	(1,649,191)	(413,065)
Change in interest reserve and other deposits held on investments	(1,431,269)	10,041
Payment of financing costs	(2,025,783)	(975,947)
Redemption of Series A Preferred Stock	(125,000)	—
Net cash provided by financing activities	16,446,305	60,665,809
Net increase (decrease) in cash, cash equivalents and restricted cash	21,627,314	(10,345,252)
Cash, cash equivalents and restricted cash at beginning of period	36,469,592	51,098,647
Cash, cash equivalents and restricted cash at end of period (Note 2)	$58,096,906	$40,753,395

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$16,864,499	$10,482,040

Supplemental non-cash information:
Reinvestment of stockholder distributions	$1,988	$—

Supplemental non-cash investing information:
In May 2023, the Company acquired five industrial buildings for a $3.5 million cash payment and the settlement of a mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment. The following table presents a summary of the total capitalized costs and the values of the net assets acquired:

Total Capitalized Costs:
Cash and cash equivalents	$3,515,466
Loans held for investment	68,737,877
Equity investment in unconsolidated investment	10,149,642
Interest receivable	456,650
Other assets	429,326
$83,288,961
Net Assets Acquired
Cash and cash equivalents	$712,608
Other assets	33,802
Land	14,457,149
Buildings and Improvements	65,365,376
Intangible asset and liability:
In-please lease	8,403,667
Below-market rent	(4,770,870)
Accounts payable and accrued expenses	(912,771)
$83,288,961

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

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

As of June 30, 2023, Terra JV, LLC (“Terra JV”), former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Company’s common stock, respectively.
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

    Cash held in escrow by lender represents amounts funded to an escrow account for debt services and tenant improvements. Cash held in escrow is restricted and is not available for general corporate purposes.

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	June 30,
	2023	2022
Cash and cash equivalents	$51,808,573	$28,978,788
Restricted cash	3,201,935	7,421,852
Cash held in escrow by lender	3,086,398	4,352,755
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$58,096,906	$40,753,395

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

Term Loan

    The Company previously financed certain of its senior loans through borrowings under an indenture and credit agreement. The Company accounted for the borrowings as a term loan, which was carried at the contractual amount (cost), net of unamortized deferred financing fees. On February 18, 2022, the Company refinanced the Term Loan (as defined below) with a new repurchase agreement. See “Goldman Master Purchase Agreement” in Note 9 for additional information. In connection with the BDC Merger, the Company assumed a $25.0 million term loan. In June 2023, the Company made a repayment of $10.0 million on the Term Loan. The Company classified this Term Loan as term loan payable on the consolidated balance sheets.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of June 30, 2023, the Company has satisfied all the requirements for a REIT.

Notes to Unaudited Consolidated Financial Statements

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2019-2022 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of June 30, 2023 and common stock and preferred stock outstanding as of December 31, 2022. As a result, earnings per share, as presented, represent both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Recent Accounting Pronouncements

    In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. In April 2019, the FASB issued additional amendments to clarify the scope of ASU 2016-13 and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 — Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In October 2019, the FASB decided that for smaller reporting companies, ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of a smaller reporting company under the regulation of the Securities and Exchange Commission. The Company adopted this ASU and related amendments on January 1, 2023. The adoption of ASU 2016-13 resulted in an incremental reserve of approximately $4.6 million, which included a reserve on future loan funding commitments. The Company recorded the cumulative effect of initially applying this guidance as an adjustment to Accumulated deficit using the modified retrospective method of adoption.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Note 4. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2023 and December 31, 2022, accrued interest receivable of $3.9 million and $4.1 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	June 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	5	18	23	8	23	31
Principal balance	$52,940,319	$488,915,124	$541,855,443	$90,990,183	$554,805,276	$645,795,459
Carrying value	$53,069,799	$460,748,708	$513,818,507	$92,274,998	$534,215,769	$626,490,767
Fair value	$52,504,064	$464,990,667	$517,494,731	$90,729,098	$532,416,656	$623,145,754
Weighted-average coupon rate	13.22%	12.77%	12.82%	13.82%	11.23%	11.59%
Weighted-average remaining term (years)	1.47	0.59	0.69	1.35	1.10	1.14
_______________
(1)These loans pay a coupon rate of LIBOR, Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.22%, average SOFR of 5.07% and Term SOFR of 5.14% as of June 30, 2023 and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of June 30, 2023 and December 31, 2022, amount included $336.8 million and $413.1 million of senior mortgages used as collateral for $228.3 million and $261.0 million of borrowings under credit facilities, respectively (Note 9).
(3)As of June 30, 2023 and December 31, 2022, sixteen and twenty-one loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
New loans made	63,775,372	—	63,775,372
Principal repayments received	(95,695,298)	(3,282,208)	(98,977,506)
Net amortization of premiums on loans	(823,785)	—	(823,785)
Settlement of loans in exchange for real estate properties (Note 6)	(68,737,877)	—	(68,737,877)
Accrual, payment and accretion of investment-related fees and other, net	(242,361)	(9,197)	(251,558)
Provision for credit losses	(3,397,676)	(9,178)	(3,406,854)
Balance, June 30, 2023	$475,173,171	$38,645,336	$513,818,507

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	119,461,668	959,293	120,420,961
Principal repayments received	(56,610,198)	—	(56,610,198)
Net amortization of premiums on loans	(122,783)	—	(122,783)
Accrual, payment and accretion of investment-related fees and other, net	537,682	19,355	557,037
Provision for credit losses	(75,929)	—	(75,929)
Balance, June 30, 2022	$520,520,022	$13,322,380	$533,842,402

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	June 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$380,923,792	$385,177,670	75.0%	$456,408,889	$461,299,182	73.7%
Preferred equity investments	123,242,640	123,957,220	24.1%	121,231,434	122,132,177	19.5%
Mezzanine loans	37,689,011	37,812,413	7.3%	39,352,303	39,451,115	6.3%
Credit facility	—	—	—%	28,802,833	29,080,183	4.6%
Allowance for credit losses	—	(33,128,796)	(6.4)%	—	(25,471,890)	(4.1)%
Total	$541,855,443	$513,818,507	100.0%	$645,795,459	$626,490,767	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$164,837,437	$165,327,122	32.2%	$184,196,708	$184,722,657	29.4%
Multifamily	103,427,397	104,222,850	20.3%	104,589,464	105,570,432	16.9%
Industrial	64,340,667	64,865,942	12.6%	147,796,164	148,891,742	23.8%
Mixed-use	62,746,351	63,257,099	12.3%	64,880,450	65,838,965	10.5%
Infill land	51,031,209	52,122,303	10.1%	48,860,291	49,565,437	7.9%
Hotel - full/select service	43,222,382	43,826,614	8.5%	43,222,382	43,758,804	7.0%
Student housing	31,000,000	31,768,579	6.2%	31,000,000	31,774,261	5.1%
Infrastructure	21,250,000	21,556,794	4.2%	21,250,000	21,840,359	3.5%
Allowance for credit losses	—	(33,128,796)	(6.4)%	—	(25,471,890)	(4.1)%
Total	$541,855,443	$513,818,507	100.0%	$645,795,459	$626,490,767	100.0%

	June 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$139,246,557	$140,733,468	27.3%	$164,253,345	$165,839,561	26.5%
New York	88,336,078	88,336,079	17.2%	91,845,479	91,877,084	14.7%
New Jersey	77,371,876	78,691,851	15.3%	62,228,622	62,958,482	10.0%
Georgia	75,205,257	75,840,968	14.8%	72,401,718	73,101,964	11.7%
Washington	52,969,210	53,070,927	10.3%	56,671,267	57,027,639	9.1%
Utah	49,250,000	50,399,536	9.8%	49,250,000	50,698,251	8.1%
Arizona	31,000,000	31,296,394	6.1%	31,000,000	31,276,468	5.0%
North Carolina	21,476,465	21,578,080	4.2%	43,520,028	44,041,162	7.0%
Massachusetts	7,000,000	7,000,000	1.4%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	10.9%
Allowance for credit losses	—	(33,128,796)	(6.4)%	—	(25,471,890)	(4.1)%
Total	$541,855,443	$513,818,507	100.0%	$645,795,459	$626,490,767	100.0%
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
The following table presents the activity in allowance for credit loss for funded loans:

	Six Months Ended June 30,
	2023	2022
Allowance for credit losses, beginning of period	$25,471,890	$13,658,481
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	4,250,052	—
Provision for credit losses (1)	3,406,854	75,929
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$33,128,796	$13,734,410

Notes to Unaudited Consolidated Financial Statements

_______________
(1)Prior to the adoption of the CECL model on January 1, 2023, the Company recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $53.2 million and $47.3 million as of June 30, 2023 and December 31, 2022, respectively. The following table presents the activity in the liability for credit losses on unfunded commitments:

Six Months Ended June 30, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	369,671
Provision for credit losses	395,739
Liability for credit losses on unfunded commitments, end of period	$765,410
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrues for interest. For the three and six months ended June 30, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income were deemed collectible. As of June 30, 2023 and 2022, the Company had three and two loans that were in default, and suspended interest income accrual of $3.7 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, because recovery of such income was doubtful. For the six months ended June 30, 2023 and 2022, the Company suspended interest income accrual of $7.2 million and $2.3 million on three and two loans, respectively, because recovery of such income was doubtful. As of June 30, 2023 and December 31, 2022, there was no outstanding interest receivable on these loans.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of June 30, 2023 and December 31, 2022, the Company had four non-performing loans with total carrying value of $89.7 million and $89.9 million, respectively. The allowance for credit losses for these non-performing loans were $25.5 million as of both June 30, 2023 and December 31, 2022.
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

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

Notes to Unaudited Consolidated Financial Statements

    The following table presents the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating as of June 30, 2023:

	June 30, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	25,043,198	4.6%	—	—	—	—	18,043,198	7,000,000
3	15	392,865,778	71.8%	6,120,513	133,191,835	119,894,853	27,750,542	102,982,198	2,925,837
4	2	39,337,304	7.2%	—	39,337,304	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	4	89,701,023	16.4%	—	—	—	—	1,364,944	88,336,079
	23	546,947,303	100.0%	$6,120,513	$172,529,139	$119,894,853	$27,750,542	$122,390,340	$98,261,916
Allowance for credit losses		(33,128,796)
Total, net of allowance for credit losses		$513,818,507

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

In December 2022, the borrower of a $40.1 million senior loan experienced financial difficulty and offered to repay the loan for $38.7 million. The remaining $1.4 million was converted to subordinated equity that accrues dividends at 8.0% and the Company is entitled to receive waterfall profit upon a sale. The Company does not anticipate a full recovery of the equity position and does not expect to receive any additional income. As a result, the remaining $1.4 million is reflected as a loan receivable and it is fully reserved for as of June 30, 2023 and December 31, 2022. The Company classified this loan modification as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$40,072,138
Post-modified recorded carrying value (1)	$1,364,944
_______________
(1) As of June 30, 2023 and December 31, 2022, the principal balance of this loan was the same as the carrying value. The Company recorded an allowance for credit losses of $1.4 million to fully reserve for the unpaid principal balance. There was no income from this investment from the date of modification on December 28, 2022 through June 30, 2023.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of June 30, 2023 and December 31, 2022, the unfunded commitment was $37.4 million and $22.4 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of June 30, 2023 and December 31, 2022, the Company owned 14.9% and 27.9% of the equity interest in RESOF, respectively. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in RESOF was $18.1 million and $36.8 million, respectively. For the three and six months ended June 30, 2023, the Company recorded equity loss from RESOF of $1.2 million and $0.9 million, respectively, as a result of adjustments made to equity income due to the dilution in the Company’s ownership interest in RESOF as new investors were admitted in 2022 and 2023. For the three and six months ended June 30, 2023, the Company received distributions from RESOF of $0.9 million and $4.7 million, respectively. For the three and six months ended June 30, 2022, the Company recorded equity income from RESOF of $1.6 million and $2.9 million, respectively, and received no distributions from RESOF.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	As of
	June 30, 2023	December 31, 2022
Investments at fair value (cost of $166,181,966 and $176,035,290, respectively)	$167,673,063	$178,283,703
Other assets	33,566,430	23,918,841
Total assets	201,239,493	202,202,544
Revolving line of credit, net of financing costs	27,648,565	14,795,985
Obligations under participation agreement (proceeds of $38,444,357 and $41,726,565, respectively)	38,764,750	41,962,861
Other liabilities	16,193,681	17,120,804
Total liabilities	82,606,996	73,879,650
Partners’ capital	$118,632,497	$128,322,894

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$8,264,132	$5,891,371	$16,375,911	$10,736,035
Total expenses	3,827,584	1,761,814	6,994,379	3,055,130
Net investment income	4,436,548	4,129,557	9,381,532	7,680,905
Unrealized (depreciation) appreciation on investments	(288,031)	1,493,140	(883,942)	1,562,191
Provision for income tax	(138,944)	—	(138,944)	—
Net increase in partners’ capital resulting from operations	$4,009,573	$5,622,697	$8,358,646	$9,243,096

Equity Investment in Joint Ventures

As of June 30, 2023 and December 31, 2022, the Company beneficially owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million.

In December 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. In connection with this mezzanine loan, the Company entered into a residual profit sharing agreement with the borrower where the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for this arrangement using the equity method of accounting. In May 2023, the Company purchased the underlying asset (Note 8) and the $10.0 million mezzanine loan was settled in connection with the purchase.

Notes to Unaudited Consolidated Financial Statements

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		June 30, 2023		December 31, 2022
Entity	Co-owner (1)	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC (1)	Affiliate/Third party	27.2%	$6,689,133	27.2%	$7,271,603
LEL NW 49th JV LLC (1)	Affiliate/Third party	27.2%	1,546,725	27.2%	1,521,556
TCG Corinthian FL Portfolio JV LLV (1)(2)	Affiliate/Third Party	30.6%	6,236,696	30.6%	6,896,816
SF-Dallas Industrial, LLC (3)	N/A	N/A	—	N/A	10,013,691
			$14,472,554		$25,703,666
_______________
(1)The Company sold a portion of the interest in this investment to an affiliate in September 2022.
(2)This investment was purchased from a third party in March 2022.
(3)This investment that meets the definition of an equity investment was entered into in December 2022. As discussed above, this investment was settled in May 2023.

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of
	June 30, 2023	December 31, 2022
Net investments in real estate	$191,629,757	$192,616,298
Other assets	12,413,292	12,817,388
Total assets	204,043,049	205,433,686
Mortgage loan payable	148,454,820	147,740,645
Other liabilities	5,010,555	3,104,624
Total liabilities	153,465,375	150,845,269
Members’ capital	$50,577,674	$54,588,417

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,243,689	$3,681,032	$8,168,268	$6,131,470
Operating expenses	(2,181,707)	(2,206,984)	(4,324,974)	(3,023,665)
Depreciation and amortization expense	(1,728,214)	(1,065,066)	(3,693,251)	(1,755,897)
Interest expense	(2,595,844)	(1,744,226)	(5,155,798)	(2,829,787)
Unrealized (losses) gains	(423,481)	1,170,866	(1,249,982)	1,406,377
Net (loss) income	$(2,685,557)	$(164,378)	$(6,255,737)	$(71,502)

For the three and six months ended June 30, 2023, the Company recorded net equity loss from the joint ventures and the mezzanine loan of $0.6 million and $1.3 million, respectively, and did not receive any distributions from the joint ventures. For the three and six months ended June 30, 2022, the Company recorded equity income from the joint ventures of $0.2 million and $0.1 million, respectively, and received distributions from the joint venture of $0.4 million and $0.7 million, respectively. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Notes to Unaudited Consolidated Financial Statements

Note 6. Real Estate Owned, Net

Real Estate Activities

2023 — During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value.

Additionally, during the six months ended June 30, 2023, the Company entered into the following investments:

Property Location	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Texas, United States	3	3/24/2023	Industrial	$48,798,273
Texas, United States	5	5/25/2023	Industrial	83,288,961
				$132,087,234

These acquisitions were deemed to be real estate asset acquisitions, and therefore total transaction costs were capitalized to the cost basis of the assets. The following table presents an allocation of the total capitalized costs:

Total Capitalized Costs:
Cash and cash equivalents	$52,313,739
Loans held for investment	68,737,877
Equity investment in unconsolidated investment	10,149,642
Interest receivable	456,650
Other assets	429,326
$132,087,234
Net Assets Acquired
Cash and cash equivalents	$712,608
Other assets	33,802
Land	23,785,004
Buildings and Improvements	104,613,728
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 3.95 years)	12,719,000
Below-market rent (weighted-average expected life of 3.98 years)	(8,864,137)
Accounts payable and accrued expenses	(912,771)
$132,087,234

2022 — In June 2022, the Company sold the 4.9 acres of land it owned in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million excluding impairment charges of $1.6 million and $3.4 million recognized in March 2022 and December 2021, respectively.

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas and a multi-tenant office building located in California, with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	June 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$—	$—	$—
Building and building improvements	144,574,158	(6,786,818)	137,787,340	51,725,969	(5,711,468)	46,014,501
Tenant improvements	1,854,640	(1,363,287)	491,353	1,854,640	(1,224,648)	629,992
Furniture and fixtures	236,000	(236,000)	—	236,000	(220,267)	15,733
Total real estate	170,449,802	(8,386,105)	162,063,697	53,816,609	(7,156,383)	46,660,226
Lease intangible assets:
In-place lease	27,701,537	(13,701,834)	13,999,703	14,982,538	(12,493,079)	2,489,459
Above-market rent	156,542	(86,317)	70,225	156,542	(77,540)	79,002
Total intangible assets	27,858,079	(13,788,151)	14,069,928	15,139,080	(12,570,619)	2,568,461
Lease intangible liabilities:
Below-market rent	(11,619,059)	3,047,407	(8,571,652)	(2,754,922)	2,428,647	(326,275)
Above-market ground lease	(8,896,270)	640,879	(8,255,391)	(8,896,270)	575,705	(8,320,565)
Total intangible liabilities	(20,515,329)	3,688,286	(16,827,043)	(11,651,192)	3,004,352	(8,646,840)
Total real estate	$177,792,552	$(18,485,970)	$159,306,582	$57,304,497	$(16,722,650)	$40,581,847

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate operating revenues:
Lease revenue	$2,283,272	$1,744,262	$3,368,731	$3,498,823
Other operating income	520,662	1,247,059	768,172	2,471,952
Total	$2,803,934	$2,991,321	$4,136,903	$5,970,775
Real estate operating expenses:
Utilities	$69,919	$56,171	$106,333	$101,505
Real estate taxes	537,681	344,727	892,361	691,159
Repairs and maintenances	256,187	169,817	463,552	327,233
Management fees	86,880	70,219	126,298	138,087
Lease expense, including amortization of above-market ground lease	487,163	487,163	974,326	974,326
Other operating expenses	426,382	119,231	511,254	232,981
Total	$1,864,212	$1,247,328	$3,074,124	$2,465,291

Leases

    As of June 30, 2023, the Company owned eight industrial buildings that were leased to ten tenants and a multi-tenant office building that was leased to three tenants. As of December 31, 2022, the Company owned a multi-tenant office building that was leased to three tenants. In addition, the office building is subject to a ground lease whereby the Company is the lessee (or a

Notes to Unaudited Consolidated Financial Statements

tenant) to the ground lease. The ground lease had a remaining lease term of 63.3 years as of June 30, 2023, and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at June 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (July 1 through December 31)	$4,650,111
2024	9,456,610
2025	4,940,447
2026	4,600,139
2027	3,162,610
Thereafter	5,821,613
Total	$32,631,530

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at June 30, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2023 (July 1 through December 31)	$(1,567,274)	$2,757,572	$(65,174)	$1,125,124
2024	(3,104,584)	5,467,389	(130,348)	2,232,457
2025	(1,549,275)	2,192,061	(130,348)	512,438
2026	(1,158,163)	1,780,528	(130,348)	492,017
2027	(444,207)	835,888	(130,348)	261,333
Thereafter	(677,924)	966,265	(7,668,825)	(7,380,484)
Total	$(8,501,427)	$13,999,703	$(8,255,391)	$(2,757,115)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Notes to Unaudited Consolidated Financial Statements

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows as of:

	June 30, 2023	December 31, 2022
Operating lease
Operating lease right-of-use asset	$27,370,242	$27,378,786
Operating lease liability	$27,370,242	$27,378,786

Weighted average remaining lease term — operating lease (years)	63.3	63.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$519,750	$519,750	$1,039,500	$1,039,500

Supplemental non-cash information related to the ground lease was as follows:

	Six Months Ended June 30,
	2023	2022
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,039,500	$1,039,500

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,039,500	$1,039,500

    Maturities of operating lease liability as of June 30, 2023 was as follows:

Years Ending December 31,	Operating Lease
2023 (July 1 through December 31)	$1,039,500
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	131,583,375
Less: Imputed interest	(104,213,133)
Total	$27,370,242

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

As of June 30, 2023 and December 31, 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, held-to-maturity debt securities, obligations under participation agreements, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

As discussed in Note 9, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 6). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap met all the criteria of a derivative under ASC 815, but it did not meet the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap is reported in income.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$5,041,526	$—	$—	$5,041,526
Marketable securities - debt securities (2)	1,203,973	—	—	1,203,973
Derivative - interest rate cap (2)	—	—	281,028	281,028
Total	$6,245,499	$—	$281,028	$6,526,527
_______________

Notes to Unaudited Consolidated Financial Statements

(1) Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2) Amount is included in other assets on the consolidated balance sheets.

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$147,960	$—	$—	$147,960
Total	$147,960	$—	$—	$147,960

The following table presents the activities of the marketable securities and derivatives:

	Six Months Ended June 30,
	2023		2022
	Marketable Securities	Derivatives	Marketable Securities
Beginning balance	$147,960	$—	$1,310,000
Purchases	1,051,754	258,500	—
Proceeds from sale	—	—	(1,259,417)
Amortization of interest rate cap	—	(31,021)	—
Reclassification of net realized gains on marketable securities into earnings	—	—	83,411
Unrealized (losses) gains on marketable securities and derivatives	4,259	53,549	(133,994)
Ending balance	$1,203,973	$281,028	$—

Financial Instruments Not Carried at Fair Value

In the first quarter of 2023, the Company purchased $20.0 million of corporate bonds with a coupon rate of 6.125% with a maturity date of May 15, 2023. The Company classified these bonds as held-to-maturity debt securities, as it had the intent and ability to hold these securities until maturity. These securities were recorded at amortized cost and were fully redeemed at par on May 15, 2023.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2023			December 31, 2022
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$503,411,086	$508,301,967	$478,729,965	$604,068,894	$609,889,829	$581,182,892
Loans held for investment acquired through participation	3	38,444,357	38,645,336	38,764,766	41,726,565	42,072,828	41,962,862
Allowance for loan losses		—	(33,128,796)	—	—	(25,471,890)	—
Total loans		$541,855,443	$513,818,507	$517,494,731	$645,795,459	$626,490,767	$623,145,754
Liabilities:
Term loan payable	3	$15,000,000	$14,850,000	$15,000,000	$25,000,000	$25,000,000	$25,000,000
Unsecured notes payable	1	123,500,000	117,433,372	101,228,000	123,500,000	116,530,673	103,481,748
Repurchase agreement payable	3	122,832,682	122,070,840	122,832,682	170,876,606	169,304,710	170,876,606
Obligations under participation agreements	3	13,678,820	13,789,070	13,789,071	12,584,958	12,680,594	12,680,595
Mortgage loan payable	3	100,221,485	98,687,185	100,487,973	29,252,308	29,488,326	29,394,870
Revolving line of credit payable	3	105,448,019	105,260,351	105,448,019	90,135,865	89,807,448	90,135,865
Total liabilities		$480,681,006	$472,090,818	$458,785,745	$451,349,737	$442,811,751	$431,569,684

Notes to Unaudited Consolidated Financial Statements

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2023 and December 31, 2022 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2).

The following tables present information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis:

	Three Months Ended June 30,
	2023		2022
	Fair Value	Impairment Charges	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$27,603,118	$11,765,540	$—	$—
		$11,765,540		$—

	Six Months Ended June 30,
	2023		2022
	Fair Value	Impairment Charges	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$27,603,118	$11,765,540	$8,395,011	$1,604,989
		$11,765,540		$1,604,989

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2023 and 2022 were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges in the consolidated statements of operations.

During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.50%) and terminal capitalization rate (7.50%).

For the six months June 30, 2022, the Company recorded an impairment charge of $1.6 million on the 4.9 acres of land located in Pennsylvania to reduce the carrying value of the land to its estimated fair value, which was based on the selling price in the purchase and sale agreement. The land was sold in June 2022. There was no impairment charge recorded for the three months ended June 30, 2022.

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

Notes to Unaudited Consolidated Financial Statements

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2023	Primary Valuation Technique	Unobservable Inputs	June 30, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$478,729,965	Discounted cash flow	Discount rate	8.79%	17.14%	12.21%
Loans held for investment acquired through participation, net	38,764,766	Discounted cash flow	Discount rate	15.30%	17.84%	17.35%
Total Level 3 Assets	$517,494,731
Liabilities:
Repurchase agreement payable	122,832,682	Discounted cash flow	Discount rate	6.01%	7.61%	6.97%
Obligations under participation agreements	13,789,071	Discounted cash flow	Discount rate	17.14%	17.14%	17.14%
Mortgage loan payable	100,487,973	Discounted cash flow	Discount rate	6.25%	8.99%	7.78%
Term loan payable	15,000,000	Discounted cash flow	Discount rate	12.48%	12.48%	12.48%
Revolving line of credit	105,448,019	Discounted cash flow	Discount rate	8.49%	8.49%	8.49%
Total Level 3 Liabilities	$357,557,745

	Fair Value at December 31, 2022	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$581,182,892	Discounted cash flow	Discount rate	8.71%	19.36%	11.46%
Loans held for investment acquired through participation, net	41,962,862	Discounted cash flow	Discount rate	15.25%	17.06%	16.67%
Total Level 3 Assets	$623,145,754
Liabilities:
Repurchase agreement payable	170,876,606	Discounted cash flow	Discount rate	5.22%	6.17%	6.82%
Obligations under participation agreements	12,680,595	Discounted cash flow	Discount rate	16.36%	16.36%	16.36%
Mortgage loan payable	29,394,870	Discounted cash flow	Discount rate	8.24%	8.24%	8.24%
Term loan payable	25,000,000	Discounted cash flow	Discount rate	5.63%	5.63%	5.63%
Revolving line of credit	90,135,865	Discounted cash flow	Discount rate	7.64%	7.64%	7.64%
Total Level 3 Liabilities	$328,087,936

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	$343,159	$381,947	$814,607	$1,068,312
Asset management fee	2,105,049	1,640,628	4,102,476	3,128,723
Asset servicing fee	496,374	395,718	966,899	745,047
Operating expenses reimbursed to Manager	2,120,029	2,140,635	4,297,033	4,069,198
Disposition fee (3)	917,750	479,500	1,208,563	479,500
Total	$5,982,361	$5,038,428	$11,389,578	$9,490,780
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the three industrial buildings in 2023. Amount for the six months ended June 30, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2023 and December 31, 2022, the Company had not received any breakup fees.

Notes to Unaudited Consolidated Financial Statements

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

Distributions Paid

For the three months ended June 30, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.8 million, respectively, of which $4.7 million and $2.8 million were returns of capital, respectively. For the six months ended June 30, 2023 and 2022, the Company made distributions to investors totaling $9.3 million and $7.7 million, respectively, of which $8.8 million and $5.7 million were returns of capital, respectively (Note 11).

Due to Manager

    As of June 30, 2023 and December 31, 2022, approximately $3.4 million and $3.9 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

Notes to Unaudited Consolidated Financial Statements

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	June 30, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,296,394
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,485,029
Allowance for credit losses		—	(136,087)
		$38,444,357	$38,645,336

	December 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Havemeyer TSM LLC (1)(2)	23.00%	$3,282,208	$3,313,813
Mesa AZ Industrial Owner, LLC (1)	38.27%	31,000,000	31,276,468
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,482,547
		$41,726,565	$42,072,828
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)This loan was repaid in February 2023.

Transfers of Participation Interest by the Company

    The following tables summarize the loans that were subject to participation agreements with affiliated entities and third-parties as of:

			Transfers Treated as Obligations Under Participation Agreements as of June 30, 2023
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
610 Walnut Investors LLC (1)	$20,244,654	$20,401,547	67.57%	$13,678,820	$13,789,070
	$20,244,654	$20,401,547		$13,678,820	$13,789,070

			Transfers Treated as Obligations Under Participation Agreements as of December 31, 2022
	Principal Balance	Carrying Value	% Transferred	Principal Balance	Carrying Value
610 Walnut Investors LLC (1)	$18,625,738	$18,738,386	67.57%	$12,584,958	$12,680,594
	$18,625,738	$18,738,386		$12,584,958	$12,680,594
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

Notes to Unaudited Consolidated Financial Statements

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
In connection with the issuance of the 6.00% Senior Notes Due 2026, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the covenants included in the Indenture.

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

Notes to Unaudited Consolidated Financial Statements

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

Summarized Information

The table below presents detailed information regarding the unsecured notes payable as of:

	June 30, 2023			December 31, 2022
	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
6.00% Senior Notes Due 2026 (1)	$85,125,000	$82,821,395	$64,695,000	$85,125,000	$82,487,769	$68,100,000
7.00% Senior Notes Due 2026 (2)	38,375,000	34,611,977	36,533,000	38,375,000	34,042,904	35,381,748
	$123,500,000	$117,433,372	$101,228,000	$123,500,000	$116,530,673	$103,481,748
_______________
(1)Carrying value is net of unamortized issue discount of $1.7 million and $1.9 million, and unamortized deferred financing costs of $0.6 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Carrying value is net of unamortized purchase discount of $3.8 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively.

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

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company guarantees the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company is required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

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

Notes to Unaudited Consolidated Financial Statements

In connection with the closing of the Revolving Line of Credit, the Company also incurred financing fees of $0.6 million, to be amortized to interest expense over the life of the Revolving Line of Credit.

As of June 30, 2023 and December 31, 2022, borrowings under the Revolving Line of Credit were $105.4 million and $90.1 million, respectively, collateralized by $165.6 million and $177.4 million of eligible assets, respectively. For the six months ended June 30, 2023 and 2022, the Company received proceeds from the Revolving Line of Credit of $57.0 million and $41.2 million, respectively, and made repayments of $41.7 million and $30.9 million, respectively.

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

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. In March 2022, the Company amended the UBS Guarantee Agreement to reduce the EBITDA to interest expense ratio of not less than 1.25 to 1.00, and as of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

The following tables present detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of:

	June 30, 2023
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,842,742	$28,917,484	11/8/2021	$18,970,000	Term SOFR+1.75%
Grandview’s Remington Place, LLC	23,100,000	23,203,590	23,236,153	5/6/2022	18,480,000	Term SOFR + 1.965%
	$51,100,000	$52,046,332	$52,153,637		$37,450,000

Notes to Unaudited Consolidated Financial Statements

	December 31, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,857,892	$28,902,234	11/8/2021	$18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,105,928	17,105,928	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	23,100,000	23,199,620	23,203,343	5/6/2022	18,480,000	Term SOFR + 1.965%
	$68,100,000	$69,163,440	$69,211,505		$51,050,000

For the six months ended June 30, 2023, the Company had no additional borrowings and made a repayment of $13.6 million under the UBS Master Repurchase Agreement. For the six months ended June 30, 2022, the Company borrowed $29.7 million and did not make any repayments under the UBS Master Repurchase Agreement.

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

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

Notes to Unaudited Consolidated Financial Statements

The following tables present detailed information with respect to each borrowing under the Repurchase Agreement as of:

	June 30, 2023
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	$58,865,991	$59,155,584	$55,139,746	2/18/2022	$42,888,134	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,826,614	43,499,719	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,043,198	17,923,436	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
	$120,088,373	$121,025,396	$116,562,901		$85,382,682

	December 31, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,902,215	$22,687,235	2/18/2022	$18,240,000	Term SOFR + 2.015% (0.01% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	57,184,178	57,453,482	56,844,322	2/18/2022	41,587,275	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,758,804	43,062,933	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,782	17,824,300	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
University Park Berkeley, LLC	26,342,468	26,536,122	26,472,938	2/18/2022	17,504,783	Term SOFR + 1.365% ( 1.50% floor)
	$167,549,028	$168,692,405	$166,891,728		$119,826,606

For the six months ended June 30, 2023 and 2022 the Company borrowed $1.3 million and $118.3 million, respectively, under the Repurchase Agreement and made repayments of $35.7 million and zero, respectively.

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

The scheduled maturity date of the Term Loan was April 9, 2025. The Term Loan bore interest on the outstanding principal amount thereof at a rate equal to 5.625% per annum; provided that if at any time Terra BDC was rated below investment grade, the interest rate would increase to 6.625% until the rating is no longer below investment grade. In connection with the entry into the Credit Agreement, Terra BDC also agreed to pay Eagle Point an upfront fee in an amount equal to 2.50% of the loan commitment amount on the initial borrowing date as described in the Credit Agreement. Terra BDC also paid, with respect to any unused portion of the Term Loan, a commitment fee of 0.75% per annum.

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

Notes to Unaudited Consolidated Financial Statements

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

On June 30, 2023, the Company, Eagle Point and the Lenders entered into an amendment to the Credit Agreement, pursuant to which the Credit Agreement was amended to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the loans bear interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, the Company paid Eagle Point a loan origination fee of $150,000, to be amortized to interest expense over the remaining term of the Term Loan. As of June 30, 2023 and December 31, 2022, the principal amount outstanding under the Term Loan was $15.0 million and $25.0 million, respectively.

The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants. As of June 30, 2023 and December 31, 2022 , Terra LLC was in compliance with these covenants.

Mortgage Loans Payable

Mortgage Loan Financing Activities

2023 — During the six months ended June 30, 2023, the Company entered into the following financing arrangements:
•A mortgage loan with total commitment of $37.0 million for the acquisition of three industrial buildings in March 2023. As of June 30, 2023, total amount funded was $32.4 million; and
• A mortgage loan of $40.3 million to finance the acquisition of five industrial buildings in May 2023.
The following table presents certain information about mortgage loans payable as of:

			June 30, 2023			December 31, 2022
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank (1)	Term SOFR + 3.85% (Term SOFR Floor of 2.23%)	May 31, 2023	$27,603,118	$27,869,606	$27,603,118	$29,252,308	$29,488,326	$40,581,847
TPG RE Finance 24, LTD (2)	Term SOFR +3.5% (Term SOFR Floor of 3.75%	April 9, 2027	32,368,367	31,581,757	48,498,431	—	—	—
GSF Lender, LLC (3)	6.254%	June 6, 2028	40,250,000	39,235,822	83,205,033	—	—	—
			$100,221,485	$98,687,185	$159,306,582	$29,252,308	$29,488,326	$40,581,847
___________________

Notes to Unaudited Consolidated Financial Statements

(1)This loan is collateralized by a multi-tenant office building that the Company acquired through foreclosure. This loan is currently in maturity default. The Company has sought to convey its interest in the office building and ground lease in lieu of foreclosure.
(2)This loan is collateralized by three industrial buildings that the Company acquired in March 2023.
(3)This loan is collateralized by five industrial buildings that the Company acquired in May 2023.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (July 1 through December 31)	$42,603,118
2024	228,280,702
2025	—
2026	123,500,000
2027	32,368,368
Thereafter	40,250,000
467,002,188
Unamortized deferred financing costs	(8,700,440)
Total	$458,301,748

     At June 30, 2023 and December 31, 2022, the unamortized deferred debt issuance costs were $8.7 million and $8.6 million, respectively.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of June 30, 2023 and December 31, 2022, obligations under participation agreements had a carrying value of approximately $13.8 million and $12.7 million, respectively, and the carrying value of the loans that are associated with these obligations under participation agreements was approximately $20.4 million and $18.7 million, respectively, (see “Participation Agreements” in Note 8). The weighted-average interest rate on the obligations under participation agreements was approximately 17.1% and 16.4% as of June 30, 2023 and December 31, 2022, respectively.

Note 10. Commitments and Contingencies

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $53.2 million and $47.3 million as of June 30, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 5, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of June 30, 2023 and December 31, 2022, the unfunded investment commitment was $37.4 million and $22.4 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these

Notes to Unaudited Consolidated Financial Statements

contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 6. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of June 30, 2023 and December 31, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. The Company intends vigorously to pursue the litigation. While the Company believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of the Company’s interest in the ground lease and the office building.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against the Company in the United States District Court, Southern District of New York (SDNY). The complaint relates to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleges that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that the Company, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or the Company. On July 24, 2023, the Company, through counsel appeared in the action. Although the action is in its initial stages, the Company is seeking a dismissal of the complaint at the pleading stage and, if not successful, is prepared to vigorously defend itself through trial. The Company believes the claim by Centennial Bank is without merit.

Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank seeks to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleges that its loan to Terra Ocean is in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. Prior to Centennial Bank filing its complaints against the Company and Terra Ocean, Terra Ocean sought to convey its interest in the ground lease in lieu of foreclosure. Terra Ocean is in the process of preparing an appropriate response to Centennial Bank’s claims in this action.

See Note 8 for a discussion of the Company’s commitments to the Manager.

Note 11. Equity

Earnings Per Share

The following table presents earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(19,237,065)	$1,292,434	$(18,689,586)	$534,547
Series A preferred stock dividend declared	—	(3,906)	(3,907)	(7,812)
Net (loss) income allocable to common stock	$(19,237,065)	$1,288,528	$(18,693,493)	$526,735
Weighted-average shares outstanding - basic and diluted	24,335,430	19,487,460	24,335,402	19,487,460
(Loss) income per share - basic and diluted	$(0.79)	$0.07	$(0.77)	$0.03

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2023, there were no Preferred Stock issued or outstanding. As of December 31, 2022 there were 125 shares of Series A Preferred Stock (as defined below) issued and outstanding.

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

Common Stock

On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of June 30, 2023, Terra JV, LLC, former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Class B Common Stock, respectively.

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

Notes to Unaudited Consolidated Financial Statements

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

For the three months ended June 30, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.8 million, respectively, of which $4.7 million and $2.8 million were returns of capital, respectively. For the six months ended June 30, 2023 and 2022, the Company made distributions to investors totaling $9.3 million and $7.7 million, respectively, of which $8.8 million and $5.7 million were returns of capital, respectively. Additionally, for the three and six months ended June 30, 2023 and 2022, the Company made distributions to preferred stockholders of none and $3,906, respectively, and $3,907 and $7,812, respectively.

Dividend Reinvestment Plan

On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the six months ended June 30, 2023, the Company issued 143 shares of Class B Common Stock for a total of $1,988 pursuant to the Plan.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Termination of WMC Merger Agreement

On June 28, 2023, the Company announced it entered into an Agreement and Plan of Merger, dated as of June 27, 2023 (the “WMC Merger Agreement”), with Western Asset Mortgage Capital Corporation, a Delaware corporation (“WMC”). On July 27, 2023, WMC notified the Company that its board of directors determined that a proposal from AG Mortgage Investment Trust, Inc. (“MITT”) to acquire WMC was a “Parent Superior Proposal” under the WMC Merger Agreement and that WMC’s board of directors intended to terminate the WMC Merger Agreement unless WMC received a revised proposal from the Company by a specified deadline such that WMC’s board of directors determined that MITT’s proposal was no longer a “Parent Superior Proposal.”

On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and the Company was paid a termination fee of $3.0 million.

Upon the Termination, the amended and restated management agreement the Company entered into with WMC and the Manager on June 27, 2023, terminated in accordance with its terms. The Company continues to be managed by the Manager pursuant to the terms of the existing Management Agreement between the Company and the Manager.

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

    As of June 30, 2023, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 23 loans in nine states with an aggregate net principal balance of $528.2 million, a weighted average coupon rate of 12.7% and a weighted average remaining term to maturity of 0.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of June 30, 2023, our portfolio included underlying properties located in 23 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of June 30, 2023, former Terra BDC stockholders owned approximately 19.9% of our common equity, Terra JV held 70.0% of the issued and outstanding shares of our common stock with the remainder of 10.1% held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	June 30, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	18	23	1	23
Principal balance	$52,940,319	$488,915,124	$541,855,443	$13,678,820	$528,176,623
Carrying value	53,069,799	460,748,708	513,818,507	13,789,070	500,029,437
Fair value	52,504,064	464,990,667	517,494,731	13,789,071	503,705,660
Weighted average coupon rate	13.22%	12.77%	12.82%	17.14%	12.71%
Weighted-average remaining term (years)	1.47	0.59	0.69	1.19	0.68

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Carrying value	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.22%, average SOFR of 5.07% and Term SOFR of 5.14% as of June 30, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of June 30, 2023 and December 31, 2022, amount included $336.8 million and $413.1 million of senior mortgages used as collateral for $228.3 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of June 30, 2023 and December 31, 2022, 16 and 21 loans, respectively, are subject to a LIBOR, SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, as of June 30, 2023, we owned eight industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure; and as of December 31, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had a net carrying value of $159.3 million and $40.6 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the mortgage loans payable encumbering the industrial buildings and the multi-tenant office building had an outstanding principal amount of $100.2 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Equity Investments

Additionally, as of June 30, 2023 and December 31, 2022, we owned 14.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. In May 2023, we purchased the underlying assets and the $10.0 million mezzanine loan was settled in connection with the purchase. As of June 30, 2023 and December 31, 2022, these equity investments had total carrying value of $32.6 million and $62.5 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of June 30, 2023 and December 31, 2022 was $11.88 and $13.23, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended June 30, 2023 and 2022, we invested $7.5 million and $0.3 million in new and add-on investments and had $6.4 million and $10.6 million of repayments, resulting in net investments of $1.1 million and net repayment of investments of $10.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the six months ended June 30, 2023 and 2022, we invested $33.2 million and $25.7 million in new and add-on investments and had $46.3 million and $11.9 million of repayments, resulting in net repayments of $13.1 million and net investments of $13.7 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Real Estate Ownership

Additionally, in the first quarter of 2023, we purchased three industrial buildings in Texas for total capitalized costs of $48.8 million. In the second quarter of 2023, we purchased another five industrial buildings in Texas and the related mezzanine loan that was accounted for as an equity investment and five senior loans that were accounted as loans held for investment were settled in connection with the acquisition. The five industrial buildings have total capitalized costs of $83.3 million. In connection with these acquisitions, we obtained mortgage financing totaling $72.6 million.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	June 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$380,923,792	$385,177,670	77.0%	$456,408,889	$461,299,182	75.1%
Preferred equity investments	123,242,640	123,957,220	24.8%	121,231,434	122,132,177	19.9%
Mezzanine loans	24,010,191	24,023,343	4.8%	26,767,345	26,770,521	4.4%
Credit facility	—	—	—%	28,802,833	29,080,183	4.7%
Allowance for loan losses	—	(33,128,796)	(6.6)%	—	(25,471,890)	(4.1)%
Total	$528,176,623	$500,029,437	100.0%	$633,210,501	$613,810,173	100.0%

	June 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$151,158,617	$151,538,052	30.2%	$171,611,750	$172,042,063	27.9%
Multifamily	103,427,397	104,222,850	20.8%	104,589,464	105,570,432	17.2%
Industrial	64,340,667	64,865,942	13.0%	147,796,164	148,891,742	24.3%
Mixed-use	62,746,351	63,257,099	12.7%	64,880,450	65,838,965	10.7%
Infill land	51,031,209	52,122,303	10.4%	48,860,291	49,565,437	8.1%
Hotel - full/select service	43,222,382	43,826,614	8.8%	43,222,382	43,758,804	7.1%
Student housing	31,000,000	31,768,579	6.4%	31,000,000	31,774,261	5.2%
Infrastructure	21,250,000	21,556,794	4.3%	21,250,000	21,840,359	3.6%
Allowance for loan losses	—	(33,128,796)	(6.6)%	—	(25,471,890)	(4.1)%
Total	$528,176,623	$500,029,437	100.0%	$633,210,501	$613,810,173	100.0%

	June 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$125,567,737	$126,944,398	25.3%	$151,668,387	$153,158,967	24.9%
New York	88,336,078	88,336,079	17.7%	91,845,479	91,877,084	14.9%
New Jersey	77,371,876	78,691,851	15.7%	62,228,622	62,958,482	10.3%
Georgia	75,205,257	75,840,968	15.2%	72,401,718	73,101,964	11.9%
Washington	52,969,210	53,070,927	10.6%	56,671,267	57,027,639	9.3%
Utah	49,250,000	50,399,536	10.1%	49,250,000	50,698,251	8.3%
Arizona	31,000,000	31,296,394	6.3%	31,000,000	31,276,468	5.1%
North Carolina	21,476,465	21,578,080	4.3%	43,520,028	44,041,162	7.2%
Massachusetts	7,000,000	7,000,000	1.4%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	11.1%
Allowance for loan losses	—	(33,128,796)	(6.6)%	—	(25,471,890)	(4.1)%
Total	$528,176,623	$500,029,437	100.0%	$633,210,501	$613,810,173	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Interest income	$15,878,453	$10,274,051	$5,604,402	$31,494,260	$19,156,202	$12,338,058
Real estate operating revenue	2,803,934	2,991,321	(187,387)	4,136,903	5,970,775	(1,833,872)
Prepayment fee income	—	1,174,760	(1,174,760)	—	1,174,760	(1,174,760)
Other operating income	100,068	247,981	(147,913)	153,463	498,646	(345,183)
	18,782,455	14,688,113	4,094,342	35,784,626	26,800,383	8,984,243
Operating expenses
Operating expenses reimbursed to Manager	2,120,029	2,140,635	(20,606)	4,297,033	4,069,198	227,835
Asset management fee	2,105,049	1,640,628	464,421	4,102,476	3,128,723	973,753
Asset servicing fee	496,374	395,718	100,656	966,899	745,047	221,852
Provision for credit losses	4,652,644	25,633	4,627,011	3,802,593	75,929	3,726,664
Real estate operating expenses	1,864,212	1,247,328	616,884	3,074,124	2,465,291	608,833
Depreciation and amortization	1,756,664	1,718,373	38,291	2,438,477	3,436,745	(998,268)
Impairment charge	11,765,540	—	11,765,540	11,765,540	1,604,989	10,160,551
Professional fees	787,427	1,011,354	(223,927)	1,767,322	1,753,872	13,450
Directors’ fees	83,750	36,247	47,503	180,214	72,499	107,715
Other	188,631	374,203	(185,572)	403,875	457,624	(53,749)
	25,820,320	8,590,119	17,230,201	32,798,553	17,809,917	14,988,636
Operating income	(7,037,865)	6,097,994	(13,135,859)	2,986,073	8,990,466	(6,004,393)
Other income and expenses		—
Interest expense from obligations under participation agreements	(576,915)	(1,238,655)	661,740	(1,109,061)	(2,313,764)	1,204,703
Interest expense on repurchase agreements payable	(2,946,797)	(1,665,283)	(1,281,514)	(6,003,303)	(2,421,109)	(3,582,194)
Interest expense on mortgage loans payable	(1,640,972)	(520,829)	(1,120,143)	(2,387,100)	(1,039,446)	(1,347,654)
Interest expense on revolving line of credit	(2,540,047)	(700,737)	(1,839,310)	(4,505,581)	(1,225,031)	(3,280,550)
Interest expense on term loan payable	(355,468)	—	(355,468)	(707,031)	(164,969)	(542,062)
Interest expense on unsecured notes payable	(2,405,267)	(1,432,877)	(972,390)	(4,799,573)	(2,863,060)	(1,936,513)
Interest expense on secured borrowing	—	(556,855)	556,855	—	(1,109,640)	1,109,640
Unrealized gains (losses) on investments, net	51,224	(34,950)	86,174	57,808	(133,994)	191,802
Loss on sale of real estate	—	(51,984)	51,984	—	(51,984)	51,984
(Loss) income from equity investment in unconsolidated investments	(1,759,934)	1,364,332	(3,124,266)	(2,196,794)	2,783,667	(4,980,461)
Realized (losses) gains on investments, net	(25,024)	32,278	(57,302)	(25,024)	83,411	(108,435)
	(12,199,200)	(4,805,560)	(7,393,640)	(21,675,659)	(8,455,919)	(13,219,740)
Net (loss) income	$(19,237,065)	$1,292,434	$(20,529,499)	$(18,689,586)	$534,547	$(19,224,133)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.
    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$606,761,243	12.4%	$557,341,571	8.4%
Obligations under participation agreements and secured borrowing	(13,459,586)	17.1%	(85,476,509)	10.5%
Repurchase agreement payable	(147,054,763)	7.0%	(186,274,094)	3.5%
Revolving line of credit	(117,050,294)	8.5%	(61,522,134)	4.0%
Net loans (3)	$329,196,600	16.0%	$224,068,834	13.0%
Senior loans
Gross loans	$481,108,382	11.8%	417,597,220	7.2%
Obligations under participation agreements and secured borrowing	—	—%	(37,883,729)	8.1%
Repurchase agreement payable	(147,054,763)	7.0%	(186,274,094)	3.5%
Revolving line of credit	(117,050,294)	8.5%	(61,522,134)	4.0%
Net loans (3)	$217,003,325	16.8%	$131,917,263	13.5%
Subordinated loans (4)
Gross loans	125,652,861	14.3%	139,744,351	12.3%
Obligations under participation agreements	(13,459,586)	17.1%	(47,592,780)	12.5%
Net loans (3)	$112,193,275	14.0%	$92,151,571	12.2%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$620,485,639	12.3%	$531,915,282	8.4%
Obligations under participation agreements and secured borrowing	(13,181,738)	17.1%	(82,267,911)	10.5%
Repurchase agreement payable	(157,207,602)	7.0%	(144,128,510)	3.5%
Term loan payable	—	—%	(20,836,327)	5.3%
Revolving line of credit	(107,111,725)	8.5%	(53,252,643)	5.0%
Net loans (3)	$342,984,574	15.7%	$231,429,891	11.8%
Senior loans
Gross loans	$489,904,811	11.7%	394,099,125	7.1%
Obligations under participation agreements and secured borrowing	—	—%	(37,026,717)	8.1%
Repurchase agreement payable	(157,207,602)	7.0%	(144,128,510)	3.5%
Term loan payable	—	—%	(20,836,327)	5.3%
Revolving line of credit	(107,111,725)	8.5%	(53,252,643)	5.0%
Net loans (3)	$225,585,484	16.5%	$138,854,928	11.7%
Subordinated loans (4)
Gross loans	130,580,828	14.3%	137,816,157	12.3%
Obligations under participation agreements	(13,181,738)	17.1%	(45,241,194)	12.4%
Net loans (3)	$117,399,090	14.0%	$92,574,963	12.3%

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

Interest Income

    For the three and six months ended June 30, 2023 as compared to the same periods in 2022, interest income increased by $5.6 million and $12.3 million, respectively, primarily due to an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans due to new loans we originated in 2022 and loans we acquired in connection with the BDC Merger, as well as an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, real estate operating revenue decreased by $0.2 million and $1.8 million, respectively, as a result of a decrease in rental income and lease termination income recognized in 2022 (there was no such lease termination income recognized in 2022), all of which were attributable to a lease termination in 2022.

Prepayment Fee Income

For the three and six months ended June 30, 2023, there was no early repayment of loans and we did not recognize any prepayment fee income. For both the three and six months ended June 30, 2022, we recognized prepayment fee income of $1.2 million on the early repayment of two loans.

Other Operating Income

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, other operating income decreased by $0.1 million and $0.3 million, respectively, primarily as a result of a decrease in application fees income on deals under application.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, operating expenses reimbursed to our Manager decreased by $0.02 million and increased by $0.2 million. The increase in the six-month period was primarily as a result of an increase in the allocation ratio resulting from an increase in total assets under management primarily due to loans acquired in connection with the BDC Merger.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and six months ended June 30, 2023 as compared to the same periods in 2022, asset management fees increased by $0.5 million and $1.0 million, respectively, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three and six months ended June 30, 2023 as compared to the same periods in 2022, asset servicing fees increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

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

    For the three and six months ended June 30, 2023, we recorded a provision for credit losses of $4.7 million and $3.8 million, respectively, primarily due to a decline in the fair value of the collateral on a loan. For the three and six months ended June 30, 2022, we recorded provision for credit losses of $0.03 million and $0.1 million, respectively.

Depreciation and Amortization

For the three months ended June 30, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.04 million as compared to the same period in 2022. For the six months ended June 30, 2023 as compared to the same period in 2022, depreciation and amortization decreased by $1.0 million, primarily due to a decrease in unamortized intangible assets as a result of a lease termination notice received in November 2021, at which time we accelerated the amortization of lease intangibles through November 2022, with no corresponding accelerated amortization recognized in six months ended June 30, 2023.

Impairment Charge

For both the three and six months ended June 30, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. For the six months ended June 30, 2022, we recognized an impairment charge of $1.6 million, on 4.9 acres of the development land located in Pennsylvania in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022. There was no impairment charge recorded for the three months ended June 30, 2022.

Professional Fees

    For the three months ended June 30, 2023, as compared to the same period in 2022, professional fees decreased by $0.2 million, primarily due to higher legal costs incurred in 2022 in connection with the ground lease litigation. For the six months ended June 30, 2023 as compared to the same period in 2022, professional fees remained substantially the same.

Directors’ Fees

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, directors’ fees increased by $0.05 million and $0.1 million, respectively, as a result of an increase in the size of our Board due to the BDC Merger.

Other

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, other expense decreased by $0.2 million and $0.1 million, respectively, as a result of a fee paid to a third-party in connection with the sale of a parcel of land in June 2022.

Interest from Obligations under Participation Agreements

    For the three and six months ended June 30, 2023 as compared to the same periods in 2022, interest expense from obligations under participation agreements decreased by $0.7 million and $1.2 million, respectively, as a result of a decrease in the weighted average principal amount outstanding on obligations under participation agreements, primarily due to the release of obligations under participation agreements with Terra BDC in connection with the BDC Merger.

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

    For the three and six months ended June 30, 2023, as compared to the same periods in 2022, interest expense on repurchase agreement payable increased by $1.3 million and $3.6 million, respectively, as a result of an increase in the weighted average principal amount outstanding on repurchase agreements payable as well as an increase in the weighted average coupon rate.

Interest Expense on Mortgage Loans Payable

For the three and six months ended June 30, 2023, as compared to the same periods in 2022, interest expense on mortgage loan payable increased by $1.1 million and $1.3 million, respectively, as a result of an increase in the weighted average principal amount outstanding on mortgage loan payable, primarily due to financing obtained in connection with an acquisitions of real estate in 2023, as well as in increase in the index rate on the existing mortgage loan payable.

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

    For the three and six months ended June 30, 2023, as compared to the same periods in 2022, interest expense on revolving line of credit increased by $1.8 million and $3.3 million, respectively, due to an increase in weighted average principal amount outstanding on the revolving line of credit as well as an increase in the index rate on the revolving line of credit.

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provided for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%. On February 18, 2022, we refinanced this loan with a new repurchase agreement. Additionally, in connection with the BDC Merger, we assumed a term loan of $25.0 million. The term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. In June 2023, the term loan was amended to extend the maturity date to March 31, 2024 and to increase the rate to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a repayment of $10.0 million on the term loan. As of June 30, 2023, the term loan had an outstanding principal balance of $15.0 million.

For the three and six months ended June 30, 2023, as compared to the same periods in 2022, interest expense on term loan payable increased by $0.4 million and $0.5 million, respectively, as a result of interest expense recognized on the term loan that we acquired in connection with the BDC Merger on October 1, 2022, partially offset by the reversal of the previously accrued step-up interest of $0.4 million during the first quarter of 2022 in connection with the termination of the old term loan.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and six months ended June 30, 2023, as compared to the same periods in 2022, interest expense on unsecured notes payable increased by $1.0 million and $1.9 million, respectively, as a result of an increase in the weighted average principal amount outstanding due to the assumption of unsecured notes payable in connection with the BDC Merger.

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

For the three and six months ended June 30, 2023, there was no interest expense on secured borrowing as the secured borrowing was repaid in August 2022. For the three and six months ended June 30, 2022, interest expense on secured borrowing was $0.6 million and $1.1 million, respectively.

Loss on Sale of Real Estate

In June 2022, we sold the 4.9 acres of adjacent land located in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million for three and six months ended June 30, 2022, excluding impairment charges of $1.6 million recognized in March 2022 and $3.4 million recognized in December 2021.

(Loss) Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of June 30, 2023 and 2022, we owned 14.9% and 27.9% of the equity interest in RESOF, respectively.

We also owned beneficial equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. In May 2023, the mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment were settled and exchanged for five industrial buildings.

For the three and six months ended June 30, 2023, we recognized a loss from equity investment in unconsolidated investments of $1.8 million and $2.2 million, respectively, which consisted of equity loss from RESOF of $1.2 million and $0.9 million, respectively, and net equity loss from the joint ventures and the mezzanine loan of $0.6 million and $1.3 million, respectively. The equity loss from RESOF was a result of adjustments to equity income due to the dilution of our ownership interest in RESOF as new investors were admitted in 2022 and 2023. The equity loss from the joint ventures was result of depreciation and amortization and interest expense recognized by the joint ventures. For the three and six months ended June 30, 2022, we recognized income from equity investment in unconsolidated investments of $1.4 million and $2.8 million, which consisted of equity income from RESOF of $1.6 million and $2.9 million and equity loss from the joint ventures of $0.2 million and $0.1 million, respectively.

Net (Loss) Income

    For the three and six months ended June 30, 2023, net loss was $19.2 million and $18.7 million, respectively, compared to net income of $1.3 million and $0.5 million, respectively, for the same periods in 2022.

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

    We expect to fund approximately $35.4 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matured on May 31, 2023. We have sought to convey our interest in the office building and ground lease in lieu of foreclosure. In connection with the BDC Merger, we assumed a $25.0 million term loan. This term loan bore interest at an annual rate of 5.625% and was to mature on July 1, 2023. In June 2023, the term loan was amended to extend the maturity date to March 31, 2024 and to increase the rate to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. As of June 30, 2023, the term loan had an outstanding principal balance of $15.0 million. We expect to either maintain sufficient liquidity to repay the facility or refinance the facility. Our line of credit with outstanding principal balance of $105.4 million matures on March 12, 2024 and our GS repurchase agreement with outstanding principal balance of $85.4 million matures on February 18, 2024 (see Summary of Financing below). We expect to extend the maturity of both facilities by another year.

Summary of Financing

The table below summarizes our debt financing as of June 30, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Mortgage loan payable	N/A	40,250,000	N/A	6.254%	6/6/2028
		$163,750,000
Variable Rate:
Mortgage loan payable	N/A	$27,603,118	N/A	Term SOFR plus 3.85% with a Term SOFR floor of 2.23%	5/31/2023
Mortgage loan payable	N/A	32,368,367	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	4/9/2027
Term loan	N/A	15,000,000	N/A	SOFR plus 7.375% with a SOFR floor of 5.0%	3/31/2024
Line of credit	$125,000,000	105,448,019	$19,551,981	Term SOFR plus 3.35% with a combined floor of 6.00%	3/12/2024
UBS repurchase agreement	195,000,000	37,450,000	157,550,000	Term SOFR plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	85,382,682	114,617,318	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%	2/18/2024
	$520,000,000	$303,252,186	$291,719,299

Cash Flows Provided by Operating Activities

    For the six months ended June 30, 2023, as compared to the same period in 2022, cash flows provided by operating activities increased by $8.6 million, primarily due to an increase in net contractual interest income.

Cash Flows Used in Investing Activities

    For the six months ended June 30, 2023, cash flows used in investing activities were $6.8 million, primarily related to origination and purchase of loans of $63.8 million, purchase of real estate properties of $52.3 million, and purchase of debt securities of $21.1 million, partially offset by proceeds from repayments of loans of $99.0 million, proceeds from sale of debt securities of $20.0 million and return of capital on unconsolidated investments of $10.7 million.

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

Cash Flows Provided by Financing Activities

    For the six months ended June 30, 2023, cash flows provided by financing activities were $16.4 million, primarily due to proceeds from mortgage loan payable of $72.6 million, and borrowings under the revolving line of credit of $57.0 million, partially offset by repayments of borrowings under repurchase agreements of $49.3 million, repayments of borrowings under revolving line of credit of $41.7 million, repayments of borrowings under the term loan of $10.0 million, and distributions paid of $9.3 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	343,159	381,947	$814,607	$1,068,312
Asset management fee	2,105,049	1,640,628	4,102,476	3,128,723
Asset servicing fee	$496,374	$395,718	966,899	745,047
Operating expenses reimbursed to Manager	2,120,029	2,140,635	4,297,033	4,069,198
Disposition fee (3)	917,750	479,500	1,208,563	479,500
Total	$5,982,361	$5,038,428	$11,389,578	$9,490,780
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the three industrial buildings in 2023. Amount for the six months ended June 30, 2022 excluded $0.2 million of origination fees paid to our Manager in connection with our equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

    As of June 30, 2023, the principal balance of our participation obligation was $13.7 million, which was a participation obligation to a third party.

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

    For the three and six months ended June 30, 2023, the weighted average outstanding principal balance on obligations under participation agreements was approximately $13.5 million and $13.2 million, respectively, and for both periods, the weighted average interest rate was approximately 17.1% , compared to the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing of approximately 85.5 million and $82.3 million, respectively, and the weighted average interest rate was approximately 10.5% and 10.5%, respectively. The secured borrowing was repaid in August 2022.

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

    As of June 30, 2023, we had two investments with an aggregate principal balance of $16.6 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, one of which is subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.2 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.2 million. Additionally, we had 16 investments with an aggregate principal balance of $458.6 million that provide for interest income at an annual rate of SOFR or Term SOFR, plus a spread, 15 of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease our annual interest income by $4.9 million, and an increase of 100 basis points in SOFR or Term SOFR would increase our annual interest income by $5.0 million.

    Additionally, as of June 30, 2023, we had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building; $32.4 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings; a revolving line of credit with an outstanding balance of $105.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.6 million of first mortgages; a repurchase agreement with an outstanding balance of $37.5 million that bears interest at an annual rate of Term SOFR, as applicable, plus a spread that is collateralized by $51.1 million of first mortgages; another repurchase agreement with an outstanding balance of $85.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $120.1 million of first mortgages; and a $15.0 million of term loan that bears interest at an annual rate of SOFR plus a spread of 7.375% with a SOFR floor of 5.0%. A decrease of 100 basis points in Term SOFR would decrease our annual interest expense by approximately $2.9 million, and an increase of 100 basis points in Term SOFR would increase our annual interest expense by approximately $3.0 million.

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

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2023 and 2022, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of June 30, 2023, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. We intend vigorously to pursue the litigation. While we believe our arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of our interest in the ground lease and the office building.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against us in the United States District Court, Southern District of New York (SDNY). The complaint relates to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleges that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that we, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or us. On July 24, 2023, we, through counsel appeared in the action. Although the action is in its initial stages, we are seeking a dismissal of the complaint at the pleading stage and, if not successful, is prepared to vigorously defend itself through trial. We believe the claim by Centennial Bank is without merit.

Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank seeks to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleges that its loan to Terra Ocean is in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. Prior to Centennial Bank filing its complaints against the Company and Terra Ocean, Terra Ocean sought to convey its interest in the ground lease in lieu of foreclosure. Terra Ocean is in the process of preparing an appropriate response to Centennial Bank’s claims in this action.

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

10.1*	Waiver and Amendment No. 2 to Credit Agreement, dated June 30, 2023, among Terra Income Fund 6, LLC, Eagle Point Credit Management, LLC, and the Lenders party thereto.

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)