Form 10-Q
period 2023-09-30
Terra Property Trust, Inc.
filed 2023-11-14
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2023, the registrant had 24,335,779 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$19,242,370	$28,567,825
Restricted cash	5,418,932	4,633,204
Cash held in escrow by lender	4,894,546	3,268,563
Marketable securities	7,054,491	147,960
Loans held for investment, net of allowance for credit losses of $60,163,319 and $25,471,890	432,327,832	584,417,939
Loans held for investment acquired through participation, net of allowance for credit losses of $415,268 and none	38,354,459	42,072,828
Equity investment in unconsolidated investments	32,513,920	62,498,340
Real estate owned, net (Note 6)
Land, building and building improvements, net	161,077,440	46,660,226
Lease intangible assets, net	12,692,194	2,568,461
Operating lease right-of-use asset	27,365,847	27,378,786
Deal deposit	—	4,241,892
Interest receivable	4,304,303	4,100,501
Other assets	11,124,846	2,780,367
Total assets	$756,371,180	$813,336,892
Liabilities and Equity
Liabilities:
Unsecured notes payable, net of debt issuance cost	$117,901,452	$116,530,673
Repurchase agreements payable, net of deferred financing fees	112,392,727	169,304,710
Mortgage loans payable, net of deferred financing fees and other	99,434,309	29,488,326
Revolving line of credit payable, net of deferred financing fees	50,251,912	89,807,448
Note payable, net of deferred financing costs	36,562,785	—
Term loan payable, net of deferred financing costs	14,898,434	25,000,000
Obligations under participation agreements (Note 8 )	—	12,680,594
Interest reserve and other deposits held on investments	5,418,932	4,633,204
Operating lease liability	27,365,847	27,378,786
Lease intangible liabilities, net (Note 6)	16,014,692	8,646,840
Due to Manager (Note 8)	3,200,568	3,935,997
Interest payable	2,047,555	1,058,001
Accounts payable and accrued expenses	2,091,796	1,452,236
Unearned income	720,785	378,018
Other liabilities	1,050,087	1,159,885
Total liabilities	489,351,881	491,454,718
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and no shares and 125 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	125,000
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, at both September 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,335,711 and 24,335,370 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	243,357	243,354
Additional paid-in capital	444,454,373	444,449,813
Accumulated deficit	(177,678,431)	(122,935,993)
Total equity	267,019,299	321,882,174
Total liabilities and equity	$756,371,180	$813,336,892
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Interest income	$12,712,587	$9,839,007	$44,206,847	$28,995,209
Real estate operating revenue	4,121,040	2,962,812	8,257,943	8,933,587
Prepayment fee income	—	809,301	—	1,984,061
Other operating income	275,944	52,046	429,407	550,692
	17,109,571	13,663,166	52,894,197	40,463,549
Operating expenses
Operating expenses reimbursed to Manager	2,407,757	2,013,135	6,704,790	6,082,333
Asset management fee	2,049,916	1,611,934	6,152,392	4,740,657
Asset servicing fee	487,210	379,712	1,454,109	1,124,759
Provision for credit losses	27,096,841	9,188,129	30,899,434	9,264,058
Real estate operating expenses	1,912,322	1,274,849	4,986,446	3,740,140
Depreciation and amortization	2,551,323	1,718,374	4,989,800	5,155,119
Impairment charges	—	—	11,765,540	1,604,989
Professional fees	1,081,803	594,318	2,849,125	2,348,190
Directors’ fees	83,750	36,249	263,964	108,748
Other	92,112	49,016	495,987	506,640
	37,763,034	16,865,716	70,561,587	34,675,633
Operating (loss) income	(20,653,463)	(3,202,550)	(17,667,390)	5,787,916
Other income and expenses
Interest expense from obligations under participation agreements	(243,945)	(562,182)	(1,353,006)	(2,875,946)
Interest expense on repurchase agreements payable	(2,502,623)	(2,394,754)	(8,505,926)	(4,815,863)
Interest expense on mortgage loans payable	(2,133,874)	(534,617)	(4,520,974)	(1,574,063)
Interest expense on revolving line of credit	(1,968,212)	(647,473)	(6,473,793)	(1,872,504)
Interest expense on term loan payable	(532,387)	—	(1,239,418)	(164,969)
Interest expense on unsecured notes payable	(2,416,518)	(1,436,107)	(7,216,091)	(4,299,167)
Interest expense on note payable	(107,702)	—	(107,702)
Interest expense on secured borrowing	—	(397,932)	—	(1,507,572)
Gain on extinguishment of debt	14,079,379	—	14,079,379	—
Unrealized losses on investments, net	(1,040,192)	—	(982,384)	(133,994)
Income (loss) from equity investment in unconsolidated investments	41,839	1,483,846	(2,154,955)	4,267,513
Gain on sale of interests in unconsolidated investments	—	799,827	—	799,827
Loss on sale of real estate	—	—	—	(51,984)
Realized (losses) gains on investments, net	—	—	(25,024)	83,411
	3,175,765	(3,689,392)	(18,499,894)	(12,145,311)
Net loss	$(17,477,698)	$(6,891,942)	$(36,167,284)	$(6,357,395)
Series A preferred stock dividend declared	$—	$(3,906)	$(3,907)	$(11,718)
Net loss allocable to common stock	$(17,477,698)	$(6,895,848)	$(36,171,191)	$(6,369,113)

Loss per share — basic and diluted	$(0.72)	$(0.35)	$(1.49)	$(0.33)

Weighted-average shares — basic and diluted	24,335,576	19,487,460	24,335,460	19,487,460

Distributions declared per common share	$0.19	$0.19	$0.57	$0.58
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	34	—	478	—	478
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,492)	(4,650,492)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net income	—	—	—	—	—	—	—	—	547,479	547,479
Balance at March 31, 2023	—	—	—	—	—	24,335,404	243,354	444,450,291	(131,662,636)	313,031,009
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	109	—	1,510	—	1,510
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,501)	(4,650,501)
Net loss	—	—	—	—	—	—	—	—	(19,237,065)	(19,237,065)
Balance at June 30, 2023	—	—	—	—	—	24,335,513	243,354	444,451,801	(155,550,202)	289,144,953
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	198	3	2,572	—	2,575
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,531)	(4,650,531)
Net loss	—	—	—	—	—	—	—	—	(17,477,698)	(17,477,698)
Balance at September 30, 2023	$—	—	$—	—	$—	24,335,711	$243,357	$444,454,373	$(177,678,431)	$267,019,299

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity (Continued)
(Unaudited)

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value
		Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(99,919,969)	$273,843,578
Distributions declared on common shares ($0.20 per share)	—	—	—	—	—	—	(3,893,595)	(3,893,595)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(757,887)	(757,887)
Balance at March 31, 2022	—	125	125,000	19,487,460	194,875	373,443,672	(104,575,357)	269,188,190
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,780,568)	(3,780,568)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net income	—	—	—	—	—	—	1,292,434	1,292,434
Balance at June 30, 2022	—	125	125,000	19,487,460	194,875	373,443,672	(107,067,397)	266,696,150
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(3,724,053)	(3,724,053)
Distributions declared on preferred shares	—	—	—	—	—	—	(3,906)	(3,906)
Net loss	—	—	—	—	—	—	(6,891,942)	(6,891,942)
Balance at September 30, 2022	$—	125	$125,000	19,487,460	$194,875	$373,443,672	$(117,687,298)	$256,076,249

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,167,284)	$(6,357,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,989,800	5,155,119
Provision for credit losses	30,899,434	9,264,058
Impairment charges	11,765,540	1,604,989
Amortization of net purchase premiums on loans	1,023,275	122,783
Straight-line rent adjustments	(10,364)	1,087,257
Amortization of deferred financing costs	1,752,299	1,821,543
Amortization of discount on unsecured notes payable	1,238,461	345,801
Amortization of above- and below-market rent intangibles	(1,385,358)	(739,127)
Amortization and accretion of investment-related fees, net	(1,016,972)	(739,886)
Amortization of above-market rent ground lease	(97,761)	(97,761)
Gain on extinguishment of debt	(14,079,379)	—
Gain on sale of interests in unconsolidated investments	—	(799,827)
Realized loss (gain) on investments, net	25,024	(83,411)
Unrealized losses on investments, net	982,384	133,994
Loss on sale of real estate	—	51,984
Distributions received from equity investment in unconsolidated investments	5,805,494	180,549
Loss (income) from equity investment in unconsolidated investments	3,959,892	(2,961,929)
Changes in operating assets and liabilities:
Deal deposits	4,241,892	(8,600,000)
Interest receivable	(660,452)	270,169
Due from related party	(453,597)	2,605,639
Other assets	(7,580,704)	(2,183,835)
Due to Manager	189,486	—
Unearned income	342,767	19,515
Interest payable	989,554	(1,212,597)
Accounts payable and accrued expenses	(273,220)	600,808
Other liabilities	(522,258)	(3,221,639)
Net cash provided by (used in) operating activities	5,957,953	(3,733,199)
Cash flows from investing activities:
Origination and purchase of loans	(73,104,166)	(187,878,643)
Proceeds from repayments of loans	123,364,974	158,765,183
Purchase of real estate properties	(52,508,252)	—
Purchase of held-to-maturity securities	(20,025,024)	—
Proceeds from redemption of held-to-maturity securities	20,000,000	—
Purchase of marketable securities	(7,905,211)	—
Proceeds from sale of marketable securities	—	1,259,417
Return of capital on equity interests in unconsolidated investments	11,287,839	—
Cash acquired in purchase of real estate	712,608	—
Proceeds from sale of interests in unconsolidated investments	—	33,688,430
Purchase of equity interests in unconsolidated investments	(1,218,449)	(18,207,679)
Proceeds from sale of real estate	—	8,585,500
Distributions in excess equity income	—	742,651
Net cash provided by (used in) investing activities	604,319	(3,045,141)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from mortgage loan payable	73,249,135	—
Repayments of borrowings under repurchase agreements	(72,160,282)	—
Repayments of borrowings under revolving line of credit	(96,798,815)	(55,609,325)
Proceeds from borrowings under revolving line of credit	57,032,155	41,169,295
Proceeds from borrowing under note payable	36,556,125	—
Proceeds from borrowings under repurchase agreements	14,189,300	150,706,606
Distributions paid	(13,950,868)	(11,406,028)
Repayment of borrowings under the term loan	(10,000,000)	(93,763,471)
Payment of financing costs	(2,098,725)	(989,032)
Repayment of mortgage principal	(1,649,191)	(624,342)
Proceeds from obligations under participation agreements	1,494,422	17,023,011
Change in interest reserve and other deposits held on investments	785,728	(1,890,731)
Redemption of Series A Preferred Stock	(125,000)	—
Repayment of secured borrowing	—	(38,672,291)
Repayments of obligations under participation agreements	—	(22,239,670)
Proceeds from secured borrowing	—	4,151,186
Net cash used in financing activities	(13,476,016)	(12,144,792)
Net decrease in cash, cash equivalents and restricted cash	(6,913,744)	(18,923,132)
Cash, cash equivalents and restricted cash at beginning of period	36,469,592	51,098,647
Cash, cash equivalents and restricted cash at end of period (Note 2)	$29,555,848	$32,175,515

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$25,436,596	$16,451,586

Supplemental non-cash information:
Reinvestment of stockholder distributions	$4,563	$—

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
September 30, 2023

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

As of September 30, 2023, Terra JV, LLC (“Terra JV”), former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Company’s common stock, respectively.

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

Notes to Unaudited Consolidated Financial Statements

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

    The Company holds loans in its portfolio that may contain paid-in-kind (“PIK”) interest provisions. The PIK interest, which represents contractually deferred interest that is added to the principal balance that is due at maturity, is recorded on the accrual basis.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	September 30,
	2023	2022
Cash and cash equivalents	$19,242,370	$21,957,216
Restricted cash	5,418,932	5,521,080
Cash held in escrow by lender	4,894,546	4,697,219
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$29,555,848	$32,175,515

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

Fair Value Measurements

    U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowing, unsecured notes, mortgage loan payable, term loan payable, repurchase agreement payment and revolving line of credit. Such financial instruments are carried at amortized cost, less impairment, where applicable. Marketable securities are financial instruments that are reported at fair value.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of September 30, 2023, the Company has satisfied all the requirements for a REIT.

Notes to Unaudited Consolidated Financial Statements

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2020-2022 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of September 30, 2023 and common stock and preferred stock outstanding as of December 31, 2022. As a result, earnings per share, as presented, represent both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

    London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). As of September 30, 2023, all of the Company’s floating rate loans and related

Notes to Unaudited Consolidated Financial Statements

financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

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

Note 3. Mergers

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
On July 25, 2023, the Company disclosed that it acquired approximately 5.2% of the outstanding shares of common stock of MITT as of July 24, 2023.

On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and the Company was paid a termination fee of $3.0 million. The termination fee was used to pay the professional fees incurred in connection with contemplated merger.

Upon the Termination, the amended and restated management agreement the Company entered into with WMC and the Manager on June 27, 2023, terminated in accordance with its terms. The Company continues to be managed by the Manager pursuant to the terms of the existing Management Agreement between the Company and the Manager.

Note 4. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2023 and December 31, 2022, accrued interest receivable of $4.3 million and $4.1 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	September 30, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	5	17	22	8	23	31
Principal balance	$53,349,208	$473,447,562	$526,796,770	$90,990,183	$554,805,276	$645,795,459
Carrying value	$53,449,024	$417,233,267	$470,682,291	$92,274,998	$534,215,769	$626,490,767
Fair value	$52,771,702	$419,101,684	$471,873,386	$90,729,098	$532,416,656	$623,145,754
Weighted-average coupon rate	12.94%	13.05%	13.04%	13.82%	11.23%	11.59%
Weighted-average remaining term (years)	1.30	0.48	0.57	1.35	1.10	1.14
_______________

Notes to Unaudited Consolidated Financial Statements

(1)These loans pay a coupon rate of LIBOR, Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.43%, average SOFR of 5.32% and Term SOFR of 5.32% as of September 30, 2023 and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of September 30, 2023 and December 31, 2022, amount included $339.9 million and $413.1 million of senior mortgages used as collateral for $200.3 million and $261.0 million of borrowings under credit facilities, respectively (Note 9).
(3)As of September 30, 2023 and December 31, 2022, fifteen and twenty-one loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
New loans made	73,104,166	—	73,104,166
Principal repayments received	(120,082,766)	(3,282,208)	(123,364,974)
Net amortization of premiums on loans	(1,023,275)	—	(1,023,275)
Settlement of loans in exchange for real estate properties (Note 6)	(68,737,877)	—	(68,737,877)
Accrual, payment and accretion of investment-related fees and other, net	(658,926)	(20,893)	(679,819)
Provision for credit losses	(30,568,286)	(288,359)	(30,856,645)
Balance, September 30, 2023	$432,327,832	$38,354,459	$470,682,291

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	155,653,368	32,225,275	187,878,643
Principal repayments received	(158,765,183)	—	(158,765,183)
Net amortization of premiums on loans	(122,783)	—	(122,783)
Accrual, payment and accretion of investment-related fees and other, net	489,352	289,958	779,310
Provision for credit losses	(9,264,058)	—	(9,264,058)
Balance, September 30, 2022	$445,320,278	$44,858,965	$490,179,243

Notes to Unaudited Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	September 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$362,563,401	$366,424,572	77.9%	$456,408,889	$461,299,182	73.7%
Preferred equity investments	125,951,529	126,578,253	26.9%	121,231,434	122,132,177	19.5%
Mezzanine loans	38,281,840	38,258,053	8.1%	39,352,303	39,451,115	6.3%
Credit facility	—	—	—%	28,802,833	29,080,183	4.6%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$645,795,459	$626,490,767	100.0%

	September 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$167,559,588	$167,607,063	35.5%	$184,196,708	$184,722,657	29.4%
Multifamily	82,183,385	82,707,320	17.6%	104,589,464	105,570,432	16.9%
Industrial	66,571,495	67,125,625	14.3%	147,796,164	148,891,742	23.8%
Mixed-use	63,096,365	63,559,577	13.5%	64,880,450	65,838,965	10.5%
Infill land	51,913,555	53,168,879	11.3%	48,860,291	49,565,437	7.9%
Hotel - full/select service	43,222,382	43,861,312	9.3%	43,222,382	43,758,804	7.0%
Student housing	31,000,000	31,794,386	6.8%	31,000,000	31,774,261	5.1%
Infrastructure	21,250,000	21,436,716	4.6%	21,250,000	21,840,359	3.5%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$645,795,459	$626,490,767	100.0%

	September 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$139,930,729	$141,243,492	30.1%	$164,253,345	$165,839,561	26.5%
New York	90,447,055	90,447,055	19.2%	91,845,479	91,877,084	14.7%
New Jersey	80,485,050	82,011,372	17.4%	62,228,622	62,958,482	10.0%
Georgia	75,632,491	75,938,028	16.1%	72,401,718	73,101,964	11.7%
Utah	49,250,000	50,300,532	10.7%	49,250,000	50,698,251	8.1%
Washington	31,224,966	31,111,001	6.6%	56,671,267	57,027,639	9.1%
Arizona	31,000,000	31,283,132	6.6%	31,000,000	31,276,468	5.0%
North Carolina	21,826,479	21,926,266	4.7%	43,520,028	44,041,162	7.0%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	10.9%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$645,795,459	$626,490,767	100.0%
Current Expected Credit Losses Reserve
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU

Notes to Unaudited Consolidated Financial Statements

2016-13 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficits as of January 1, 2023.
The following table presents the activity in allowance for credit loss for funded loans:

	Nine Months Ended September 30,
	2023	2022
Allowance for credit losses, beginning of period	$25,471,890	$13,658,481
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	4,250,052	—
Provision for credit losses (1)	30,856,645	9,264,058
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$60,578,587	$22,922,539
_______________
(1)Prior to the adoption of the CECL model on January 1, 2023, the Company recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $44.4 million and $47.3 million as of September 30, 2023 and December 31, 2022, respectively. The following table presents the activity in the liability for credit losses on unfunded commitments:

Nine Months Ended September 30, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	369,671
Provision for credit losses	42,789
Liability for credit losses on unfunded commitments, end of period	$412,460
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrues for interest. For the three and nine months ended September 30, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of September 30, 2023 and 2022, the Company had five and three loans that were in default, and suspended interest income accrual of $5.4 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, because recovery of such income was doubtful. For the nine months ended September 30, 2023 and 2022, the Company suspended interest income accrual of $12.6 million and $5.1 million on three and three loans, respectively, because recovery of such income was doubtful. As of September 30, 2023 and December 31, 2022, there was no interest receivable recognized on these loans.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately. As of September 30, 2023 and December 31, 2022, the Company had six and four non-performing loans with total carrying value of $171.3 million and $89.9 million, respectively. The allowance for credit losses for these non-performing loans were $58.9 million and $25.5 million as of September 30, 2023 and December 31, 2022, respectively.
Loan Risk Rating
The Company assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and

Notes to Unaudited Consolidated Financial Statements

(iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

    The following table presents the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating as of September 30, 2023:

	September 30, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	25,044,070	4.7%	—	—	—	—	18,044,070	7,000,000
3	14	334,868,607	63.0%	7,904,530	155,389,458	96,956,107	27,826,630	43,861,312	2,930,570
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	171,348,201	32.3%	—	20,840,888	—	—	60,060,257	90,447,056
	22	531,260,878	100.0%	$7,904,530	$176,230,346	$96,956,107	$27,826,630	$121,965,639	$100,377,626
Allowance for credit losses		(60,578,587)
Total, net of allowance for credit losses		$470,682,291

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

In December 2022, the borrower of a $40.1 million senior loan experienced financial difficulty and offered to repay the loan for $38.7 million. The remaining $1.4 million was converted to subordinated equity that accrues dividends at 8.0% and the

Notes to Unaudited Consolidated Financial Statements

Company is entitled to receive waterfall profit upon a sale. The Company does not anticipate a full recovery of the equity position and does not expect to receive any additional income. As a result, the remaining $1.4 million is reflected as a loan receivable and it is fully reserved for as of September 30, 2023 and December 31, 2022. The Company classified this loan modification as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$40,072,138
Post-modified recorded carrying value (1)	$1,364,944
_______________
(1) As of September 30, 2023 and December 31, 2022, the principal balance of this loan was the same as the carrying value. The Company recorded an allowance for credit losses of $1.4 million to fully reserve for the unpaid principal balance. There was no income from this investment from the date of modification on December 28, 2022 through September 30, 2023.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of September 30, 2023 and December 31, 2022, the unfunded commitment was $37.4 million and $22.4 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of September 30, 2023 and December 31, 2022, the Company owned 14.9% and 27.9% of the equity interest in RESOF, respectively. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in RESOF was $18.3 million and $36.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded equity income from RESOF of $0.9 million and $0.05 million, respectively. The equity income for the nine months ended September 30, 2023 included the negative adjustments made due to the dilution in the Company’s ownership interest in RESOF as new investors were admitted in 2022 and 2023. For the three and nine months ended September 30, 2023, the Company received distributions from RESOF of $0.7 million and $5.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded equity income from RESOF of $2.1 million and $5.0 million, respectively, and received no distributions from RESOF.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	As of
	September 30, 2023	December 31, 2022
Investments at fair value (cost of $166,181,966 and $176,035,290, respectively)	$174,083,602	$178,283,703
Other assets	34,383,022	23,918,841
Total assets	208,466,624	202,202,544
Revolving line of credit, net of financing costs	38,190,052	14,795,985
Obligations under participation agreement (proceeds of $38,444,357 and $41,726,565, respectively)	38,868,663	41,962,861
Other liabilities	11,019,371	17,120,804
Total liabilities	88,078,086	73,879,650
Partners’ capital	$120,388,538	$128,322,894

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$8,504,140	$12,581,277	$24,880,051	$23,317,312
Total expenses	2,981,365	3,434,548	9,975,744	6,489,678
Net investment income	5,522,775	9,146,729	14,904,307	16,827,634
Unrealized appreciation (depreciation) on investments	533,266	(644,446)	(350,676)	917,745
Provision for income tax	—	—	(138,944)	—
Net increase in partners’ capital resulting from operations	$6,056,041	$8,502,283	$14,414,687	$17,745,379

Equity Investment in Joint Ventures

As of September 30, 2023 and December 31, 2022, the Company beneficially owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million.

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

Notes to Unaudited Consolidated Financial Statements

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		September 30, 2023		December 31, 2022
Entity	Co-owner (1)	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC (1)	Affiliate/Third party	27.2%	$6,431,784	27.2%	$7,271,603
LEL NW 49th JV LLC (1)	Affiliate/Third party	27.2%	1,653,527	27.2%	1,521,556
TCG Corinthian FL Portfolio JV LLV (1)(2)	Affiliate/Third Party	30.6%	6,108,226	30.6%	6,896,816
SF-Dallas Industrial, LLC (3)	N/A	N/A	—	N/A	10,013,691
			$14,193,537		$25,703,666
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

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of
	September 30, 2023	December 31, 2022
Net investments in real estate	$191,498,145	$192,616,298
Other assets	12,614,486	12,817,388
Total assets	204,112,631	205,433,686
Mortgage loan payable	149,120,780	147,740,645
Other liabilities	5,288,108	3,104,624
Total liabilities	154,408,888	150,845,269
Members’ capital	$49,703,743	$54,588,417

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,369,642	$3,830,398	$12,537,910	$9,961,868
Operating expenses	(1,902,828)	(1,960,888)	(6,227,802)	(4,984,553)
Depreciation and amortization expense	(1,706,127)	(1,296,079)	(5,399,378)	(3,051,976)
Interest expense	(2,638,961)	(2,269,662)	(7,794,759)	(5,099,449)
Unrealized (losses) gains	(995,658)	1,617,548	(2,245,640)	3,023,925
Net loss	$(2,873,932)	$(78,683)	$(9,129,669)	$(150,185)

For the three and nine months ended September 30, 2023, the Company recorded net equity loss from the joint ventures and the mezzanine loan of $0.9 million and $2.2 million, respectively, and did not receive any distributions from the joint ventures. For the three and nine months ended September 30, 2022, the Company recorded net equity loss from the joint ventures of $0.6 million and $0.7 million, respectively, and received distributions from the joint ventures of $0.2 million and $0.9 million, respectively. In connection with these investments, the Company paid origination fee to the Manager totaling $0.5 million, to be amortized to equity income over the life of the respective joint venture.

Notes to Unaudited Consolidated Financial Statements

Note 6. Real Estate Owned, Net

Real Estate Activities

2023 — During the nine months ended September 30, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. In October 2023, the Company conveyed its interest in the office building to the lender by deed-in-lieu of foreclosure. Accordingly, the Company no longer owns the multi-tenant office building.

Additionally, during the nine months ended September 30, 2023, the Company entered into the following investments:

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

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas and a multi-tenant office building located in California, with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	September 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$—	$—	$—
Building and building improvements	144,743,638	(7,892,321)	136,851,317	51,725,969	(5,711,468)	46,014,501
Tenant improvements	1,879,672	(1,438,553)	441,119	1,854,640	(1,224,648)	629,992
Furniture and fixtures	236,000	(236,000)	—	236,000	(220,267)	15,733
Total real estate	170,644,314	(9,566,874)	161,077,440	53,816,609	(7,156,383)	46,660,226
Lease intangible assets:
In-place lease	27,701,537	(15,075,179)	12,626,358	14,982,538	(12,493,079)	2,489,459
Above-market rent	156,542	(90,706)	65,836	156,542	(77,540)	79,002
Total intangible assets	27,858,079	(15,165,885)	12,692,194	15,139,080	(12,570,619)	2,568,461
Lease intangible liabilities:
Below-market rent	(11,619,059)	3,827,171	(7,791,888)	(2,754,922)	2,428,647	(326,275)
Above-market ground lease	(8,896,270)	673,466	(8,222,804)	(8,896,270)	575,705	(8,320,565)
Total intangible liabilities	(20,515,329)	4,500,637	(16,014,692)	(11,651,192)	3,004,352	(8,646,840)
Total real estate	$177,987,064	$(20,232,122)	$157,754,942	$57,304,497	$(16,722,650)	$40,581,847

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate operating revenues:
Lease revenue	$3,114,212	$1,752,594	$6,482,943	$5,251,417
Other operating income	1,006,828	1,210,218	1,775,000	3,682,170
Total	$4,121,040	$2,962,812	$8,257,943	$8,933,587
Real estate operating expenses:
Utilities	$111,755	$84,769	$218,088	$186,274
Real estate taxes	590,894	353,361	1,483,255	1,044,520
Repairs and maintenances	230,701	171,085	694,253	498,318
Management fees	104,036	68,867	230,334	206,954
Lease expense, including amortization of above-market ground lease	487,163	487,163	1,461,489	1,461,489
Other operating expenses	387,773	109,604	899,027	342,585
Total	$1,912,322	$1,274,849	$4,986,446	$3,740,140

Leases

    As of September 30, 2023, the Company owned eight industrial buildings that were leased to ten tenants and a multi-tenant office building that was leased to three tenants. As of December 31, 2022, the Company owned a multi-tenant office building that was leased to three tenants. In addition, the office building is subject to a ground lease whereby the Company was the lessee (or a tenant) to the ground lease. The ground lease had a remaining lease term of 63.1 years as of September 30, 2023,

Notes to Unaudited Consolidated Financial Statements

and provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. On October 19, 2023, the Company conveyed its interest in the property to a subsidiary of Centennial Bank by deed in lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease and will promptly take the technical steps necessary to terminate its involvement in the litigation.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at September 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (October 1 through December 31)	$2,338,114
2024	9,456,610
2025	4,940,447
2026	4,600,139
2027	3,162,610
Thereafter	5,821,613
Total	$30,319,533

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at September 30, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Decrease in Rent Expense (1)	Total
2023 (October 1 through December 31)	$(783,637)	$1,378,786	$(65,174)	$529,975
2024	(3,090,247)	5,423,504	(130,348)	2,202,909
2025	(1,532,194)	2,139,932	(130,348)	477,390
2026	(1,158,162)	1,780,528	(130,348)	492,018
2027	(393,640)	768,252	(130,348)	244,264
Thereafter	(768,172)	1,135,356	(7,636,238)	(7,269,054)
Total	$(7,726,052)	$12,626,358	$(8,222,804)	$(3,322,498)
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; amortization of in-place lease intangibles is included in depreciation and amortization; and amortization of above-market ground lease is recorded as a reduction to rent expense.

Notes to Unaudited Consolidated Financial Statements

Supplemental Ground Lease Disclosures

    Supplemental balance sheet information related to the ground lease was as follows as of:

	September 30, 2023	December 31, 2022
Operating lease
Operating lease right-of-use asset	$27,365,847	$27,378,786
Operating lease liability	$27,365,847	$27,378,786

Weighted average remaining lease term — operating lease (years)	63.1	63.8

Weighted average discount rate — operating lease	7.6%	7.6%

    The component of lease expense for the ground lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$519,750	$519,750	$1,559,250	$1,559,250

Supplemental non-cash information related to the ground lease was as follows:

	Nine Months Ended September 30,
	2023	2022
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,559,250	$1,559,250

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,559,250	$1,559,250

    Maturities of operating lease liability as of September 30, 2023 was as follows:

Years Ending December 31,	Operating Lease
2023 (October 1 through December 31)	$519,750
2024	2,079,000
2025	2,079,000
2026	2,079,000
2027	2,079,000
Thereafter	122,227,875
Total lease payments	131,063,625
Less: Imputed interest	(103,697,778)
Total	$27,365,847

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

      Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

As of September 30, 2023 and December 31, 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, held-to-maturity debt securities, obligations under participation agreements, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$3,199,919	$—	$—	$3,199,919
Marketable securities - debt securities	1,241,993	—	—	1,241,993
Marketable securities - equity securities	5,812,498	—	—	5,812,498
Derivative - interest rate cap (2)	—	—	212,754	212,754
Total	$10,254,410	$—	$212,754	$10,467,164
_______________

Notes to Unaudited Consolidated Financial Statements

(1) Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2) Amount is included in other assets on the consolidated balance sheets.

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$147,960	$—	$—	$147,960
Total	$147,960	$—	$—	$147,960

The following table presents the activities of the marketable securities and derivatives:

	Nine Months Ended September 30,
	2023		2022
	Marketable Securities	Derivatives	Marketable Securities
Beginning balance	$147,960	$—	$1,310,000
Purchases (1)	7,905,211	258,500	—
Proceeds from sale	—	—	(1,259,417)
Reclassification of net realized gains on marketable securities into earnings	—	—	83,411
Unrealized losses on marketable securities and derivatives	(998,680)	(45,746)	(133,994)
Ending balance	$7,054,491	$212,754	$—
    _______________
(1)On July 25, 2023, the Company disclosed that it acquired approximately 5.2% of the outstanding shares of common stock of MITT as of July 24, 2023.

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

Notes to Unaudited Consolidated Financial Statements

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2023			December 31, 2022
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$488,352,413	$492,491,151	$433,004,722	$604,068,894	$609,889,829	$581,182,892
Loans held for investment acquired through participation	3	38,444,357	38,769,727	38,868,664	41,726,565	42,072,828	41,962,862
Allowance for loan losses		—	(60,578,587)	—	—	(25,471,890)	—
Total loans		$526,796,770	$470,682,291	$471,873,386	$645,795,459	$626,490,767	$623,145,754
Liabilities:
Term loan payable	3	$15,000,000	$14,898,434	$15,000,000	$25,000,000	$25,000,000	$25,000,000
Unsecured notes payable	1	123,500,000	117,901,452	102,979,350	123,500,000	116,530,673	103,481,748
Repurchase agreement payable	3	112,905,625	112,392,727	112,905,625	170,876,606	169,304,710	170,876,606
Obligations under participation agreements	3	—	—	—	12,584,958	12,680,594	12,680,595
Mortgage loan payable	3	100,852,253	99,434,309	101,118,741	29,252,308	29,488,326	29,394,870
Revolving line of credit payable	3	50,369,205	50,251,912	50,369,205	90,135,865	89,807,448	90,135,865
Note payable	3	37,000,000	36,562,785	37,000,000	—	—	—
Total liabilities		$439,627,083	$431,441,619	$419,372,921	$451,349,737	$442,811,751	$431,569,684

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2023 and December 31, 2022 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2).

There were no impairment charges for the three months ended September 30, 2023 and 2022. The following table presents information about assets for which the Company recorded impairment charges and that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Fair Value	Impairment Charges	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$27,004,389	$11,765,540	$8,395,011	$1,604,989
		$11,765,540		$1,604,989

Impairment charges, and their related triggering events and fair value measurements were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges in the consolidated statements of operations.

For the nine months ended September 30, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.50%) and terminal capitalization rate (7.50%). In October 2023, the Company

Notes to Unaudited Consolidated Financial Statements

conveyed its interest in the office building to the lender by deed in lieu of foreclosure. Accordingly, the Company no longer owns the multi-tenant office building.

For the nine months September 30, 2022, the Company recorded an impairment charge of $1.6 million on the 4.9 acres of land located in Pennsylvania to reduce the carrying value of the land to its estimated fair value, which was based on the selling price in the purchase and sale agreement. The land was sold in June 2022.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities, held-to-maturity debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

    Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e., a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2023	Primary Valuation Technique	Unobservable Inputs	September 30, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$433,004,722	Discounted cash flow	Discount rate	9.03%	16.55%	12.23%
Loans held for investment acquired through participation, net	38,868,664	Discounted cash flow	Discount rate	15.30%	18.32%	17.74%
Total Level 3 Assets	$471,873,386
Liabilities:
Repurchase agreement payable	112,905,625	Discounted cash flow	Discount rate	6.18%	10.32%	7.38%
Mortgage loan payable	101,118,741	Discounted cash flow	Discount rate	6.25%	9.17%	7.89%
Term loan payable	15,000,000	Discounted cash flow	Discount rate	12.71%	12.71%	12.71%
Revolving line of credit	50,369,205	Discounted cash flow	Discount rate	8.67%	8.67%	8.67%
Note payable	37,000,000	Discounted cash flow	Discount rate	10.92%	10.92%	10.92%
Total Level 3 Liabilities	$316,393,571

Notes to Unaudited Consolidated Financial Statements

	Fair Value at December 31, 2022	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$581,182,892	Discounted cash flow	Discount rate	8.71%	19.36%	11.46%
Loans held for investment acquired through participation, net	41,962,862	Discounted cash flow	Discount rate	15.25%	17.06%	16.67%
Total Level 3 Assets	$623,145,754
Liabilities:
Repurchase agreement payable	170,876,606	Discounted cash flow	Discount rate	5.22%	6.17%	6.82%
Obligations under participation agreements	12,680,595	Discounted cash flow	Discount rate	16.36%	16.36%	16.36%
Mortgage loan payable	29,394,870	Discounted cash flow	Discount rate	8.24%	8.24%	8.24%
Term loan payable	25,000,000	Discounted cash flow	Discount rate	5.63%	5.63%	5.63%
Revolving line of credit	90,135,865	Discounted cash flow	Discount rate	7.64%	7.64%	7.64%
Total Level 3 Liabilities	$328,087,936

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	$488,219	$737,903	$1,302,826	$1,806,215
Asset management fee	2,049,916	1,611,934	6,152,392	4,740,657
Asset servicing fee	487,210	379,712	1,454,109	1,124,759
Operating expenses reimbursed to Manager	2,407,757	2,013,135	6,704,790	6,082,333
Disposition fee (3)	242,500	410,694	1,451,063	890,194
Total	$5,675,602	$5,153,378	$17,065,180	$14,644,158
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the industrial buildings in 2023. Amount for the nine months ended September 30, 2022 excluded $0.2 million of origination fee paid to the Manager in connection with the Company’s equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2023 and December 31, 2022, the Company had not received any breakup fees.

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

Distributions Paid

For the three months ended September 30, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.7 million, respectively, of which $4.7 million and none were returns of capital, respectively. For the nine months ended September 30, 2023 and 2022, the Company made distributions to investors totaling $14.0 million and $11.4 million, respectively, of which $13.5 million and $5.4 million were returns of capital, respectively (Note 11).

Due to Manager

    As of September 30, 2023 and December 31, 2022, approximately $3.2 million and $3.9 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	September 30, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,283,132
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,486,595
Allowance for credit losses		—	(415,268)
		$38,444,357	$38,354,459

	December 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Havemeyer TSM LLC (1)(2)	23.00%	$3,282,208	$3,313,813
Mesa AZ Industrial Owner, LLC (1)	38.27%	31,000,000	31,276,468
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,482,547
		$41,726,565	$42,072,828
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
________________
(1)Participant was a third party. In September 2023, the participant conveyed its interest in the obligation under participation agreements to the Company and the Company recognized a gain on debt extinguishment of $14.1 million.

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
In connection with the issuance of the 6.00% Senior Notes Due 2026, the Company entered into (i) an Indenture, dated June 10, 2021 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and (ii) the First Supplemental Indenture thereto, dated June 10, 2021 (the “Supplemental Indenture” and, collectively with the Base Indenture, the “Indenture”), by and between the Company and the Trustee. The Indenture contains certain covenants that, among other things, limit the ability of the Company, subject to exceptions, to make distributions in excess of 90% of the Company’s taxable income, incur indebtedness (as defined in the Indenture) or purchase shares of the Company’s capital stock unless the Company has an asset coverage ratio (as defined in the Indenture) of at least 150% after giving effect to such transaction. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the covenants included in the Indenture.

The 7.00% Senior Notes Due 2026

As previously reported by Terra BDC, on February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, for net proceeds of $33.7 million after deducting underwriting commissions of $1.1 million and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes

Notes to Unaudited Consolidated Financial Statements

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

Summarized Information

The table below presents detailed information regarding the unsecured notes payable as of:

	September 30, 2023			December 31, 2022
	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
6.00% Senior Notes Due 2026 (1)	$85,125,000	$82,992,867	$66,738,000	$85,125,000	$82,487,769	$68,100,000
7.00% Senior Notes Due 2026 (2)	38,375,000	34,908,585	36,241,350	38,375,000	34,042,904	35,381,748
	$123,500,000	$117,901,452	$102,979,350	$123,500,000	$116,530,673	$103,481,748
_______________
(1)Carrying value is net of unamortized issue discount of $1.6 million and $1.9 million, and unamortized deferred financing costs of $0.6 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Carrying value is net of unamortized purchase discount of $3.5 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively.

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

Notes to Unaudited Consolidated Financial Statements

facility to March 12, 2024 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. On August 3, 2022, the Company further amended the Revolving Line of Credit to increase the borrowing sub-limit in New York City and to allow for loans acquired through participation agreements as eligible assets.

In connection with the Revolving Line of Credit, the Company entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which the Company guarantees the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, the Company is required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $3.5 million quarterly operating profit, as defined within the agreement; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

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

As of September 30, 2023 and December 31, 2022, borrowings under the Revolving Line of Credit were $50.4 million and $90.1 million, respectively, collateralized by $87.5 million and $177.4 million of eligible assets, respectively. For the nine months ended September 30, 2023 and 2022, the Company received proceeds from the Revolving Line of Credit of $57.0 million and $41.2 million, respectively, and made repayments of $96.8 million and $55.6 million, respectively.

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

In connection with the UBS Master Repurchase Agreement, the Company entered into a Guarantee Agreement in favor of the Buyer (as amended, the “UBS Guarantee Agreement”), pursuant to which the Company will guarantee the payment of up to 25% of the amount outstanding under the UBS Master Repurchase Agreement. The UBS Master Repurchase Agreement and the UBS Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the UBS Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the UBS Master Repurchase Agreement; (ii) total liquidity of at least the

Notes to Unaudited Consolidated Financial Statements

greater of $15 million or 10% of the then-current outstanding amount under the UBS Master Repurchase Agreement (iii) tangible net worth at an amount equal to or greater than $215.7 million plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio (the “interest coverage ratio”) of not less than 1.25 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.50 to 1.00. As of December 31, 2022, the Company was in compliance with these covenants. As of September 30, 2023, the Company obtained a modification from the Buyer reducing the minimum interest coverage ratio to 1.10 to 1.00 (from 1.25 to 1.00) for the quarter ending September 30, 2023. Absent any further modifications or waivers from the Buyer after September 30, 2023, the interest coverage ratio threshold will revert to 1.25 to 1.00 for the quarters ending December 31, 2023 and thereafter. The modification also reduces the minimum tangible net worth to $225 million plus 75% of new capital contributions thereafter (from $269 million plus 75% of new capital contributions) for the quarter ending September 30, 2023 and all subsequent quarters. Accordingly, the Company was in compliance with all the financial covenants (as so modified) for the quarter ending September 30, 2023.

The following tables present detailed information with respect to each borrowing under the UBS Master Repurchase Agreement as of:

	September 30, 2023
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,863,816	$28,918,363	11/8/2021	$18,970,000	Term SOFR+1.75%
Grandview’s Remington Place, LLC	23,100,000	23,206,471	23,235,030	5/6/2022	18,480,000	Term SOFR + 1.965%
	$51,100,000	$52,070,287	$52,153,393		$37,450,000

	December 31, 2022
	Collateral			Borrowings Under Master Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
NB Factory TIC 1, LLC	$28,000,000	$28,857,892	$28,902,234	11/8/2021	$18,970,000	LIBOR+1.74% (LIBOR floor of 0.1%)
Grandview’s Madison Place, LLC	17,000,000	17,105,928	17,105,928	3/7/2022	13,600,000	Term SOFR + 1.965%
Grandview’s Remington Place, LLC	23,100,000	23,199,620	23,203,343	5/6/2022	18,480,000	Term SOFR + 1.965%
	$68,100,000	$69,163,440	$69,211,505		$51,050,000

For the nine months ended September 30, 2023, the Company had no additional borrowings and made a repayment of $13.6 million under the UBS Master Repurchase Agreement. For the nine months ended September 30, 2022, the Company borrowed $30.9 million and did not make any repayments under the UBS Master Repurchase Agreement.

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

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require the Company to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants. Based on current projections, it appears likely that the Company will not satisfy the interest coverage ratio as of December 31, 2023 (all other financial covenants are currently projected to be satisfied). The Company has had discussions with the GS Buyer about this situation, and the GS Buyer has preliminarily indicated its willingness to modify the interest coverage ratio prospectively to a lower threshold (from 1.50 to 1.00) for the quarter ending December 31, 2023 and all subsequent quarters (consistent with analogous modifications the GS Buyer has made with other borrowers under similar repurchase facilities), so that no default would currently be expected to arise thereunder for the quarter ending December 31, 2023 or subsequent quarters. The Company expects to modify the Guarantee Agreement prior to December 31, 2023. However, in the event such modification does not occur, the GS Buyer would have remedies under the Repurchase Agreement including, among others, the right to accelerate all amounts due to the GS Buyer under the Repurchase Agreement, to charge interest at a default rate (equal to 5.0% per annum above the non-default rate), to retain all cash flow from the loans originated by the Company which are subject to the Repurchase Agreement, and/or sell such loans in a private sale on terms possibly unfavorable to the Company. The consequences of an exercise of such remedies could be materially adverse to the Company resulting in a potential loss in net asset value equal to the difference between the carrying value of collateral and the carrying value of borrowings under the Repurchase Agreement as well as maximum recourse exposure of up to 25% of the total principal amount outstanding under the Repurchase Agreement.

The following tables present detailed information with respect to each borrowing under the Repurchase Agreement as of:

	September 30, 2023
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	$58,695,313	$58,695,313	$50,900,000	2/18/2022	$20,072,636	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,861,312	43,549,187	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,044,070	17,980,843	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
Hillsborough Owners LLC	21,826,479	21,926,266	21,977,570	7/14/2023	12,888,441	Term SOFR + 5% (0.25% Floor)
	$141,744,174	$142,526,961	$134,407,600		$75,455,625

Notes to Unaudited Consolidated Financial Statements

	December 31, 2022
	Collateral			Borrowings Under Repurchase Agreement
	Principal Amount	Carrying Value	Fair Value	Borrowing Date	Principal Amount	Interest Rate
330 Tryon DE LLC	$22,800,000	$22,902,215	$22,687,235	2/18/2022	$18,240,000	Term SOFR + 2.015% (0.01% floor)
1389 Peachtree St, LP; 1401 Peachtree St, LP; and 1409 Peachtree St, LP	57,184,178	57,453,482	56,844,322	2/18/2022	41,587,275	Term SOFR + 2.465%
AGRE DCP Palm Springs, LLC	43,222,382	43,758,804	43,062,933	2/18/2022	28,094,548	Term SOFR + 1.315% (1.8% floor)
Patrick Henry Recovery Acquisition, LLC	18,000,000	18,041,782	17,824,300	2/18/2022	14,400,000	Term SOFR + 0.865% (1.5% floor)
University Park Berkeley, LLC	26,342,468	26,536,122	26,472,938	2/18/2022	17,504,783	Term SOFR + 1.365% ( 1.50% floor)
	$167,549,028	$168,692,405	$166,891,728		$119,826,606

For the nine months ended September 30, 2023 and 2022 the Company borrowed $14.2 million and $119.8 million, respectively, under the Repurchase Agreement and made repayments of $58.6 million and zero, respectively.

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

Notes to Unaudited Consolidated Financial Statements

On June 30, 2023, the Company, Eagle Point and the Lenders entered into an amendment to the Credit Agreement, pursuant to which the Credit Agreement was amended to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the loans bear interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, the Company paid Eagle Point a loan origination fee of $150,000, to be amortized to interest expense over the remaining term of the Term Loan. As of September 30, 2023 and December 31, 2022, the principal amount outstanding under the Term Loan was $15.0 million and $25.0 million, respectively.

The Credit Agreement contains customary representations, warranties, reporting requirements, borrowing conditions and affirmative, negative and financial covenants. As of September 30, 2023 and December 31, 2022, Terra LLC was in compliance with these covenants.

Mortgage Loans Payable

Mortgage Loan Financing Activities

2023 — During the nine months ended September 30, 2023, the Company entered into the following financing arrangements:
•A mortgage loan with total commitment of $37.0 million for the acquisition of three industrial buildings in March 2023. As of September 30, 2023, total amount funded was $33.0 million; and
•A mortgage loan of $40.3 million to finance the acquisition of five industrial buildings in May 2023.
The following table presents certain information about mortgage loans payable as of:

			September 30, 2023			December 31, 2022
Lender	Current Interest Rate	Maturity Date	Principal Amount	Carrying Value	Carrying Value of Collateral	Principal Amount	Carrying Value	Carrying Value of Collateral
Centennial Bank (1)	Term SOFR + 3.85% (Term SOFR Floor of 2.23%)	May 31, 2023	$27,603,118	$27,869,606	$27,004,389	$29,252,308	$29,488,326	$40,581,847
TPG RE Finance 24, LTD (2)	Term SOFR +3.5% (Term SOFR Floor of 3.75%	April 9, 2027	32,999,135	32,285,757	48,387,162	—	—	—
GSF Lender, LLC (3)	6.254%	June 6, 2028	40,250,000	39,278,946	82,363,391	—	—	—
			$100,852,253	$99,434,309	$157,754,942	$29,252,308	$29,488,326	$40,581,847
___________________
(1)This loan was collateralized by a multi-tenant office building that the Company acquired through foreclosure. In October 2023, the Company conveyed its interest in the office building to the lender by deed-in-lieu of foreclosure and the mortgage loan payable is effectively extinguished.
(2)This loan is collateralized by three industrial buildings that the Company acquired in March 2023.
(3)This loan is collateralized by five industrial buildings that the Company acquired in May 2023.

Note Payable

In September 2023, the Company borrowed $37.0 million under a promissory note that is collateralized by the underlying property of a $59.6 million senior loan. The promissory note bears interest at an annual rate of Term SOFR plus 5.6% with a combined floor of 10.9% and matures on March 22, 2025.

Scheduled Debt Principal Payments

Notes to Unaudited Consolidated Financial Statements

    Scheduled debt principal payments for each of the five calendar years following September 30, 2023 are as follows:

Years Ending December 31,	Total
2023 (October 1 through December 31)	$27,603,118
2024	178,274,831
2025	37,000,000
2026	123,500,000
2027	32,999,136
Thereafter	40,250,000
439,627,085
Unamortized deferred financing costs	(8,185,466)
Total	$431,441,619

     At September 30, 2023 and December 31, 2022, the unamortized deferred debt issuance costs were $8.2 million and $8.6 million, respectively.

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of September 30, 2023, there were no obligations under participation agreements. As of December 31, 2022, obligations under participation agreements had a carrying value of $12.7 million, and the carrying value of the loans that are associated with these obligations under participation agreements was $18.7 million, (see “Participation Agreements” in Note 8). The weighted-average interest rate on the obligations under participation agreements was 16.4% as of December 31, 2022.

Note 10. Commitments and Contingencies

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $44.4 million and $47.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 5, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of September 30, 2023 and December 31, 2022, the unfunded investment commitment was $37.4 million and $22.4 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company and the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Additionally, as described above under “Note 6. Real Estate Owned, Net—Real Estate Operating Revenue and Expenses,” as of September 30, 2023 and December 31, 2022, the Company owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for

Notes to Unaudited Consolidated Financial Statements

the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. The Company believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. The Company’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Since future rent reset determinations under the ground lease cannot be known at this time, the Company did not include any potential future rent increases in calculating the present value of future rent payments. On October 19, 2023, the Company conveyed its interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease and will promptly take the technical steps necessary to terminate its involvement in the litigation.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against the Company in the United States District Court, Southern District of New York (SDNY). The complaint was related to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleged that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that the Company, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or the Company. On July 24, 2023, the Company, through counsel appeared in the action. Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank sought to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleged that its loan to Terra Ocean was in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. On October 19, 2023, Terra Ocean conveyed to Centennial Bank, by deed-in-lieu-of-foreclosure, the leasehold interest that is the subject of the Lease Litigation. In connection with that conveyance, the Company and Terra Ocean were released by Centennial Bank from all liability and obligations in connection with the loan originally made by Centennial Bank to Terra Ocean that was secured by its leasehold interest. Accordingly, the complaints described above have been irrevocably and permanently dismissed, and the Company and Terra Ocean have no further obligation or potential liability in connection therewith.

See Note 8 for a discussion of the Company’s commitments to the Manager.

Note 11. Equity

Earnings Per Share

The following table presents earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(17,477,698)	$(6,891,942)	$(36,167,284)	$(6,357,395)
Series A preferred stock dividend declared	—	(3,906)	(3,907)	(11,718)
Net loss allocable to common stock	$(17,477,698)	$(6,895,848)	$(36,171,191)	$(6,369,113)
Weighted-average shares outstanding - basic and diluted	24,335,576	19,487,460	24,335,460	19,487,460
Loss per share - basic and diluted	$(0.72)	$(0.35)	$(1.49)	$(0.33)

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2023, there were no Preferred Stock issued or outstanding. As of December 31, 2022 there were 125 shares of Series A Preferred Stock (as defined below) issued and outstanding.

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

Common Stock

On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of September 30, 2023, Terra JV, LLC, former shareholders of Terra BDC and Terra Offshore Funds REIT, LLC held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of the Class B Common Stock, respectively.

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

Notes to Unaudited Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022, the Company made distributions to investors totaling $4.7 million and $3.7 million, respectively, of which $4.7 million and none were returns of capital, respectively. For the nine months ended September 30, 2023 and 2022, the Company made distributions to investors totaling $14.0 million and $11.4 million, respectively, of which $13.5 million and $5.4 million were returns of capital, respectively. Additionally, for the three and nine months ended September 30, 2023 and 2022, the Company made distributions to preferred stockholders of none and $3,906, respectively, and $3,907 and $11,718, respectively.

Dividend Reinvestment Plan

On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the nine months ended September 30, 2023, the Company issued 341 shares of Class B Common Stock for a total of $4,563 pursuant to the Plan.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the deed-in-lieu of foreclosure transaction discussed in Note 6. Real Estate Owned, Net and Note 9. Debt that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

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

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, an amendment of our charter to incorporate certain provisions generally required by state securities regulators in interpreting and applying the terms of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association to allow us to publicly sell unlisted shares (provided that such NASAA REIT Guidelines-based provisions would only take effect when a registration statement related to the publicly offered unlisted shares is declared effective), an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain of our affiliate funds (the “Terra Funds”) to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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

    As of September 30, 2023, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 22 loans in nine states with an aggregate net principal balance of $526.8 million, a weighted average coupon rate of 13.0% and a weighted average remaining term to maturity of 0.6 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of September 30, 2023, our portfolio included underlying properties located in 22 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes. Following the REIT formation transaction, Terra Fund 5 contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of September 30, 2023, former Terra BDC stockholders owned approximately 19.9% of our common equity, Terra JV held 70.0% of the issued and outstanding shares of our common stock with the remainder of 10.1% held by Terra Offshore REIT; and Terra Fund 5 and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
Merger Agreements

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

On June 28, 2023, we announced we entered into an Agreement and Plan of Merger, dated as of June 27, 2023 (the “WMC Merger Agreement”), with Western Asset Mortgage Capital Corporation, a Delaware corporation (“WMC”). On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and we were paid a termination fee of $3.0 million. For more information about the Termination, refer to Note 3 included in Part I, Item 1 of this quarterly report on Form 10-Q.

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	September 30, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	17	22	—	22
Principal balance	$53,349,208	$473,447,562	$526,796,770	$—	$526,796,770
Carrying value	53,449,024	417,233,267	470,682,291	—	470,682,291
Fair value	52,771,702	419,101,684	471,873,386	—	471,873,386
Weighted average coupon rate	12.94%	13.05%	13.04%	—%	13.04%
Weighted-average remaining term (years)	1.30	0.48	0.57	0.00	0.57

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Carrying value	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.43%, average SOFR of 5.32% and Term SOFR of 5.32% as of September 30, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of September 30, 2023 and December 31, 2022, amount included $339.9 million and $413.1 million of senior mortgages used as collateral for $200.3 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of September 30, 2023 and December 31, 2022, 15 and 21 loans, respectively, are subject to a LIBOR, SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, as of September 30, 2023, we owned eight industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure; and as of December 31, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had a net carrying value of $157.8 million and $40.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the mortgage loans payable encumbering the industrial buildings and the multi-tenant office building had an outstanding principal amount of $100.9 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Equity Investments

Additionally, as of September 30, 2023 and December 31, 2022, we owned 14.9% and 27.9%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. In May 2023, we purchased the underlying assets and the $10.0 million mezzanine loan was settled in connection with the purchase. As of September 30, 2023 and December 31, 2022, these equity investments had total carrying value of $32.5 million and $62.5 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of September 30, 2023 and December 31, 2022 was $10.97 and $13.23, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended September 30, 2023 and 2022, we invested $3.9 million and $94.8 million in new and add-on investments and had $16.5 million and $31.6 million of repayments, resulting in net investments of $20.4 million and $63.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the nine months ended September 30, 2023 and 2022, we invested $37.1 million and $120.5 million in new and add-on investments and had $29.8 million and $43.5 million of repayments, resulting in net investments of $7.3 million and $77.0 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

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

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	September 30, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$362,563,401	$366,424,572	77.9%	$456,408,889	$461,299,182	75.1%
Preferred equity investments	125,951,529	126,578,253	26.9%	121,231,434	122,132,177	19.9%
Mezzanine loans	38,281,840	38,258,053	8.1%	26,767,345	26,770,521	4.4%
Credit facility	—	—	—%	28,802,833	29,080,183	4.7%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$633,210,501	$613,810,173	100.0%

	September 30, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$167,559,588	$167,607,063	35.5%	$171,611,750	$172,042,063	27.9%
Multifamily	82,183,385	82,707,320	17.6%	104,589,464	105,570,432	17.2%
Industrial	66,571,495	67,125,625	14.3%	147,796,164	148,891,742	24.3%
Mixed-use	63,096,365	63,559,577	13.5%	64,880,450	65,838,965	10.7%
Infill land	51,913,555	53,168,879	11.3%	48,860,291	49,565,437	8.1%
Hotel - full/select service	43,222,382	43,861,312	9.3%	43,222,382	43,758,804	7.1%
Student housing	31,000,000	31,794,386	6.8%	31,000,000	31,774,261	5.2%
Infrastructure	21,250,000	21,436,716	4.6%	21,250,000	21,840,359	3.6%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$633,210,501	$613,810,173	100.0%

	September 30, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$139,930,729	$141,243,492	30.1%	$151,668,387	$153,158,967	24.9%
New York	90,447,055	90,447,055	19.2%	91,845,479	91,877,084	14.9%
New Jersey	80,485,050	82,011,372	17.4%	62,228,622	62,958,482	10.3%
Georgia	75,632,491	75,938,028	16.1%	72,401,718	73,101,964	11.9%
Utah	49,250,000	50,300,532	10.7%	49,250,000	50,698,251	8.3%
Washington	31,224,966	31,111,001	6.6%	56,671,267	57,027,639	9.3%
Arizona	31,000,000	31,283,132	6.6%	31,000,000	31,276,468	5.1%
North Carolina	21,826,479	21,926,266	4.7%	43,520,028	44,041,162	7.2%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	11.1%
Allowance for credit losses	—	(60,578,587)	(12.9)%	—	(25,471,890)	(4.1)%
Total	$526,796,770	$470,682,291	100.0%	$633,210,501	$613,810,173	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022		Change
Revenues
Interest income	$12,712,587	$9,839,007	$2,873,580	$44,206,847	$28,995,209		$15,211,638
Real estate operating revenue	4,121,040	2,962,812	1,158,228	8,257,943	8,933,587		(675,644)
Prepayment fee income	—	809,301	(809,301)	—	1,984,061		(1,984,061)
Other operating income	275,944	52,046	223,898	429,407	550,692		(121,285)
	17,109,571	13,663,166	3,446,405	52,894,197	40,463,549		12,430,648
Operating expenses
Operating expenses reimbursed to Manager	2,407,757	2,013,135	394,622	6,704,790	6,082,333		622,457
Asset management fee	2,049,916	1,611,934	437,982	6,152,392	4,740,657		1,411,735
Asset servicing fee	487,210	379,712	107,498	1,454,109	1,124,759		329,350
Provision for credit losses	27,096,841	9,188,129	17,908,712	30,899,434	9,264,058		21,635,376
Real estate operating expenses	1,912,322	1,274,849	637,473	4,986,446	3,740,140		1,246,306
Depreciation and amortization	2,551,323	1,718,374	832,949	4,989,800	5,155,119		(165,319)
Impairment charges	—	—	—	11,765,540	1,604,989		10,160,551
Professional fees	1,081,803	594,318	487,485	2,849,125	2,348,190		500,935
Directors’ fees	83,750	36,249	47,501	263,964	108,748		155,216
Other	92,112	49,016	43,096	495,987	506,640		(10,653)
	37,763,034	16,865,716	20,897,318	70,561,587	34,675,633		35,885,954
Operating (loss) income	(20,653,463)	(3,202,550)	(17,450,913)	(17,667,390)	5,787,916		(23,455,306)
Other income and expenses		—
Interest expense from obligations under participation agreements	(243,945)	(562,182)	318,237	(1,353,006)	(2,875,946)		1,522,940
Interest expense on repurchase agreements payable	(2,502,623)	(2,394,754)	(107,869)	(8,505,926)	(4,815,863)		(3,690,063)
Interest expense on mortgage loans payable	(2,133,874)	(534,617)	(1,599,257)	(4,520,974)	(1,574,063)		(2,946,911)
Interest expense on revolving line of credit	(1,968,212)	(647,473)	(1,320,739)	(6,473,793)	(1,872,504)		(4,601,289)
Interest expense on term loan payable	(532,387)	—	(532,387)	(1,239,418)	(164,969)		(1,074,449)
Interest expense on unsecured notes payable	(2,416,518)	(1,436,107)	(980,411)	(7,216,091)	(4,299,167)		(2,916,924)
Interest expense on note payable	(107,702)	—	(107,702)	(107,702)			(107,702)
Interest expense on secured borrowing	—	(397,932)	397,932	—	(1,507,572)		1,507,572
Gain on extinguishment of debt	14,079,379	—	14,079,379	14,079,379	—	14,079,379	14,079,379
Unrealized losses on investments, net	(1,040,192)	—	(1,040,192)	(982,384)	(133,994)		(848,390)
Income (loss) from equity investment in unconsolidated investments	41,839	1,483,846	(1,442,007)	(2,154,955)	4,267,513		(6,422,468)
Gain on sale of interests in unconsolidated investments	—	799,827	(799,827)	—	799,827		(799,827)
Loss on sale of real estate	—	—	—	—	(51,984)		51,984
Realized (losses) gains on investments, net	—	—	—	(25,024)	83,411		(108,435)
	3,175,765	(3,689,392)	6,865,157	(18,499,894)	(12,145,311)		(6,354,583)
Net loss	$(17,477,698)	$(6,891,942)	$(10,585,756)	$(36,167,284)	$(6,357,395)		$(29,809,889)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.
    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$523,306,837	13.1%	$533,529,996	9.8%
Obligations under participation agreements and secured borrowing	(13,690,945)	17.3%	(68,210,457)	10.5%
Promissory note payable	(3,700,000)	10.9%	—	—
Repurchase agreement payable	(117,134,447)	7.4%	(193,403,018)	4.8%
Revolving line of credit	(86,269,481)	8.7%	(42,251,492)	6.4%
Net loans (3)	$302,511,964	16.4%	$229,665,029	14.4%
Senior loans
Gross loans	$396,644,512	12.6%	$394,986,942	8.6%
Obligations under participation agreements and secured borrowing	(13,690,945)	17.3%	(25,547,563)	8.1%
Promissory note payable	(3,700,000)	10.9%	—	—
Repurchase agreement payable	(117,134,447)	7.4%	(193,403,018)	4.8%
Revolving line of credit	(86,269,481)	8.7%	(42,251,492)	6.4%
Net loans (3)	$175,849,639	17.7%	$133,784,869	15.0%
Subordinated loans (4)
Gross loans	$126,662,325	14.5%	$138,543,054	12.9%
Obligations under participation agreements	—	—%	(42,662,894)	12.7%
Net loans (3)	$126,662,325	14.5%	$95,880,160	13.1%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$587,736,739	12.6%	$532,459,434	9.6%
Obligations under participation agreements and secured borrowing	(13,353,339)	17.3%	(77,530,600)	10.6%
Promissory note payable	(912,329)	10.9%	—	—%
Repurchase agreement payable	(143,304,056)	7.4%	(209,832,900)	4.8%
Term loan payable	—	—%	(13,788,746)	5.3%
Revolving line of credit	(100,087,965)	8.7%	(49,545,296)	6.4%
Net loans (3)	$330,079,050	15.9%	$181,761,892	15.9%
Senior loans
Gross loans	$458,476,432	12.0%	$394,398,316	8.4%
Obligations under participation agreements and secured borrowing	(13,353,339)	17.3%	(33,158,284)	8.1%
Promissory note payable	(912,329)	10.9%	—	—%
Repurchase agreement payable	(143,304,056)	7.4%	(209,832,900)	4.8%
Term loan payable	—	—%	(13,788,746)	5.3%
Revolving line of credit	(100,087,965)	8.7%	(49,545,296)	6.4%
Net loans (3)	$200,818,743	16.6%	$88,073,090	18.5%
Subordinated loans (4)
Gross loans	$129,260,307	14.5%	$138,061,118	12.9%
Obligations under participation agreements	—	—%	(44,372,316)	12.7%
Net loans (3)	$129,260,307	14.5%	$93,688,802	13.0%

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

Interest Income

    For the three months ended September 30, 2023 as compared to the same period in 2022, interest income increased by $2.9 million, primarily due to an increase in contractual interest income as a result of an increase in the weighted average coupon rate due to increases in the underlying index rates, partially offset by a decrease in the weighted average principal balance of gross loans.

    For the nine months ended September 30, 2023 as compared to the same period in 2022, interest income increased by $15.2 million, primarily due to an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans due to new loans we originated in 2022 and loans we acquired in connection with the BDC Merger, as well as an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three months ended September 30, 2023 as compared to the same period in 2022, real estate operating revenue increased by $1.2 million, primarily due to rental income contributed by the industrial buildings that we acquired in 2023.

For the nine months ended September 30, 2023 as compared to the same period in 2022, real estate operating revenue decreased by $0.7 million, primarily due to lease termination income recognized in 2022 (there was no such lease termination income recognized in 2023), partially offset by rental income contributed by the industrial buildings acquired in 2023.

Prepayment Fee Income

For the three and nine months ended September 30, 2023, there was no early repayment of loans and we did not recognize any prepayment fee income. For the three and nine months ended September 30, 2022, we recognized prepayment fee income of $0.8 million and $2.0 million, respectively, on loans with minimum yield provisions repaid before maturity.

Other Operating Income

For the three months ended September 30, 2023 as compared to the same period in 2022, other operating income increased by $0.2 million, primarily due to dividend income recognized on marketable securities (there was no such dividend income recognized in 2022).

For the nine months ended September 30, 2023 as compared to the same period in 2022, other operating income decreased by $0.1 million, primarily due to a decrease in application fees income on deals under application, partially offset by an increase in dividend income recognized on marketable securities.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, operating expenses reimbursed to our Manager increased by $0.4 million and $0.6 million, respectively, primarily due to an increase in the allocation ratio resulting from an increase in total assets under management primarily due to loans acquired in connection with the BDC Merger.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, asset management fees increased by $0.4 million and $1.4 million, respectively, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, asset servicing fees increased by $0.1 million and $0.3 million, respectively, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

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

    For the three and nine months ended September 30, 2023, provision for credit losses increased by $17.9 million and $21.6 million, respectively, primarily related to the decline in fair value of three loans in the portfolio.

Depreciation and Amortization

For the three months ended September 30, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.8 million, as a result of the industrial buildings that we acquired in 2023. For the nine months ended September 30, 2023 as compared to the same period in 2022, depreciation and amortization decreased by $0.2 million, primarily due to the accelerated amortization of lease intangibles through November 2022 in connection with a lease termination with no corresponding accelerated amortization recognized in nine months ended September 30, 2023, partially offset by an increase in depreciation and amortization driven by the industrial buildings that we acquired in 2023.

Impairment Charges

For the three months ended September 30, 2023 and 2022, there were no impairment charges. For the nine months ended September 30, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. In October 2023, we conveyed our interest in the office building to the lender by deed-in-lieu of foreclosure and accordingly, we no longer own the office building. For the nine months ended September 30, 2022, we recognized an impairment charge of $1.6 million, on 4.9 acres of the development land located in Pennsylvania in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022.

Professional Fees

    For both the three and nine months ended September 30, 2023, as compared to the same periods in 2022, professional fees increased by $0.5 million, primarily due to legal fees incurred in connection with a review of strategic alternatives for our company in 2023.

Directors’ Fees

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, directors’ fees increased by $0.0 million and $0.2 million, respectively, as a result of an increase in the size of our Board due to the BDC Merger.

Interest from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, interest expense from obligations under participation agreements decreased by $0.3 million and $1.5 million, respectively, as a result of a decrease in the weighted average principal amount outstanding, primarily due to the release of obligations under participation agreements with Terra BDC in connection with the BDC Merger, partially offset by an increase in the index rate on the outstanding obligations under participation agreements.

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

    For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, interest expense on repurchase agreement payable increased by $0.1 million and $3.7 million, respectively, as a result of an increase in the weighted average coupon rate, partially offset by a decrease in the weighted average principal amount outstanding on repurchase agreements payable.

Interest Expense on Mortgage Loans Payable

For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, interest expense on mortgage loan payable increased by $1.6 million and $2.9 million, respectively, as a result of an increase in the weighted average principal amount outstanding on mortgage loan payable, primarily due to financing obtained in connection with an acquisitions of real estate in 2023, as well as an increase in the index rate on the existing mortgage loan payable.

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

    For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, interest expense on revolving line of credit increased by $1.3 million and $4.6 million, respectively, as a result of an increase in weighted average principal amount outstanding on the revolving line of credit as well as an increase in the index rate on the revolving line of credit.

Interest Expense on Term Loan Payable

On September 3, 2020, we entered into an indenture and credit agreement that provided for a floating rate loan of $103.0 million, $3.6 million of additional future advances, and up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under the mortgage assets owned by us and financed under the indenture and credit agreement. The loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.0%. On February 18, 2022, we refinanced this loan with a new repurchase agreement. Additionally, in connection with the BDC Merger, we assumed a term loan of $25.0 million. The term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. In June 2023, the term loan was amended to extend the maturity date to March 31, 2024 and to increase the rate to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, we made a repayment of $10.0 million on the term loan. As of September 30, 2023, the term loan had an outstanding principal balance of $15.0 million.

For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, interest expense on term loan payable increased by $0.5 million and $1.1 million, respectively, as a result of interest expense recognized on the term loan that we acquired in connection with the BDC Merger on October 1, 2022, partially offset by the reversal of the previously accrued step-up interest of $0.4 million during the first quarter of 2022 in connection with the termination of the old term loan.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, interest expense on unsecured notes payable increased by $1.0 million and $2.9 million, respectively, as a result of an increase in the weighted average principal amount outstanding due to the assumption of unsecured notes payable in connection with the BDC Merger.

Interest Expense on Note Payable
In September 2023, we borrowed $37.0 million under a promissory note that is collateralized by the underlying property of a $59.6 million senior loan. The promissory note bears interest at an annual rate of Term SOFR plus 5.6% with a combined floor of 10.9% and matures on March 22, 2025.

For both the three and nine months ended September 30, 2023, interest expense on note payable was $0.1 million. There was no such interest expense on notes payable in the same periods in 2022.

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

For the three and nine months ended September 30, 2023, there was no interest expense on secured borrowing as the secured borrowing was repaid in August 2022. For the three and nine months ended September 30, 2022, interest expense on secured borrowing was $0.4 million and $1.5 million, respectively.

Gain on Extinguishment of Debt

In September 2023, the counterparty to a participation agreement conveyed its interest in the obligation under participation agreement to us and we recognized a gain on debt extinguishment of $14.1 million. There was no such gain for the three and nine months ended September 30, 2022.

Unrealized Losses on Investments, Net

For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, unrealized losses on investments, net increased by $1.0 million and $0.8 million, respectively, primarily due to a decrease in the fair value of our marketable securities at period end.

Income (Loss) from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of September 30, 2023 and 2022, we owned 14.9% and 27.9% of the equity interest in RESOF, respectively.

We also own beneficial equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. In May 2023, the mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment were settled and exchanged for five industrial buildings.

For the three and nine months ended September 30, 2023, we recognized income (loss) from equity investment in unconsolidated investments of $0.04 million and $(2.2) million, respectively, which consisted of equity income from RESOF of $0.9 million and $0.05 million, respectively, and net equity loss from the joint ventures and the mezzanine loan of $0.9 million and $2.2 million, respectively. The equity income (loss) from RESOF included adjustments made due to the dilution of our ownership interest in RESOF as new investors were admitted in 2022 and 2023. The equity loss from the joint ventures was the result of depreciation and amortization and interest expense recognized by the joint ventures. For the three and nine months ended September 30, 2022, we recognized income from equity investment in unconsolidated investments of $1.5 million and $4.3 million, respectively, which consisted of equity income from RESOF of $2.1 million and $5.0 million, respectively, and equity loss from the joint ventures of $0.6 million and $0.7 million, respectively.

Gain on Sale of Interests in Unconsolidated Investments

In September 2022, we sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million for the three and nine months ended September 30, 2022. There was no such gain for the three and nine months ended September 30, 2023.

Loss on Sale of Real Estate

In June 2022, we sold the 4.9 acres of adjacent land located in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million for nine months ended September 30, 2022, excluding impairment charges of $1.6 million recognized in March 2022 and $3.4 million recognized in December 2021.

Net Loss

    For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, the resulting net loss increased by $10.6 million and $29.8 million, respectively.

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

    We expect to fund approximately $27.5 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Additionally, we had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matured on May 31, 2023. In October 2023, we conveyed our interest in the office building to the lender by deed in lieu of foreclosure and the mortgage loan payable was effectively extinguished. In connection with the BDC Merger, we assumed a $25.0 million term loan. The term loan currently bears interest at an annual rate of SOFR plus 7.375% with a SOFR floor of 5.0% and matures on March 31, 2024. We expect to either maintain sufficient liquidity to repay the facility or refinance the facility. Our line of credit with outstanding principal balance of $50.4 million matures on March 12, 2024 and our GS repurchase agreement with outstanding principal balance of $75.5 million matures on February 18, 2024 (see Summary of Financing below). We expect to extend the maturity of both facilities by another year.

Summary of Financing

The table below summarizes our debt financing as of September 30, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Mortgage loan payable	N/A	40,250,000	N/A	6.25%	6/6/2028
		$163,750,000
Variable Rate:
Mortgage loan payable	N/A	$27,603,118	N/A	Term SOFR + 3.85% (Term SOFR floor of 2.23%)	5/31/2023
Mortgage loan payable	$37,000,000	32,999,135	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	4/9/2027
Term loan	N/A	15,000,000	N/A	SOFR + 7.375% (SOFR floor of 5.0%)	3/31/2024
Note payable	N/A	37,000,000	N/A	Term SOFR + 5.60% (Combined floor of 10.90%	3/22/2025
Line of credit	125,000,000	50,369,205	$74,630,795	LIBOR + 3.25% (Combined Floor of 4.0%)	3/12/2024
UBS repurchase agreement (1)	195,000,000	37,450,000	157,550,000	LIBOR or Term SOFR if LIBOR is not available plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement (2)	200,000,000	75,455,625	124,544,375	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$557,000,000	$275,877,083	$356,725,170
_______________
(1)The credit agreement contains financial covenants, which require us to maintain certain minimum or maximum amounts and ratios. As of September 30, 2023, we obtained a modification from the lender reducing the minimum interest coverage ratio to 1.10 to 1.00 (from 1.25 to 1.00) for the quarter ending September 30, 2023. Absent any further modifications or waivers from the lender after September 30, 2023, the interest coverage ratio threshold will revert to 1.25 to 1.00 for the quarters ending December 31, 2023 and thereafter. The modification also reduces the minimum tangible net worth to $225 million plus 75% of new capital contributions thereafter (from $269 million plus 75% of new capital contributions) for the quarter ending September 30, 2023 and all subsequent quarters. Accordingly, we were in compliance with all the financial covenants (as so modified) for the quarter ending September 30, 2023.
(2)The credit agreement contains financial covenants, which require us to maintain certain minimum or maximum amounts and ratios. Based on current projections, it appears likely that we will not satisfy the interest coverage ratio as of December 31, 2023 (all other financial covenants are currently projected to be satisfied). We have had discussions with the lender about this situation, and the lender has preliminarily indicated its willingness to modify the interest coverage ratio prospectively to a lower threshold (from 1.50 to 1.00) for the quarter ending December 31, 2023 and all subsequent quarters (consistent with analogous modifications the lender made with other borrowers under similar repurchase facilities), so that no default would currently be expected to arise thereunder for the quarter ending December 31, 2023 or subsequent quarters. We expect so to modify the credit agreement prior to December 31, 2023. However, in the event such modification does not occur, the lender would have remedies under the credit agreement including, among others, the right to accelerate all amounts due to the lender under the facility, to charge interest at a default rate (equal to 5.0% per annum above the non-default rate), to retain all cash flow from the loans originated by us which are subject to the facility agreement, and/or sell such loans in a private sale on terms possibly unfavorable to us. The consequences of an exercise of such remedies could be materially adverse to us resulting in a potential loss in net asset value equal to the difference between the carrying value of collateral and the carrying value of borrowings under the credit agreement as well as maximum recourse exposure of up to 25% of the total principal amount outstanding under the credit agreement.

Cash Flows Provided by (Used in) Operating Activities

    For the nine months ended September 30, 2023, as compared to the same period in 2022, cash flows provided by operating activities increased by $9.7 million, primarily due to an increase in net contractual interest income.

Cash Flows Provided by (Used in) Investing Activities

    For the nine months ended September 30, 2023, cash flows provided by investing activities were $0.6 million, primarily related to proceeds from repayments of loans of $123.4 million, proceeds from sale of debt securities of $20.0 million and return of capital on unconsolidated investments of $11.3 million, partially offset by origination and purchase of loans of $73.1 million, purchase of real estate properties of $52.5 million, and purchase of debt securities of $20.0 million and purchase of marketable securities of $7.9 million.

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

Cash Flows Used in Financing Activities

    For the nine months ended September 30, 2023, cash flows used in financing activities were $13.5 million, primarily due to repayment of borrowing under the repurchase agreements of $72.2 million, repayment of borrowing under the revolving line of credit of $96.8 million, distributions paid of $14.0 million and repayment of borrowing under the term loan of $10.0 million, partially offset by proceeds from mortgage loan payable of $73.2 million, proceeds from borrowing under the revolving line of credit of $57.0 million, proceeds from borrowing under a note payable of $36.6 million, proceeds from borrowing under the repurchase agreements of $14.2 million and proceeds from obligations under participation agreements of $1.5 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	$488,219	$737,903	$1,302,826	$1,806,215
Asset management fee	2,049,916	1,611,934	6,152,392	4,740,657
Asset servicing fee	487,210	379,712	1,454,109	1,124,759
Operating expenses reimbursed to Manager	2,407,757	2,013,135	6,704,790	6,082,333
Disposition fee (3)	242,500	410,694	1,451,063	890,194
Total	$5,675,602	$5,153,378	$17,065,180	$14,644,158
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2023 excluded $0.5 million of origination fee paid to the Manager in connection with the acquisition of the three industrial buildings in 2023. Amount for the nine months ended September 30, 2022 excluded $0.2 million of origination fees paid to our Manager in connection with our equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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

    As of September 30, 2023, there was no participation obligation.

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

    For the three and nine months ended September 30, 2023, the weighted average outstanding principal balance on obligations under participation agreements was approximately $13.7 million and $13.4 million, respectively, and for both periods, the weighted average interest rate was approximately 17.3% , compared to the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing of approximately $68.2 million and $77.5 million, respectively, and the weighted average interest rate was approximately 10.5% and 10.6%, respectively. The secured borrowing was repaid in August 2022.

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

    As of September 30, 2023. we had 15 investments with an aggregate principal balance of $456.8 million that provide for interest income at an annual rate of SOFR or Term SOFR, plus a spread, 14 of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease our annual interest income by $4.5 million, and an increase of 100 basis points in SOFR or Term SOFR would increase our annual interest income by $4.6 million.

    Additionally, as of September 30, 2023, we had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building; $33.0 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings; a revolving line of credit with an outstanding balance of $50.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $87.5 million of first mortgages; a repurchase agreement with an outstanding balance of $37.5 million that bears interest at an annual rate of Term SOFR, as applicable, plus a spread that is collateralized by $51.1 million of first mortgages; another repurchase agreement with an outstanding balance of $75.5 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $141.7 million of first mortgages; a $37.0 million promissory note payable that bears interest at an annual rate of Term SOFR plus a spread with a combined floor; and a $15.0 million of term loan that bears interest at an annual rate of SOFR plus a spread with a SOFR floor. A decrease of 100 basis points in Term SOFR would decrease our annual interest expense by approximately $2.3 million, and an increase of 100 basis points in Term SOFR would increase our annual interest expense by approximately $2.8 million.

     We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2023 and 2022, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Additionally, as of September 30, 2023, we owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We are currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. We believe this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Our position has prevailed in all three of the prior arbitrations to reset the ground rent. On October 19, 2023, we conveyed our interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, we are no longer a party to the ground lease and will promptly take the technical steps necessary to terminate its involvement in the litigation.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against us in the United States District Court, Southern District of New York (SDNY). The complaint relates to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleges that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that we, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or us. On July 24, 2023, we, through counsel appeared in the action. Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank seeks to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleges that its loan to Terra Ocean is in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. On October 19, 2023, Terra Ocean conveyed to Centennial Bank, by deed-in-lieu-of-foreclosure, the leasehold interest that is the subject of the Lease Litigation. In connection with that conveyance, we and Terra Ocean were released by Centennial Bank from all liability and obligations in connection with the loan originally made by Centennial Bank to Terra Ocean that was secured by its leasehold interest. Accordingly, the complaints described above have been irrevocably and permanently dismissed, and we and Terra Ocean have no further obligation or potential liability in connection therewith.

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

3.3
Articles of Supplementary of Terra Property Trust, Inc. Designating 12.5% Series A Redeemable Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

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

Date: November 14, 2023

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)