Form 10-K
period 2023-12-31
Terra Property Trust, Inc.
filed 2024-03-15
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 15, 2024, the registrant had 24,336,284 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;

•“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, a subsidiary of Terra Capital Advisors;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC or Terra Fund 4); “Terra Fund 5” refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “TIFI” refers to Terra Income Fund International; “Terra BDC” refers to Terra Income Fund 6, Inc.; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., formerly a subsidiary of Terra Fund 7; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P.; “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC, a subsidiary of RESOF; and “Terra LLC” refers to Terra Income Fund 6, LLC, our wholly owned subsidiary;

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

•the availability of strategic non-real estate investment opportunities;

•the availability of financing on acceptable terms or at all;

•the performance and financial condition of our borrowers;

•changes in interest rates and the market value of our assets;

•borrower defaults or decreased recovery rates from our borrowers;

•changes in prepayment rates on our loans;

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: our Manager, Terra Capital Partners, Terra Fund 7, Terra 5 International, TIFI, Terra Offshore REIT, RESOF, Mavik Capital Management, LP, Mavik Real Estate Special Opportunities Fund, LP, or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, or an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the further distribution of our common stock indirectly owned by certain of our affiliate funds to the ultimate investors in such affiliate funds, and the timing of any such transactions;

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
•Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock.

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.
•Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.
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
•The Current Expected Credit Loss (“CECL”) accounting standard requires us to make certain estimates and judgments, which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Financing and Hedging

•Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.
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

General Risk Factors
•COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.
•Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

v

PART I
Item 1. Business.

Overview

We are a real estate investment trust that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. We focus primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. We focus on middle market loans in the approximately $10 million to $50 million range, which we believe are subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily by earning high current income that allows for regular distributions, and, in certain instances, benefiting from potential capital appreciation. There can be no assurances that we will be successful in meeting our investment objective. We may also make strategic real estate equity and non-real estate-related investments that align with our investment objectives and criteria.

    Each of our investments was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2023, our portfolio included underlying properties located in 21 markets, across nine states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use, industrial and infrastructure properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock, except with respect to conversion. For additional information on our Class A Common Stock, please see the “Potential Liquidity Transactions” section below.

Distribution of Class B Common Stock by Terra Fund 5

Prior to undertaking the REIT Formation Transaction, the Terra Funds distributed a consent solicitation memorandum disclosing the details of the proposed transactions and received the requisite consent of investors in each of the Terra Funds to engage in the REIT Formation Transaction. The consent solicitation memorandum disclosed that Terra Fund 5 could in the future make a distribution-in-kind to its members of shares of our company, rather than a cash distribution. The limited liability company agreement of Terra Fund 5 provides that the term of Terra Fund 5 expired on December 31, 2023.

On December 20, 2023, Terra Fund 5 announced that effective December 29, 2023 (the “Distribution Date”), Terra Fund 5 would distribute all of its shares of Class B Common Stock to its members as part of the winding up of Terra Fund 5. On the Distribution Date, each member of Terra Fund 5 received 2,252.02 shares of Class B Common Stock for each unit of membership interest in Terra Fund 5 held by such member. Because Terra Fund 5 previously owned its interests in the shares of Class B Common Stock indirectly through its ownership of interests in Terra JV, prior to the Distribution Date, Terra JV first distributed the shares of Class B Common Stock to Terra Fund 5, and Terra Fund 5 then distributed those shares to its members on the Distribution Date. On February 8, 2024, each of Terra Fund 5 and Terra JV were dissolved.

As of December 31, 2023, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

Potential Liquidity Transactions

As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the further in-kind distribution of our shares of common stock indirectly owned by certain of our affiliate funds to the ultimate investors in such affiliate funds. We cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

One of the potential future liquidity transactions that we continue to evaluate is a “direct listing” of the Class A Common Stock on a national securities exchange (i.e., a listing not involving a concurrent public offering of newly issued shares). If market conditions are not supportive of a direct listing that would in our view lead to a constructive trading environment for the Class A Common Stock, we will explore alternative paths to pursue our investment strategy and provide liquidity to our investors, including converting our company into a traditional “non-traded REIT.” As part of a potential conversion to a non-traded REIT, we would adopt a customary share repurchase plan pursuant to which our investors could request to have their shares of our common stock redeemed for cash.

To this end, as previously disclosed, we amended our articles of amendment and restatement on December 1, 2023 (the “A&R Articles”), to provide our board of directors (our “Board”) with greater flexibility to pursue a direct listing. In connection with a listing of shares of Class A Common Stock on a national securities exchange, the outstanding shares of Class B Common Stock will be convertible on a one-for-one basis into listed shares of Class A Common Stock, subject to certain conversion terms and holding periods. Currently, there are no outstanding shares of Class A Common Stock.

The A&R Articles also incorporate the provisions generally required by state regulators in order to become a non-traded REIT and publicly sell shares of our stock not listed on an exchange. These non-traded REIT provisions will spring into effect and become operative if we ultimately decide to register and sell shares in a non-traded REIT format.

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

Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer and Chief Investment Officer, is the sole member of Terra Capital Partners. Terra Capital Partners is led by Mr. Uppal (Chief Executive Officer), Sarah Schwarzschild (Chief Operating Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management L.P. (“Axar Capital Management”) and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, Fortress Investment Group and BGO Strategic Capital Partners.

Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 20-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2023 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 7.1 million square feet of industrial properties, 5,058 hotel rooms and 30,080 apartment units. The value of the properties underlying this capital was approximately $11.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

Our Investment Strategy

    We focus on providing real estate (primarily commercial real estate) loans to creditworthy borrowers and seek to generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital. From time to time, we may acquire real estate encumbering the senior loans through foreclosure, may invest in real estate related joint ventures and may directly acquire real estate properties. We may also elect to make strategic non-real estate-related investments that align with our investment objectives and criteria.

    As part of our investment strategy, we:

•target middle market loans of approximately $10 million to $50 million;

•focus on the origination of new loans;

•focus on loans backed by properties in the United States;

•invest primarily in floating rate rather than fixed rate loans, but our Manager reserves the right to make debt investments that bear interest at a fixed rate;

•originate loans expected to be repaid within one to five years;

•maximize current income;

•lend to creditworthy borrowers;

•construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•source off-market transactions;

•hold loans until maturity unless, in our Manager’s judgment, market conditions warrant earlier disposition; and

•invest in strategic non-real estate-related investments that align with our investment objectives and criteria.

Our Financing Strategy

    We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT Formation Transaction, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which currently consists of unsecured notes payable, borrowings under first mortgage financings, a revolving line of credit, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    As of December 31, 2023, we had outstanding indebtedness, consisting of unsecured notes payable of $123.5 million and secured financing of $293.4 million. As of December 31, 2023, the amount remaining available under our credit facilities was $378.6 million.

Additionally, from time to time, we may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The purpose of the participation agreements is to allow us and an affiliate to originate a specified loan when, individually, we do not have the liquidity to do so. We do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With our larger size and enhanced access to capital and capital flexibility, our company expects to de-emphasize our use of participation arrangements. As of December 31, 2023, we did not have any obligations under participation agreements outstanding.

    For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K.

Targeted Assets

Real Estate-Related Investments

We originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may, to the extent consistent with our qualification as a REIT, invest in our targeted assets directly or through joint ventures and acquire equity participations in the underlying collateral of some of such loans. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. We may also acquire real estate properties encumbering the first mortgage loans through foreclosure or deed-in-lieu of foreclosure, may invest in joint ventures that own real estate properties and may directly acquire real estate properties.

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

First Mortgage Loans. These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates first mortgage loans backed by high-quality properties in the United States that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third-party financing for a portion of the loan or optimize returns which may include retained origination fees.

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2023, we owned 13 first mortgage loans with a total net principal amount of $365.5 million, which constituted 71.7% of our net loan investment portfolio. As of December 31, 2023, we used $342.9 million of senior mortgage loans as collateral for $204.9 million of borrowings under secured financing agreements.

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

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2023, we did not own any B-notes.

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2023, we owned three mezzanine loans with a total net principal amount of $17.4 million, which constituted 3.4% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2023, we owned five preferred equity investments with a total net principal amount of $126.6 million, which constituted 24.8% of our net loan investment portfolio.

    Equity Participations. In connection with our loan investments, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2023, we did not own any equity participations.

Operating Real Estate and Real Estate Owned. From time to time, we may acquire operating real estate properties that meet our investment criteria. As well, we may assume control of properties acquired in connection with foreclosures or deed in lieu of foreclosure. As of December 31, 2023, we owned eight industrial buildings purchased in 2023. The real estate and related lease intangible assets and liabilities had a net carrying value of $129.8 million, and the mortgage loans payable encumbering the industrial buildings had an outstanding principal amount of $73.5 million.

Equity Investment in Unconsolidated Investments and Joint Ventures. We may, to the extent consistent with our qualification as a REIT, invest in our targeted assets directly or through joint ventures. As of December 31, 2023, we owned equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. We also owned beneficial equity interests in four joint ventures that invest in real estate properties. The equity interests had a total carrying value of $37.2 million as of December 31, 2023.

    Other Real Estate-Related Securities. We may invest in other real estate-related securities, which may include marketable securities and securitizations, so long as such securities do not constitute more than 15% of our assets. As of December 31, 2023, we owned $5.0 million in other real estate-related securities.

Non-Real Estate-Related Investments
    From time to time, to the extent consistent with our qualification as a REIT for so long as we elect to be taxed as a REIT, we may invest in strategic non-real estate-related investments that align with our investment objectives and criteria.

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

Disposition Policies

    The period we hold our investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager has developed a well-defined exit strategy for each of our investments. Our Manager continually performs a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate optimal returns to our stockholders. Economic and market conditions may influence us to hold investments for longer or shorter periods of time. We may dispose of an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. We intend to make any such dispositions in a manner consistent with our qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

    We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to utilize TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future. As of December 31, 2023, we had one TRS, but the TRS had no activity and no current or deferred taxes. We will continue to file a return for the TRS until it is dissolved.

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

Information About our Executive Officers

The names, ages, positions and biographies of our officers are as follows:

Name	Age	Position(s) Held with the Company
Vikram S. Uppal	40	Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer
Sarah Schwarzschild	43	Chief Operating Officer
Gregory M. Pinkus	59	Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	49	Chief Originations Officer

Vikram S. Uppal has served as the Chairman of the Board of Directors since November 2021, one of our directors from February 2018 to November 2021 and as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 2018 and as a director of RESOF since October 2020. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 2018. Mr. Uppal served as the Chief Executive Officer of Terra Income Advisors and Terra BDC from April 2019 to October 2022 and as the Chairman of the board of directors and President of Terra BDC from November 2019 to October 2022. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

Sarah Schwarzschild has served as the Chief Operating Officer of our company since February 2024 and Terra Capital Partners since July 2023. Prior to joining our company, Ms. Schwarzschild served as Managing Director and Co-Head of BGO Strategic Capital Partners, a $3 billion global integrated multi-manager platform. Ms. Schwarzschild also managed BGO Strategic Capital Partners’ secondaries funds and separately managed accounts with oversight for the business’ and co-managed the business’ platform. Prior to merging with BentallGreenOak in April 2021, Ms. Schwarzschild held the same responsibilities at Metropolitan Real Estate Equity Management (“Metropolitan”), a firm wholly owned by The Carlyle Group. Prior to joining Metropolitan in 2014, Ms. Schwarzschild led Partners Group’s real estate Secondary team in the U.S., where she was responsible for acquisitions as well as the portfolio management of Partners Group’s dedicated real estate Secondary capital totaling over $2 billion. Prior to joining Partners Group, Ms. Schwarzschild was an Assistant Vice President in the acquisitions team in the Global Opportunity Funds group at RREEF. She began her career at Rothschild as an investment banking analyst in the Mergers & Acquisitions and Private Placement groups. Ms. Schwarzschild received a B.A. (summa cum laude) from the University of Pennsylvania and an M.B.A. with honors from the Tuck School of Business at Dartmouth. Ms. Schwarzschild sits on the MBA Council for the Tuck School of Business and is Secretary of the board of The Mianus River Gorge Preserve and sits on the Advisory Board for INCEPTIV.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, and Terra Fund Advisors since January 2016, October 2017, and October 2017, respectively. Mr. Pinkus also served as the Chief Operating Officer of our company from January 2016 to February 2024. He also served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; (v) a director of RESOF since October 2020; and (vi) the Chief Financial Officer and Chief Operating Officer of Terra Income Advisors and the Chief Financial Officer, Treasurer and Secretary of Terra BDC from May 2013 to October 2022 and the Chief Operating Officer of Terra BDC from July 2014 to October 2022. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

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

Item 1A. Risk Factors.

    Before making an investment decision, you should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our results of operations, financial condition and cash flows could be materially adversely affected. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

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

    Some of the factors that could negatively affect the fair value of our common stock include:

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

    As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the further in-kind distribution of our shares of common stock indirectly owned by certain of our affiliate funds to the ultimate investors in such affiliate funds. We cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction. If we complete an alternative liquidity transaction that involves us becoming a publicly traded company through an initial public offering or listing of our shares of common stock on a national securities exchange, you will subject to the following additional risks:

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

    Our Board has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. As of December 31, 2023, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1% of our issued and outstanding Class B Common Stock, respectively.

Our principal stockholders, which are currently controlled by affiliates of our Manager, own a significant amount of our outstanding shares of common stock.

    Terra Fund 7 and Terra Offshore REIT hold approximately 8.7% and 10.1% of our issued and outstanding Class B Common Stock, respectively. Our Manager also serves as manager to Terra Offshore REIT. As a result, our Manager and its affiliates (for the period that such shares continue to be held by Terra Fund 7 and Terra Offshore REIT and not distributed to their respective equity owners), subject to a voting agreement as described below, hold significant voting power over matters submitted to our stockholders for approval, including:

•the election and removal of directors; and

•the approval of any merger, consolidation or sale of all or substantially all of our assets.

    Our Manager is a subsidiary of Terra Capital Partners. Mavik, an entity controlled by our Chief Executive Officer and Chief Investment Officer, is the sole member of Terra Capital Partners. Terra Fund 7 is managed by Terra Fund Advisors, which is 51% owned by the estate of Bruce Batkin, Dan Cooperman and Simon Mildé and 49% owned by Terra Capital Partners. On March 2, 2020, we, Terra Fund 5, Terra JV and our Manager also entered into the Amended and Restated Voting Agreement (the “2020 Voting Agreement”). Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains our external manager, it will have the right to nominate two individuals to serve as our directors.

Except as otherwise required by law or the provisions of other agreements to which our Manager is or may in the future become bound, our Manager has agreed to vote all shares of our common stock directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the 2020 Voting Agreement.

    Our Manager’s voting power may discourage transactions involving a change of control of our company, including transactions in which a holder of our common stock might otherwise receive a premium for his or her shares over the then-current market price.

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
For the years ended December 31, 2023 and 2022, our Board declared total cash distributions of $0.76 and $0.78 per share, respectively, which were paid monthly.
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

Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.

Inflation in the U.S. has accelerated in recent years and is currently expected to continue at an elevated level in the near-to medium-term. While inflation in the U.S. appears to be easing gradually, there can be no assurance that further deterioration in financial market and economic conditions will not occur. Further, heightened competition for workers, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Elevated inflation and input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at elevated levels, may have an adverse impact on the valuation of our investments.

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

Pursuant to the terms of the Management Agreement, our Manager is responsible for, among other services, managing the investment and reinvestment of our assets, subject to the oversight and supervision of our Board. We may also make strategic non-real estate-related investments that align with our investment objectives and criteria. Our investors will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in us, as we may make investments with which you may not agree. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on our results of operations, financial condition and cash flows. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager will uncover all relevant facts or that any particular investment will be successful.

From time to time, before appropriate real estate-related investments can be identified, our Manager may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, among others, that align with our investment objectives and criteria and are consistent with our intention to maintain our qualification as a REIT. These short-term, non-real estate-related investments, if any, may provide a lower net return than we seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager does identify suitable real estate-related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager ultimately to invest in, or refrain from investing in, such assets.

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

Our loans are concentrated in California, New York, New Jersey, Georgia and Utah representing approximately 23.4%, 17.8%, 16.2%, 14.6% and 9.7%, respectively, of our net loan portfolio as of December 31, 2023. Additionally, we own eight industrial buildings in Texas. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, our loans are concentrated in office, multifamily and industrial property types representing approximately 28.4%, 16.8% and 13.3%, respectively, of our net loan portfolio as of December 31, 2023. As a result, a downturn in any particular industry in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

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

We have in the past and may in the future seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. For example, we completed the BDC Merger in October 2022. Acquisition targets may not have a history of synergistic business operations, practices or, if applicable, investment criteria and strategies. We may make strategic non-real estate-related investments that align with our investment objectives and criteria. We cannot predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

We may make strategic non-real estate-related investments that align with our investment objectives and criteria, which may expose us to risks from a number of diverse issuers, industries, and investment forms.

Though our investments are primarily in real estate-related loans and other commercial real estate assets or interests, we may strategically invest in non-real estate-related investments that align with our investment objectives and criteria. However, the underwriting process for non-real estate-related investments and the ongoing asset management and servicing of such investments is different from the investment process for real estate investments, and our Manager has not historically focused on non-real estate investing. We may not be able to achieve the returns on any non-real estate-related investments that we achieved on our real estate-related investments. Non-real estate-related investments are also not collateralized by real estate like our real estate investments and hence may be riskier because if the debt-like non-real estate-related investments default or do not perform, we may not have collateral to foreclose upon. Further, non-real estate-related investments will be subject to different regulatory risks which may distract the attention of our management, and be difficult and costly to comply with. As a result, to the extent we hold, acquire or transact in such non-real estate-related investments, we may be exposed to risks from a number of diverse issuers, industries and investment forms which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.

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

The CECL accounting standard requires us to make certain estimates and judgements, which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued an Accounting Standards Update (“ASU”), Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The new CECL standard became effective for us on January 1, 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as performing loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Under the CECL model, if we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We have no employees and do not intend to have employees in the future. We rely entirely on the management team and employees of our Manager for our day-to-day operations, and our Manager has significant discretion as to the implementation of our operating policies and strategies. Our success depends substantially on the efforts and abilities of the management team of our Manager, including Messrs. Uppal, Pinkus and Cooperman, Ms. Schwarzschild and our Manager’s investment professionals. The loss of any of such individuals could have a material adverse effect on our results of operations, financial condition and cash flows

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and its affiliates.

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

We rely on our officers and the officers of our Manager, including Messrs. Uppal, Pinkus and Cooperman, Ms. Schwarzschild and the other investment professionals of our Manager to identify suitable investments. Certain other companies managed by our Manager or its affiliates also rely on many of these same professionals. These funds have similar investment objectives as we do. Many investment opportunities that are suitable for us may also be suitable for other affiliates advised by our Manager.

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

Our Manager, our officers and the investment professionals assembled by our Manager will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We will rely on our Manager, its officers and on the investment professionals that our Manager retains to provide services to us for the day-to-day operation of our business. Messrs. Uppal, Pinkus and Cooperman and Ms. Schwarzschild are executive officers of our Manager as well as certain other funds managed by our Manager or its affiliates. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Uppal, Pinkus and Cooperman and Ms. Schwarzschild face conflicts of interest in allocating their time between us and other Terra Capital Partners-sponsored programs and other business activities in which they are involved. Should our Manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, may decline, which in turn could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our Manager is authorized to follow broad investment guidelines that have been approved by our Board. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our investors. We may make strategic non-real estate-related investments that align with our investment objectives and criteria. This could result in a portfolio with a different risk profile. A change in our investment strategy may increase our exposure to risks applicable to other industries. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect our financial condition and our ability to pay dividends. We have received waivers of certain covenants in our debt agreements, but there can be no assurance we will receive similar waivers in the future. For additional information concerning these waivers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Summary of Financing” included in this Annual Report on Form 10-K. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default, including a cross-default, and acceleration of certain of our indebtedness. Accelerating repayment and terminating the agreements will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to make principal and interest payments on our debt obligations. Any failure to make payments when due or upon acceleration could result in the foreclosure upon our assets by our lenders.

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

General Risk Factors

COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.

As a result of a significant portion of our investments being in preferred equity, mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, any future local, regional, national or international outbreak of a contagious disease, including COVID-19 and its variants or any other similar diseases, will impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of any such future outbreak may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments, business, financial condition and results of operations.

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

Disruptions in the financial and banking sectors may adversely impact our access to capital and our cost of borrowing, which could adversely affect us, our business or our results of operations.

Disruptions and uncertainty in the financial and banking sectors, including due to recent regional bank failures and decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have experienced periods of increased turmoil and volatility in the recent past and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. A material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.

Continued concerns over U.S. fiscal and political policy could, among other things, lead to future downgrades of the U.S. government’s sovereign credit rating and contribute to a U.S. economic slowdown, which could have a material adverse effect on our business, financial condition and results of operations.

In recent years, financial markets were affected by significant uncertainty relating to the stability of U.S. fiscal and political policy. On August 1, 2023, Fitch Ratings Inc. downgraded the U.S. government’s sovereign credit rating to AA+, down one notch from its highest rating of AAA, citing the country’s growing debt obligations, deterioration in governance and political polarization. Concerns related to political turmoil, federal borrowing and the federal budget deficit have increased the possibility of future credit rating downgrades and economic slowdowns in the U.S. Any continuing uncertainty, together with the continuing U.S. debt and budget deficit concerns, could contribute to a U.S. economic slowdown. The impact of U.S. fiscal and political uncertainty is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our company, employee, customer or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.

Risk of a cyber incident or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships and reputation. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technological capabilities, systems and processes to adequately address them. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, cyber incidents, human error, natural disasters and defects in design. In addition, we cannot be certain that our existing cyber insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss.

Additionally, we rely on third-party service providers for many aspects of our business. Notwithstanding our efforts to oversee and mitigate risks associated with our use of third-party service providers, we can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to both our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Further, the SEC has recently adopted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements will become effective for us on June 15, 2024. If we fail to comply with these new requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our management recognizes the importance of implementing and maintaining robust cybersecurity measures designed to address cybersecurity threats that pose risks to our business and operations. Therefore, we have established a comprehensive framework to identify, protect against, detect, respond to, and recover from cybersecurity incidents (“Incidents”). Our cybersecurity measures are designed to provide a structured approach to managing cybersecurity risks for an effective, efficient, an orderly response to any Incident.

As a critical component of our overall risk management process, we have adopted a framework that shares existing reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Manager’s Chief Compliance Officer and Cyber Security Committee (“CSC”).

Our management, including our Manager’s Chief Compliance Officer and CSC, is authorized to take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve cybersecurity threats including by (a) maintaining (i) an Incident Response Plan in the event of an Incident and (ii) a Cybersecurity Policy which governs information technology security policies, (b) regularly monitoring our systems and user accounts for any suspected Incidents, (c) performing annual audits on certain of our systems, and (d) providing general cybersecurity awareness and data protection training. In addition, depending on the circumstances of an Incident, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We also assess third party risks when determining the selection and oversight of applicable third-party service providers.

Increased cybersecurity risk due to the diversification of our data across external service providers and cyber incidents may adversely affect our business by causing a disruption to our operations, compromise our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results. As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our financial position, results of operations and/or business strategy. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future where we may be unable to implement effective preventative measures in a timely manner.

Further discussion of the potential impacts on our business from cyber intrusions is provided in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

Our administrative and principal executive offices are located at 205 West 28th Street, 12th Floor, New York, New York 10001. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3. Legal Proceedings.
We previously owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. We were litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent. On October 19, 2023, we conveyed our interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, we are no longer a party to the ground lease and have taken the necessary steps to terminate the associated litigation (styled Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217).

Additionally, from time to time, we and individuals employed by us and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our borrowers and investees. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that such proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our Class B Common Stock. As of March 15, 2024, we had 24,336,033 shares of Class B Common Stock outstanding held by 5,379 investors. As of March 15, 2024, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.
Overview

    We are a real estate investment trust that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. We focus primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. We focus on middle market loans in the approximately $10 million to $50 million range, which we believe are subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily by earning high current income that allows for regular distributions, and, in certain instances, benefiting from potential capital appreciation. There can be no assurances that we will be successful in meeting our investment objective. We may also make strategic real estate equity and non-real estate-related investments that align with our investment objectives and criteria.

    As of December 31, 2023, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 21 loans in nine states with an aggregate net principal balance of $509.5 million, a weighted average coupon rate of 12.9% and a weighted average remaining term to maturity of 0.8 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2023, our portfolio included underlying properties located in 21 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use, industrial and infrastructure properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of December 31, 2023, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Distribution of Class B Common Stock by Terra Fund 5

Prior to undertaking the REIT Formation Transaction, the Terra Funds distributed a consent solicitation memorandum disclosing the details of the proposed transactions and received the requisite consent of investors in each of the Terra Funds to engage in the REIT Formation Transaction. The consent solicitation memorandum disclosed that Terra Fund 5 could in the future make a distribution-in-kind to its members of shares of our company, rather than a cash distribution. The limited liability company agreement of Terra Fund 5 provides that the term of Terra Fund 5 expires on December 31, 2023.

On December 20, 2023, Terra Fund 5 announced that effective December 29, 2023, Terra Fund 5 would distribute all its shares of Class B Common Stock to its members as part of the winding up of Terra Fund 5. On the Distribution Date, each member of Terra Fund 5 received 2,252.02 shares of Class B Common Stock for each unit of membership interest in Terra Fund 5 held by such member. Because Terra Fund 5 previously owned its interests in the shares of Class B Common Stock indirectly through its ownership of interests in Terra JV, prior to the Distribution Date, Terra JV first distributed the shares of Class B Common Stock to Terra Fund 5, and Terra Fund 5 then distributed those shares to its members on the Distribution Date. On February 8, 2024, each of Terra Fund 5 and Terra JV were dissolved.

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	16	21	—	21
Principal balance	$53,998,648	$455,462,178	$509,460,826	$—	$509,460,826
Carrying value	54,095,173	402,377,085	456,472,258	—	456,472,258
Fair value	53,435,742	403,904,207	457,339,949	—	457,339,949
Weighted average coupon rate	12.95%	12.92%	12.93%	—%	12.93%
Weighted-average remaining term (years)	1.18	0.70	0.77	—	0.77

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Carrying value	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.47%, average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of December 31, 2023 and 2022, amount included $342.9 million and $413.1 million of senior mortgages used as collateral for $204.9 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of December 31, 2023 and 2022, 14 and 21 loans, respectively, are subject to a LIBOR, SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, as of December 31, 2023, through two investments, we owned eight industrial buildings acquired in 2023; and as of December 31, 2022, we owned a multi-tenant office building acquired pursuant to a foreclosure. As of December 31, 2023 and 2022, the real estate and related lease intangible assets and liabilities had a net carrying value of $129.8 million and $40.6 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $73.5 million and $29.3 million, respectively.

Equity Investments

Additionally, as of December 31, 2023 and 2022, we owned 14.9% and 27.9%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a $10.0 million mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We accounted for this arrangement as an equity investment. In May 2023, we purchased the underlying assets and the $10.0 million mezzanine loan was settled in connection with the purchase. In November 2023, in connection with a loan restructuring, we contributed $5.0 million to another joint venture that owns a real estate property. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities. As of December 31, 2023 and 2022, these equity investments had total carrying value of $37.2 million and $62.5 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of December 31, 2023 and 2022 was $9.93 and $13.23, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the years ended December 31, 2023 and 2022, we invested $19.2 million and $126.9 million in new and add-on investments and had $10.3 million and $33.3 million of repayments, resulting in net investments of $8.9 million and $93.6 million, respectively. Amounts are net of obligations under participation agreements and secured financing.

Real Estate Ownership

For the year ended December 31, 2023, we made two investments for eight industrial buildings for a total capital cost of $132.1 million. In connection with these acquisitions, we obtained mortgage financing totaling $72.6 million.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	December 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$365,465,500	$368,918,890	80.9%	$456,408,889	$461,299,182	75.1%
Preferred equity investments	126,550,969	127,105,312	27.8%	121,231,434	122,132,177	19.9%
Mezzanine loans	17,444,357	17,424,081	3.8%	26,767,345	26,770,521	4.4%
Credit facility	—	—	—%	28,802,833	29,080,183	4.7%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$633,210,501	$613,810,173	100.0%

	December 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$144,812,619	$144,853,769	31.7%	$171,611,750	$172,042,063	27.9%
Multifamily	85,660,082	86,210,868	18.9%	104,589,464	105,570,432	17.2%
Industrial	67,579,869	67,612,621	14.8%	147,796,164	148,891,742	24.3%
Mixed-use	63,096,365	63,531,806	13.9%	64,880,450	65,838,965	10.7%
Infill land	52,839,509	54,172,663	11.9%	48,860,291	49,565,437	8.1%
Hotel - full/select service	43,222,382	43,801,303	9.6%	43,222,382	43,758,804	7.1%
Student housing	31,000,000	31,821,832	7.0%	31,000,000	31,774,261	5.2%
Infrastructure	21,250,000	21,443,421	4.7%	21,250,000	21,840,359	3.6%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$633,210,501	$613,810,173	100.0%

	December 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$119,093,246	$120,296,944	26.4%	$151,668,387	$153,158,967	24.9%
New York	90,483,672	90,483,672	19.8%	91,845,479	91,877,084	14.9%
New Jersey	82,419,378	83,489,049	18.3%	62,228,622	62,958,482	10.3%
Georgia	74,335,828	74,602,328	16.3%	72,401,718	73,101,964	11.9%
Utah	49,250,000	50,329,949	11.0%	49,250,000	50,698,251	8.3%
Washington	34,052,223	34,020,449	7.5%	56,671,267	57,027,639	9.3%
Arizona	31,000,000	31,296,235	6.9%	31,000,000	31,276,468	5.1%
North Carolina	21,826,479	21,929,657	4.8%	43,520,028	44,041,162	7.2%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	11.1%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$633,210,501	$613,810,173	100.0%

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

Credit Risk

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

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

Concentration Risk

    We hold real estate and real estate-related loans. Thus, our investment portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such investments could materially reduce our capital.

Interest Rate Risk

    Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate and real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to slow;

and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

    Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate and real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on real estate-related loans to increase; and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Results of Operations
    The following table presents the comparative results of our operations:

	Years Ended December 31,
	2023	2022	Change
Revenues
Interest income	$56,140,437	$42,591,972	$13,548,465
Real estate operating revenue	11,050,716	11,451,914	(401,198)
Prepayment fee income	—	1,984,061	(1,984,061)
Other operating income	722,881	586,499	136,382
	67,914,034	56,614,446	11,299,588
Operating expenses
Operating expenses reimbursed to Manager	9,234,357	8,076,321	1,158,036
Asset management fee	7,807,198	6,556,492	1,250,706
Asset servicing fee	1,857,765	1,560,044	297,721
Provision for credit losses	45,548,803	11,813,409	33,735,394
Real estate operating expenses	4,586,245	5,005,551	(419,306)
Depreciation and amortization	6,968,985	6,530,595	438,390
Impairment charge	11,765,540	1,604,989	10,160,551
Professional fees	3,741,720	3,697,792	43,928
Directors’ fees	347,714	192,497	155,217
Other	539,957	747,535	(207,578)
	92,398,284	45,785,225	46,613,059
Operating (loss) income	(24,484,250)	10,829,221	(35,313,471)
Other income and expenses
Interest expense on secured financing	(28,113,245)	(14,793,540)	(13,319,705)
Interest expense on unsecured notes payable	(9,643,974)	(6,682,937)	(2,961,037)
Interest expense on obligations under participation agreements	(1,353,006)	(3,180,771)	1,827,765
Gain on extinguishment of participation liability	14,079,379	3,435,902	10,643,477
Unrealized losses on investments, net	(316,573)	(122,299)	(194,274)
(Loss) income from equity investment in unconsolidated investments	(2,383,938)	2,731,477	(5,115,415)
Gain on sale of interests in unconsolidated investments	—	799,827	(799,827)
Loss on disposal of real estate	(4,211,153)	(51,984)	(4,159,169)
Realized (losses) gains on investments, net	(459,279)	83,411	(542,690)
	(32,401,789)	(17,780,914)	(14,620,875)
Net loss	$(56,886,039)	$(6,951,693)	$(49,934,346)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, notes payable, term loan payable, revolving credit facility and repurchase agreements payable.
    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$569,511,789	12.7%	$550,062,087	10.7%
Obligations under participation agreements and secured borrowing	(9,987,566)	17.4%	(59,931,021)	12.1%
Promissory notes payable	(13,002,573)	10.7%	—	—%
Repurchase agreements payable	(134,030,835)	8.3%	(167,507,961)	6.2%
Term loan payable	—	—%	(10,303,678)	5.3%
Revolving line of credit payable	(87,114,331)	8.7%	(47,383,467)	7.6%
Net loans (3)	$325,376,484	15.5%	$264,935,960	14.0%
Senior loans
Gross loans	$443,674,795	12.2%	$408,607,321	9.7%
Obligations under participation agreements and secured borrowing	(9,987,566)	17.4%	(24,800,580)	8.1%
Promissory notes payable	(13,002,573)	10.7%	—	—%
Repurchase agreements payable	(134,030,835)	8.3%	(167,507,962)	6.2%
Term loan payable	—	—%	(10,303,678)	5.3%
Revolving line of credit payable	(87,114,331)	8.7%	(47,383,467)	7.6%
Net loans (3)	$199,539,490	16.2%	$158,611,634	14.6%
Subordinated loans (4)
Gross loans	$125,836,994	14.5%	$141,454,766	13.6%
Obligations under participation agreements	—	—%	(35,130,441)	13.7%
Net loans (3)	$125,836,994	14.5%	$106,324,325	13.6%
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

Interest Income

    For the year ended December 31, 2023 as compared to the year ended December 31, 2022, interest income increased by $13.5 million, primarily due to an increase in contractual interest income as a result of an increase in the weighted average principal balance of gross loans due to loans originated in 2022 and loans we acquired in connection with the BDC Merger, as well as an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, real estate operating revenue decreased by $0.4 million, primarily due to lease termination income recognized in 2022 (there was no such lease termination income recognized in 2023), partially offset by rental income contributed by the industrial buildings acquired in 2023.

Prepayment Fee Income

For the year ended December 31, 2023, there was no early repayment of loans and we did not recognize any prepayment fee income. For the year ended December 31, 2022, we recognized prepayment fee income of $2.0 million on loans with minimum yield provisions repaid before maturity.

Other Operating Income

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, other operating income increased by $0.1 million, primarily due to an increase in dividend income recognized on marketable securities, partially offset by a decrease in application fees income on deals under application.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, operating expenses reimbursed to our Manager increased by $1.2 million, primarily due to an increase in the allocation ratio resulting from an increase in total assets under management primarily due to loans acquired in connection with the BDC Merger.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the year ended December 31, 2023 as compared to the year ended December 31, 2022, asset management fees increased by $1.3 million, primarily due to an increase in total assets under management primarily resulting from loans acquired in connection with the BDC Merger.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the year ended December 31, 2023 as compared to the year ended December 31, 2022, asset servicing fees increased by $0.3 million, primarily due to an increase in total assets under management resulting from loans acquired in connection with the BDC Merger.

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

    For the year ended December 31, 2023, provision for credit losses increased by $33.7 million, primarily related to the decline in fair value of collateral underlying three loans in the investment portfolio due to a decline in the macroeconomic outlook for commercial real estate.

Real Estate Operating Expenses

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, real estate operating expenses increased by $0.4 million, primarily due to expenses incurred on the industrial buildings that we acquired in 2023, partially offset by a reduction in expenses due to the disposal of the office building in October 2023 and a real estate tax refund related to the overpayment of real estate tax in the prior year.

Depreciation and Amortization

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, depreciation and amortization increased by $0.4 million, primarily due to the industrial buildings that we acquired in 2023, partially offset by a reduction in depreciation and amortization due to the disposal of the office building in October 2023.

Impairment Charge

For the year ended December 31, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. In October 2023, we conveyed our interest in the office building to the lender by deed-in-lieu of foreclosure and accordingly, we no longer own the office building. For the year ended December 31, 2022, we recognized an impairment charge of $1.6 million, on 4.9 acres of the development land located in Pennsylvania in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale. The development land was sold in the second quarter of 2022.

Directors’ Fees

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, directors’ fees increased by $0.2 million, as a result of an increase in the size of our Board due to the BDC Merger.

Other

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, other expenses decreased by $0.2 million, primarily as a result of a fee paid in 2022 to a third-party in connection with the sale of a parcel of land in June 2022.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, interest expense on secured financing increased by $13.3 million as a result of an increase in the weighted average principal amount outstanding as well as an increase in the index rate on secured financing agreements.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the year ended December 31, 2023 as compared to the year ended December 31, 2022, interest expense on unsecured notes payable increased by $3.0 million, as a result of an increase in the weighted average principal amount outstanding due to the assumption of unsecured notes payable in connection with the BDC Merger.

Interest from Obligations under Participation Agreements

    For the year ended December 31, 2023 as compared to the year ended December 31, 2022, interest expense from obligations under participation agreements decreased by $1.8 million, as a result of a decrease in the weighted average principal amount outstanding, primarily due to the release of obligations under participation agreements with Terra BDC in connection with the BDC Merger, partially offset by an increase in the index rate on the outstanding obligations under participation agreements.

Gain on Extinguishment of Participation Liability

In September 2023, the counterparty to a participation agreement conveyed its interest in the obligation under participation agreement to us and we recognized a gain on extinguishment of participation liability of $10.6 million for the year ended December 31, 2023.

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

Unrealized Losses on Investments, Net

For the year ended December 31, 2023, as compared to the year ended December 31, 2022, unrealized losses on investments, net increased by $0.2 million, primarily due to a decrease in the fair value of our marketable securities at period end.

(Loss) Income from Equity Investment in Unconsolidated Investments

In August 2020, we entered into a subscription agreement with RESOF, an affiliate managed by our Manager, whereby we committed to fund up to $50.0 million to purchase partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). As of December 31, 2023 and 2022, we owned 14.9% and 27.9% of the equity interest in RESOF, respectively.

We also own beneficial equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan we originated, we entered into a residual profit sharing arrangement with the borrower. We account for this arrangement as an equity investment. In May 2023, the mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment were settled and exchanged for five industrial buildings. In November 2023, we contributed $5.0 million to a joint venture that owns a real estate property. We account for our equity interest in the joint ventures as equity method investments because we do not have a controlling financial interest in the entities.

For the year ended December 31, 2023, we recognized loss from equity investment in unconsolidated investments of $2.4 million, which consisted of net equity loss from the joint ventures and the mezzanine loan of $3.5 million, partially offset by equity income from RESOF of $1.1 million. The equity loss from the joint ventures was the result of depreciation and amortization and interest expense recognized by the joint ventures. The equity income from RESOF included adjustments made due to the dilution of our ownership interest in RESOF as new investors were admitted in 2022 and 2023. For the year ended December 31, 2022, we recognized income from equity investment in unconsolidated investments of $2.7 million, which consisted of equity income from RESOF of $5.2 million, partially offset by equity loss from the joint ventures of $2.5 million.

Gain on Sale of Interests in Unconsolidated Investments

In September 2022, we sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million for the year ended December 31, 2022. There was no such gain for the year ended December 31, 2023.

Loss on Disposal of Real Estate

In October 2023, we conveyed our interest in an office building to the lender by deed in lieu of foreclosure and recognized a net loss on disposal of real estate of $4.2 million for the year ended December 31, 2023. In June 2022, we sold 4.9 acres of adjacent land located in Pennsylvania for net proceeds of $8.6 million, and recognized a net loss on sale of $0.1 million for the year ended December 31, 2022.

Realized (Losses) Gains On Investments, Net

For the year ended December 31, 2023, we sold a portion of our investments in common stock and recognized a net loss on sale of $0.5 million. For year ended December 31, 2022, we sold our investments in common and preferred stocks and recognized a net gain on sale of $0.1 million.

Net Loss

    For the year ended December 31, 2023 as compared to the year ended December 31, 2022, the resulting net loss increased by $49.9 million.

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

    We expect to fund approximately $22.4 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. In connection with the BDC Merger, we assumed a $25.0 million term loan. The term loan currently bears interest at an annual rate of SOFR plus 7.375% with a SOFR floor of 5.0% and matures on March 31, 2024. We expect to either maintain sufficient liquidity to repay the facility or refinance the facility. Our revolving line of credit with outstanding principal balance of $47.5 million was to come due on March 12, 2024 and our Goldman Sachs Bank repurchase agreement with outstanding principal balance of $75.5 million was to come due on February 18, 2024 (see “Summary of Financing” below). On March 7, 2024, the facility term of our revolving line of credit was extended to September 12, 2024 with an option to extend the facility term for an additional 12-month period and the facility term of the Goldman Sachs Bank facility was extended to February 18, 2025.

Summary of Financing

The table below summarizes our debt financing as of December 31, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
		$163,750,000
Variable Rate:
Property mortgages	N/A	$33,256,885	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Term loan	N/A	15,000,000	N/A	SOFR + 7.375% (SOFR floor of 5.0%)	March 2024
Promissory notes payable	N/A	63,509,518	N/A	Term SOFR plus a spread ranging from 4.75% to 5.6% with a combined floor rate ranging from 9.0% to 10.9%.	March 2025 - March 2026
Revolving line of credit (1)	$125,000,000	47,461,730	$77,538,270	Term SOFR + 3.35% (combined floor rate of 6.0%)	March 2024
UBS AG repurchase agreement (2)	195,000,000	18,480,000	176,520,000	Term SOFR + 1.965%	November 2024
Goldman Sachs Bank repurchase agreement(3)	200,000,000	75,455,624	124,544,376	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%)	February 2024
	$520,000,000	$253,163,757	$378,602,646

_______________

(1)On March 7, 2024, we amended the facility agreement to waive the quarterly minimum net worth covenant for the purposes of the December 31, 2023 measurement date, decrease the minimum net worth covenant for future quarterly measurement dates, reduce the credit line, increase the coupon rate, revise the minimum profitability covenant and extend the facility term to September 12, 2024 with an option to extend the facility term for an additional 12-month period.
(2)In February 2024, the outstanding balance was repaid. On March 7, 2024, we amended the side letter to the UBS AG facility agreement to reduce the maximum amount available under the facility to zero. In connection with this amendment, UBS AG waived the payment of any fees and the meeting of any representations, warranties or covenants for the period commencing on December 31, 2023 until such time as there are amounts outstanding under the UBS AG facility agreement.
(3)On March 7, 2024, we amended the Goldman Sachs Bank facility agreement to extend the maturity date to February 18, 2025 and to reduce the minimum interest coverage ratio covenant.

Cash Flows Provided by Operating Activities

    For the year ended December 31, 2023, as compared to the year ended December 31, 2022, cash flows provided by operating activities increased by $8.2 million, primarily due to an increase in net contractual interest income.

Cash Flows Used in Investing Activities

    For the year ended December 31, 2023, cash flows used in investing activities were $10.0 million, primarily related to origination and purchase of loans of $78.9 million, purchase of real estate properties of $52.5 million, purchase of held-to-maturity securities of $20.0 million, purchase of marketable securities of $7.9 million, purchase of equity interests in unconsolidated investments of $7.3 million, and funding for promissory note receivable of $3.8 million, partially offset by proceeds from repayments of loans of $126.1 million, proceeds from redemption of held-to-maturity securities of $20.0 million, return of capital on unconsolidated investments of $11.3 million, and proceeds from sale of marketable equity securities of $2.4 million.
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

Cash Flows (Used in) Provided by Financing Activities

    For the year ended December 31, 2023, cash flows used in financing activities were $15.5 million, primarily related to principal repayments on secured financing of $205.3 million, distributions paid of $18.6 million and payment for financing costs of $3.3 million, partially offset by proceeds from secured financing of $211.0 million.

For the year ended December 31, 2022, cash flows provided by financing activities were $34.1 million, primarily due to proceeds from secured financing of $286.6 million and proceeds from obligations under participation agreements of $29.6 million, partially offset by principal repayments on secured financing of $239.7 million, repayments of obligations under participation agreements of $22.2 million and distributions paid of $16.1 million.

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

Allowance for Credit Losses

On January 1, 2023, we adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology.

We use a model based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2023	2022
Origination and extension fee expense (1)	$2,312,656	$3,189,291
Asset management fee	7,807,198	6,556,492
Asset servicing fee	1,857,765	1,560,044
Operating expenses reimbursed to Manager	9,234,357	8,076,321
Disposition fee (2)	1,451,063	890,194
Total	$22,663,039	$20,272,342
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Management Agreement Amendment

On March 11, 2024, we and our Manager entered into an amendment to the Management Agreement, effective as of January 1, 2024 (the “Amendment”), in order to extend the term of the Management Agreement and modify the terms upon which the Management Agreement may be terminated. Except as discussed below, the terms of the Management Agreement remain unchanged by the Amendment. Except where the context requires otherwise, all references herein to the “Management Agreement” are to the Management Agreement as modified by the Amendment.

The term of the Management Agreement will expire on December 31, 2027 (the “Initial Term”) and will automatically renew for an unlimited number of additional one-year terms upon each anniversary date of the last day of the Initial Term (each, a “Renewal Term”), unless terminated by us or the Manager during the Initial Term or a Renewal Term in accordance with the terms of the Management Agreement (as described below).

The Management Agreement may be terminated by us during the Initial Term or any Renewal Term upon a finding by either (i) at least two-thirds of the independent directors on our Board or (ii) the holders of a majority of the outstanding shares of our common stock (other than those shares held by members of the our senior management team or affiliates of our Manager) that either (a) there has been unsatisfactory performance by our Manager that is materially detrimental to us, or (b) the compensation payable to our Manager pursuant to the Management Agreement is unfair; provided, however, that we will not have the right to terminate the Management Agreement on the basis of unfair compensation to our Manager if our Manager agrees to continue to provide its services under the Management Agreement in exchange for reduced fees that at least two-thirds of the independent directors on our Board determine to be fair pursuant to the procedures set forth in the Management Agreement. We must deliver prior written notice of any such termination to our Manager at least 180 days prior to the last calendar day of the Initial Term or the then-current Renewal Term, as applicable, and the Management Agreement will terminate effective as of the last calendar day of the Initial Term or the then-current Renewal Term, as applicable.

Upon any termination of the Management Agreement by us as discussed above, we will pay our Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to our Manager pursuant to the Management Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed monthly prior to the date of such termination.

We may also terminate the Management Agreement, effective upon 30 calendar days’ prior written notice from our Board to our Manager, without payment of any Termination Fees or other penalties, upon (i) the material breach of the Management Agreement by our Manager or its affiliates that continues for 30 days after written notice thereof to our Manager (or 45 days after delivery of written notice thereof if our Manager takes diligent steps to cure such breach within 30 days of delivery of the written notice), (ii) any fraud or other criminal conduct, gross negligence or breach of fiduciary duty by our Manager or its affiliates in connection with the Management Agreement, as determined by a final, non-appealable judgment of a court of competent jurisdiction, (iii) our Manager’s bankruptcy, insolvency or dissolution, or (iv) an Internalization Event (as defined in the Management Agreement). No Termination Fee or other penalty is payable upon such a termination by us.

Our Manager may terminate the Management Agreement, effective upon 60 days’ prior written from our Manager to us, if we breach the Management Agreement and such breach continues for 30 days after written notice thereof. We will pay our Manager the Termination Fee upon such termination by our Manager.

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

    As of December 31, 2023, there was no participation obligation.

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

    For the year ended December 31, 2023, the weighted average outstanding principal balance on obligations under participation agreements was approximately $10.0 million and the weighted average interest rate was approximately 17.4%, compared to the weighted average outstanding principal balance on obligations under participation agreements and secured borrowing of approximately $59.9 million and the weighted average interest rate was approximately 12.1% for the year ended December 31, 2022. The secured borrowing was repaid in August 2022.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

December 31, 2023
Variable rate investments	$438,839,001
Variable rate debt	$253,163,757

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of December 31, 2023 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Investment income from variable rate investments	$(4,517,751)	$4,554,622
Interest expense from variable rate debt	1,913,391	(2,531,638)
Net investment income from variable rate instruments	$(2,604,360)	$2,022,984
    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2023 and 2022, we did not engage in interest rate hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both our Chief Executive Officer and Chief Investment Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Under the supervision and with the participation of our management, including both our Chief Executive Officer and Chief Investment Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 9B. Other Information.

Management Agreement Amendment

On March 11, 2024, we and our Manager entered into an amendment to the Management Agreement, effective as of January 1, 2024, in order to extend the term of the Management Agreement and modify the terms upon which the Management Agreement may be terminated. For additional information on the Amendment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Agreement Amendment” in this Annual Report on Form 10‑K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption “Information About our Executive Officers” of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2023.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation.

    The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and(e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

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

3.2	Second Articles of Amendment and Restatement of Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K with the SEC on December 5, 2023).

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

10.6
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

10.8
Limited Guaranty, dated as of March 12, 2021, by and among Terra Property Trust, Inc., as Guarantor, for the benefit of Western Alliance Bank (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

10.9
First Amendment to Loan Documents dated as of June 9, 2021, by and among Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1
Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and between Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.11*	Amendment No. 1 to Uncommitted Master Repurchase Agreement, dated as of May 24, 2022, between Terra Mortgage Capital III, LLC, as Seller, and UBS AG, as Buyer.

10.12
Guarantee Agreement dated as of November 8, 2021, by and between Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.13*	Amendment No. 1 to Guarantee Agreement, dated as of March 10, 2022, between Terra Property Trust, Inc., as Guarantor, and UBS AG, as Buyer.

10.14*	Amendment No. 2 to Guarantee Agreement, dated as of November 14, 2023, between Terra Property Trust, Inc., as Guarantor, and UBS AG, as Buyer.

10.15
Second Amendment to Loan Documents dated as of January 4, 2022, by and among Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

Exhibit No.	Description and Method of Filing

10.16
Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and between Terra Mortgage Capital I, LLC, as Seller, Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.17
Guarantee Agreement dated as of February 18, 2022, by and between Terra Property Trust, Inc., as Guarantor, in favor of Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

10.19
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.20
Waiver and Amendment No. 2 to Credit Agreement, dated June 30, 2023, among Terra Income Fund 6, LLC, Eagle Point Credit Management, LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023).

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2023 due to the adoption of FASB Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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
New York, New York
March 15, 2024

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$10,674,475	$28,567,825
Restricted cash	3,954,986	4,633,204
Cash held in escrow by lender	4,907,316	3,268,563
Marketable securities	4,961,879	147,960
Loans held for investment, net of allowance for credit losses of $56,749,498 and $25,471,890	417,913,773	584,417,939
Loans held for investment acquired through participation, net of allowance for credit losses of $226,527 and none	38,558,485	42,072,828
Equity investment in unconsolidated investments	37,171,326	62,498,340
Real estate owned, net (Note 6)
Land, building and building improvements, net	126,724,333	46,660,226
Lease intangible assets, net	9,869,364	2,568,461
Operating lease right-of-use asset	—	27,378,786
Deal deposit	—	4,241,892
Interest receivable	6,537,368	4,100,501
Other assets	9,466,846	2,780,367
Total assets	$670,740,151	$813,336,892
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$118,380,897	$116,530,673
Secured financing agreements, net	290,525,313	313,600,484
Obligations under participation agreements (Note 8 )	—	12,680,594
Interest reserve and other deposits held on investments	3,954,986	4,633,204
Operating lease liability	—	27,378,786
Lease intangible liabilities, net (Note 6)	6,838,875	8,646,840
Due to Manager (Note 8)	4,183,293	3,935,997
Interest payable	1,575,463	1,058,001
Accounts payable and accrued expenses	2,405,749	1,452,236
Unearned income	314,260	378,018
Other liabilities	907,507	1,159,885
Total liabilities	429,086,343	491,454,718
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
12.5% Series A Cumulative Non-Voting Preferred Stock at liquidation preference, 125 shares authorized and no shares and 125 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	125,000
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, at both December 31, 2023 and 2022	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,336,033 and 24,335,370 shares issued and outstanding at December 31, 2023 and 2022, respectively	243,360	243,354
Additional paid-in capital	444,458,206	444,449,813
Accumulated deficit	(203,047,758)	(122,935,993)
Total equity	241,653,808	321,882,174
Total liabilities and equity	$670,740,151	$813,336,892
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Revenues
Interest income	$56,140,437	$42,591,972
Real estate operating revenue	11,050,716	11,451,914
Prepayment fee income	—	1,984,061
Other operating income	722,881	586,499
	67,914,034	56,614,446
Operating expenses
Operating expenses reimbursed to Manager	9,234,357	8,076,321
Asset management fee	7,807,198	6,556,492
Asset servicing fee	1,857,765	1,560,044
Provision for credit losses	45,548,803	11,813,409
Real estate operating expenses	4,586,245	5,005,551
Depreciation and amortization	6,968,985	6,530,595
Impairment charge	11,765,540	1,604,989
Professional fees	3,741,720	3,697,792
Directors’ fees	347,714	192,497
Other	539,957	747,535
	92,398,284	45,785,225
Operating (loss) income	(24,484,250)	10,829,221
Other income and expenses
Interest expense on secured financing	(28,113,245)	(14,793,540)
Interest expense on unsecured notes payable	(9,643,974)	(6,682,937)
Interest expense on obligations under participation agreements	(1,353,006)	(3,180,771)
Gain on extinguishment of participation liability	14,079,379	3,435,902
Unrealized losses on investments, net	(316,573)	(122,299)
(Loss) income from equity investment in unconsolidated investments	(2,383,938)	2,731,477
Gain on sale of interests in unconsolidated investments	—	799,827
Loss on disposal of real estate	(4,211,153)	(51,984)
Realized (losses) gains on investments, net	(459,279)	83,411
	(32,401,789)	(17,780,914)
Net loss	$(56,886,039)	$(6,951,693)
Series A preferred stock dividend declared	$(3,907)	$(15,624)
Net loss allocable to common stock	$(56,889,946)	$(6,967,317)

Loss per share — basic and diluted	$(2.34)	$(0.34)

Weighted-average shares — basic and diluted	24,335,545	20,709,400

Distributions declared per common share	$0.76	$0.78

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	663	6	8,393	—	8,399
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.76 per share)	—	—	—	—	—	—	—	—	(18,602,096)	(18,602,096)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net loss	—	—	—	—	—	—	—	—	(56,886,039)	(56,886,039)
Balance at December 31, 2023	$—	—	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$241,653,808

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2022	$—	125	$125,000	19,487,460	$194,875	—	$—	—	$—	$373,443,672	$(99,919,969)	$273,843,578
Common stock converted into newly authorized Class B Common Stock prior to the BDC Merger (Note 11)	—	—	—	(19,487,460)	(194,875)	—	—	19,487,460	194,875	—	—	—
Shares issued in connection with the BDC Merger (Note 3)	—	—	—	—	—	—	—	4,847,910	48,479	71,006,141	—	71,054,620
Distributions declared on common shares ($0.78 per share)	—	—	—	—	—	—	—	—	—	—	(16,048,707)	(16,048,707)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	—	—	(15,624)	(15,624)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,951,693)	(6,951,693)
Balance at December 31, 2022	$—	125	$125,000	—	$—	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,886,039)	$(6,951,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,968,985	6,530,595
Provision for credit losses	45,548,803	11,813,409
Impairment charges	11,765,540	1,604,989
Amortization of net purchase premiums on loans	1,124,157	557,012
Straight-line rent adjustments	(63,974)	1,357,247
Amortization of deferred financing costs	2,485,026	2,271,556
Amortization of discount on unsecured notes payable	1,672,197	738,583
Amortization of above- and below-market rent intangibles	(2,135,162)	(914,965)
Amortization and accretion of investment-related fees, net	(896,615)	(1,210,524)
Amortization of above-market rent ground lease	(103,017)	(130,348)
Gain on extinguishment of participation liability	(14,079,379)	(3,435,902)
Gain on sale of interests in unconsolidated investments	—	(799,827)
Realized loss (gain) on investments, net	459,279	(83,411)
Unrealized losses on investments, net	316,573	122,299
Loss on sale of real estate	4,211,153	51,984
Distributions received from equity investment in unconsolidated investments	7,008,461	180,549
Loss (income) from equity investment in unconsolidated investments	4,188,976	(1,271,921)
Changes in operating assets and liabilities:
Deal deposits	4,241,892	(4,241,892)
Interest receivable	(2,893,517)	(323,606)
Due from related party	—	2,421,388
Other assets	(6,860,178)	(2,918,189)
Due to Manager	1,509,673	—
Unearned income	(63,758)	(71,672)
Interest payable	517,462	(821,625)
Accounts payable and accrued expenses	1,121,931	(552,728)
Other liabilities	(548,471)	(3,517,540)
Net cash provided by operating activities	8,609,998	403,768
Cash flows from investing activities:
Proceeds from repayments of loans	126,142,565	197,484,239
Origination and purchase of loans	(78,883,295)	(290,005,676)
Purchase of real estate properties	(52,508,252)	—
Purchase of held-to-maturity securities	(20,025,024)	—
Proceeds from redemption of held-to-maturity securities	20,000,000	—
Return of capital on equity interests in unconsolidated investments	11,287,839	—
Purchase of marketable securities	(7,905,211)	(136,265)
Purchase of equity interests in unconsolidated investments	(7,307,806)	(25,504,979)
Funding for promissory note receivable	(3,844,797)	(386,395)
Proceeds from sale of marketable securities	2,422,095	1,259,417
Cash acquired in purchase of real estate	712,608	—
Capital expenditures on real estate	(132,506)	—
Proceeds from sale of interests in unconsolidated investments	—	33,688,430
Cash and restricted cash acquired in connection with the BDC Merger	—	24,582,565
Proceeds from sale of real estate	—	8,585,500
Distributions in excess of equity income	—	923,200
Proceeds from repayment of promissory note receivable	—	386,395
Cash paid to stockholders of Terra BDC in connection with the BDC Merger	—	(12,920)
Net cash used in investing activities	(10,041,784)	(49,136,489)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2023	2022
Cash flows from financing activities:
Proceeds from secured financing	211,017,859	286,577,087
Principal repayments on secured financing	(205,265,764)	(239,705,071)
Distributions paid	(18,597,604)	(16,064,331)
Payment of financing costs	(3,346,724)	(1,033,097)
Proceeds from obligations under participation agreements	1,494,422	29,607,969
Change in interest reserve and other deposits held on investments	(678,218)	(3,039,221)
Redemption of Series A Preferred Stock	(125,000)	—
Repayments of obligations under participation agreements	—	(22,239,670)
Net cash (used in) provided by financing activities	(15,501,029)	34,103,666
Net decrease in cash, cash equivalents and restricted cash	(16,932,815)	(14,629,055)
Cash, cash equivalents and restricted cash at beginning of period	36,469,592	51,098,647
Cash, cash equivalents and restricted cash at end of period (Note 2)	$19,536,777	$36,469,592

	Years Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$34,435,541	$22,569,976

Supplemental non-cash information:
Reinvestment of shareholder distributions	$8,399	$—
Supplemental Non-Cash Investing Activities:
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
$83,288,961

BDC Merger

    On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. merged with and into Terra Income Fund 6, LLC, a wholly owned subsidiary of Terra Property Trust, Inc. with Terra Income Fund 6, LLC continuing as the surviving entity of the merger and as a wholly owned subsidiary of the Company (Note 3). The following table presents a summary of the consideration exchanged and assets acquired and liabilities assumed as a result of the merger:

Total Consideration
Fair value of Terra Property Trust, Inc. shares of common stock issued	$71,054,620
Cash paid for fractional shares	12,920
Transaction costs	2,283,785
73,351,325
Assets Acquired and Liabilities Assumed at Fair Value
Loans held for investment	77,562,528
Loans held for investment acquired through participation	36,793,313
Interest receivable	1,367,044
Other assets	55,465
Term loan payable	(25,000,000)
Unsecured notes payable	(33,770,000)
Obligations under participation agreements	(6,114,979)
Interest reserve and other deposits held on investments	(260,614)
Due to manager	(682,541)
Interest payable	(53,186)
Accounts payable and accrued expenses	(740,824)
Other liabilities	(387,446)
Net assets acquired excluding cash and restricted cash	48,768,760
Cash and restricted cash acquired	$24,582,565

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Note 1. Business

    Terra Property Trust, Inc. (and, together with its consolidated subsidiaries, the “Company” or “Terra Property Trust”) is a real estate investment trust (“REIT”) that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. The Company was incorporated under the Maryland General Corporation Law on December 31, 2015. The Company focuses primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States. The Company’s loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. The Company focuses on middle market loans in the approximately $10 million to $50 million range, which it believes are subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company may also make strategic real estate equity and non-real estate-related investments that align with its investment objectives and criteria.
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

    The Company has elected to be taxed, and to qualify annually thereafter, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2016. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. The Company also operates its business in a manner that permits it to maintain its exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

On December 20, 2023, Terra Fund 5 announced that effective December 29, 2023 (the “Distribution Date”), Terra Fund 5 would distribute all of its shares of the Company’s Class B Common Stock to its members as part of the winding up of Terra Fund 5. On the Distribution Date, each member of Terra Fund 5 received 2,252.02 shares of the Company’s Class B Common Stock for each unit of membership interest in Terra Fund 5 held by such member. Because Terra Fund 5 previously owned its interests in the shares of Class B Common Stock indirectly through its ownership of interests in Terra JV, LLC (“Terra JV”), prior to the Distribution Date, Terra JV first distributed the shares of Class B Common Stock to Terra Fund 5 and Terra Secured Income Fund 7, LLC (“Terra Fund 7”), and Terra Fund 5 then distributed those shares to its members on the Distribution Date and Terra Fund 7 became a direct stockholder of the Company’s Class B Common Stock.

As of December 31, 2023, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

Notes to Consolidated Financial Statements

As previously disclosed, the Company continues to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to the Company include a listing of the Company’s shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of the Company’s assets, a sale of the Company or a strategic business combination, in each case, which may include the further in-kind distribution of the Company’s shares of common stock indirectly owned by certain of its affiliate funds to the ultimate investors in such affiliate funds. The Company cannot provide any assurance that any alternative liquidity transaction will be available or, if available, that the Company will pursue or be successful in completing any such alternative liquidity transaction.

One of the potential future liquidity transactions that the Company continues to evaluate is a “direct listing” of the Class A Common Stock on a national securities exchange (i.e., a listing not involving a concurrent public offering of newly issued shares). If market conditions are not supportive of a direct listing that would in the Company’s view lead to a constructive trading environment for the Class A Common Stock, the Company will explore alternative paths to pursue its investment strategy and provide liquidity to its investors, including converting the Company into a traditional “non-traded REIT.” As part of a potential conversion to a non-traded REIT, the Company would adopt a customary share repurchase plan pursuant to which its investors could request to have their shares of its common stock redeemed for cash.

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

Loans Held for Investment

    The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses. Amortized cost is the amount at which a financing receivable or a loan is

Notes to Consolidated Financial Statements

originated or acquired, adjusted for accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash and write-offs.

Allowance for Credit Losses

On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. ASC 326 mandates the use of a current expected credit loss (“CECL”) methodology for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” methodology previously required under United States generally accepted accounting principles (“U.S. GAAP”). The CECL methodology requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology. As permitted by ASC 326, the Company elected not to measure an allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheet), but rather write off in a timely manner by reversing interest income that would likely be uncollectible. The Company’s adoption of the ASC 326 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to member’s capital as of January 1, 2023. Subsequent to the adoption of the CECL methodology, any increase or decrease to the allowance for credit losses is recorded in earnings on the consolidated statement of operations.
Performing Loans
The Company uses a model based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. For the year ended December 31, 2023, adjustments to the weights ascribed to the multiple macroeconomic forecast scenarios were made in response to changes in expectations of macroeconomic conditions such as inflation and interest rates. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.
Beyond the Company’s reasonable and supportable forecast period, the Company reverts to historical loss information on a straight-line basis over the remaining contractual loan term, taken from a period that most accurately reflects the expectation of conditions expected to exist during the period of reversion. The Company may adjust historical loss information for differences in risk that may not reflect the characteristics of its current portfolio, including but not limited to, loan-to-value and debt service coverage ratios, among other relevant factors. The method of reversion selected represents the best estimate of the collectability of the investments and is reevaluated each reporting period.
The determination of the performing loans credit loss estimate considers historical loss information and current economic conditions for each loan, reversion period and reasonable and supportable forecasts about the future. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed.
The Company also performs a qualitative assessment and applies qualitative adjustments as necessary, usually due to limitations of the loan loss model. The Company’s qualitative analysis includes a review of data that may directly impact its estimates including internal and external information about the loan or property including current market conditions, asset specific conditions, property operations or borrower/sponsor details (i.e., refinance, sale, bankruptcy) which allows the

Notes to Consolidated Financial Statements

Company to determine the amount of the expected loss more accurately and reasonably for these investments. The Company also evaluates the contractual life of its loans to determine if changes are needed for certain contractual extension options, renewals, modifications, and prepayments.
Unfunded Commitments
Some of the Company’s performing loans include commitments to fund incremental proceeds to the borrowers over the life of the loan and these unfunded commitments are also subject to the CECL methodology because the Company does not have an unconditional right to cancel such commitments. The allowance for credit losses related to unfunded commitments is recorded as a component of other liabilities on the Company’s consolidated balance sheets. This allowance for credit losses is estimated using the same method outlined above for the Company’s outstanding performing loan balances and increases or decreases are also recorded in earnings on the consolidated statements of operations.
Non-Performing Loans
During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, the Company considers that loan non-performing. For all non- performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
As discussed below in Recent Accounting Pronouncements, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) concurrently with the adoption of CECL on January 1, 2023, prospectively.
Loans Not Secured by Real Estate
The Company has two loans that are not secured by real estate. These loans, which are included in other assets on the consolidated balance sheets, are recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on these loans. As of December 31, 2023, the Company did not record any allowance for credit losses on these two loans because the Company believes that it will be able to collect all outstanding interest and principal on or before the maturity date.
Allowance for Loan Losses Prior to 2023
Prior to the adoption of the CECL methodology on January 1, 2023, the Company recorded an allowance for loan losses using the incurred loss methodology equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.
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

Notes to Consolidated Financial Statements

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

Held-to-Maturity Debt Securities

The Company classifies debt securities for which it has both the positive intent and ability to hold until maturity of the security as held-to-maturity debt securities. These securities are recorded at amortized cost with changes in amortized cost recognized in earnings until realized. Held-to-maturity debt securities are subject to the allowance for credit losses described above.

Marketable Securities

    From time to time, the Company may invest in short term debt. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized. The Company may also invest in short term equity securities. Changes in the fair value of equity securities are recognized in earnings.

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

    Management reviews the Company’s real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate assets. If impaired, the real estate asset will be written down to its estimated fair value.

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

Notes to Consolidated Financial Statements

On October 19, 2023, in connection with the deed in lieu of foreclosure discussed in Note 6, the Company is no longer a party to the ground lease and the related ROU assets and liabilities were written off.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	December 31,
	2023	2022
Cash and cash equivalents	$10,674,475	$28,567,825
Restricted cash	3,954,986	4,633,204
Cash held in escrow by lender	4,907,316	3,268,563
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$19,536,777	$36,469,592

Notes to Consolidated Financial Statements

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

Secured Financing Agreements, Net

The Company's secured financing agreements include two master repurchase agreements, a revolving line of credit, non-recourse property mortgages, note-on-note financing arrangements and a term loan. The Company accounts for borrowings under these financing arrangements as secured transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Secured Financing Arrangements” in Note 9 for additional information.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of December 31, 2023, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2020-2023 federal tax returns remain subject to examination by the Internal Revenue Service.

Notes to Consolidated Financial Statements

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of December 31, 2023 and common stock and preferred stock outstanding as of December 31, 2022. As a result, earnings per share, as presented, represent both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

    London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). As of December 31, 2023, all of the Company’s floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

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

Notes to Consolidated Financial Statements

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

The Company, as the acquirer, accounted for the BDC Merger as an asset acquisition and all direct acquisition-related costs are capitalized to the total cost of the assets acquired and liabilities assumed. Pursuant to ASC Topic 805, Business Combination, total cost is allocated to the assets acquired and liabilities assumed on a relative fair value basis.

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

Net Gain on Extinguishment of Participation Liability

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

Notes to Consolidated Financial Statements

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

Note 4. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of December 31, 2023 and 2022, accrued interest receivable of $6.5 million and $4.1 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	December 31, 2023			December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	5	16	21	8	23	31
Principal balance	$53,998,648	$455,462,178	$509,460,826	$90,990,183	$554,805,276	$645,795,459
Carrying value	$54,095,173	$402,377,085	$456,472,258	$92,274,998	$534,215,769	$626,490,767
Fair value	$53,435,742	$403,904,207	$457,339,949	$90,729,098	$532,416,656	$623,145,754
Weighted-average coupon rate	12.95%	12.92%	12.93%	13.82%	11.23%	11.59%
Weighted-average remaining term (years)	1.18	0.70	0.77	1.35	1.10	1.14
_______________
(1)These loans pay a coupon rate of LIBOR, Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.47%, average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023 and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022.
(2)As of December 31, 2023 and 2022, amount included $342.9 million and $413.1 million of senior mortgages used as collateral for $204.9 million and $261.0 million of borrowings under secured financing arrangements, respectively (Note 9).
(3)As of December 31, 2023 and 2022, 14 and 21 loans, respectively, were subject to a LIBOR, SOFR or Term SOFR floor, as applicable.

Notes to Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
Principal repayments received	(122,860,357)	(3,282,208)	(126,142,565)
New loans made	78,883,295	—	78,883,295
Settlement of loans (1)(2)	(70,737,874)	—	(70,737,874)
Net amortization of premiums on loans	(1,124,157)	—	(1,124,157)
Accrual, payment and accretion of investment-related fees and other, net	(1,049,981)	(5,608)	(1,055,589)
Provision for credit losses	(45,491,949)	(99,618)	(45,591,567)
Balance, December 31, 2023	$417,913,773	$38,558,485	$456,472,258
_______________
(1)In May 2023, the Company settled $68.7 million of senior loans in exchange for ownership interest in the underlying real estate properties (Note 6).
(2)In November 2023, the Company settled a $20.8 million mezzanine loan and wrote off the related allowance for credit losses of $18.3 million in exchange for a $2.5 million note from the sponsor. On the date of closing, the sponsor made a payment of $0.5 million. The remaining $2.0 million is included in Other assets on the consolidated balance sheets.

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2022	$457,329,582	$12,343,732	$469,673,314
New loans made	257,780,401	32,225,275	290,005,676
Principal repayments received	(197,484,239)	—	(197,484,239)
Loans acquired and contributed in connection with the BDC Merger	77,562,529	(2,744,091)	74,818,438
Net amortization of premiums on loans	(469,563)	(87,449)	(557,012)
Accrual, payment and accretion of investment-related fees and other, net	1,512,638	335,361	1,847,999
Provision for credit losses	(11,813,409)	—	(11,813,409)
Balance, December 31, 2022	$584,417,939	$42,072,828	$626,490,767

Notes to Consolidated Financial Statements

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	December 31, 2023			December 31, 2022
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$365,465,500	$368,918,890	80.9%	$456,408,889	$461,299,182	73.7%
Preferred equity investments	126,550,969	127,105,312	27.8%	121,231,434	122,132,177	19.5%
Mezzanine loans	17,444,357	17,424,081	3.8%	39,352,303	39,451,115	6.3%
Credit facility	—	—	—%	28,802,833	29,080,183	4.6%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$645,795,459	$626,490,767	100.0%

	December 31, 2023			December 31, 2022
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$144,812,619	$144,853,769	31.7%	$184,196,708	$184,722,657	29.4%
Multifamily	85,660,082	86,210,868	18.9%	104,589,464	105,570,432	16.9%
Industrial	67,579,869	67,612,621	14.8%	147,796,164	148,891,742	23.8%
Mixed-use	63,096,365	63,531,806	13.9%	64,880,450	65,838,965	10.5%
Infill land	52,839,509	54,172,663	11.9%	48,860,291	49,565,437	7.9%
Hotel - full/select service	43,222,382	43,801,303	9.6%	43,222,382	43,758,804	7.0%
Student housing	31,000,000	31,821,832	7.0%	31,000,000	31,774,261	5.1%
Infrastructure	21,250,000	21,443,421	4.7%	21,250,000	21,840,359	3.5%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$645,795,459	$626,490,767	100.0%

	December 31, 2023			December 31, 2022
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$119,093,246	$120,296,944	26.4%	$164,253,345	$165,839,561	26.5%
New York	90,483,672	90,483,672	19.8%	91,845,479	91,877,084	14.7%
New Jersey	82,419,378	83,489,049	18.3%	62,228,622	62,958,482	10.0%
Georgia	74,335,828	74,602,328	16.3%	72,401,718	73,101,964	11.7%
Utah	49,250,000	50,329,949	11.0%	49,250,000	50,698,251	8.1%
Washington	34,052,223	34,020,449	7.5%	56,671,267	57,027,639	9.1%
Arizona	31,000,000	31,296,235	6.9%	31,000,000	31,276,468	5.0%
North Carolina	21,826,479	21,929,657	4.8%	43,520,028	44,041,162	7.0%
Massachusetts	7,000,000	7,000,000	1.5%	7,000,000	7,000,000	1.1%
Texas	—	—	—%	67,625,000	68,142,046	10.9%
Allowance for credit losses	—	(56,976,025)	(12.5)%	—	(25,471,890)	(4.1)%
Total	$509,460,826	$456,472,258	100.0%	$645,795,459	$626,490,767	100.0%
Allowance for Credit Losses
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU

Notes to Consolidated Financial Statements

2016-13 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficits as of January 1, 2023.
The following table presents the activity in allowance for credit loss for funded loans:

	Years Ended December 31,
	2023	2022
Allowance for credit losses, beginning of period	$25,471,890	$13,658,481
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	4,250,052	—
Provision for credit losses (1)	45,591,567	11,813,409
Charge-offs (2)	(18,337,484)	—
Recoveries	—	—
Allowance for credit losses, end of period	$56,976,025	$25,471,890
_______________
(1)Prior to the adoption of the CECL model on January 1, 2023, the Company recorded an allowance for credit losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4”, plus (ii) 5% of the aggregate carrying amount of loans rated as a “5”, plus (iii) non-performing loan reserves, if any.
(2)Amount is related to the settlement of a mezzanine loan described in “Lending Activities” above.

Certain of the Company’s performing loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $35.7 million and $47.3 million as of December 31, 2023 and 2022, respectively. The following table presents the activity in the liability for credit losses on unfunded commitments:

Year Ended December 31, 2023

Liability for credit losses on unfunded commitments, beginning of period	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	369,671
Reversal of provision for credit losses	(42,764)
Liability for credit losses on unfunded commitments, end of period	$326,907
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely matter. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the years ended December 31, 2023 and 2022, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. As of December 31, 2023 and 2022, the Company had four and two loans that were in default, and suspended interest income accrual of $18.4 million and $8.5 million for the years ended December 31, 2023 and 2022, respectively, because recovery of such income was doubtful. As of December 31, 2023 and 2022, there was no interest receivable recognized on these loans.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of December 31, 2023 and 2022, the Company had six and four non-performing loans with total carrying value of $209.3 million and $89.9 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total allowance for credit losses of $54.6 million and $25.5 million as of December 31, 2023 and 2022, respectively. Please see “Note 7. Fair Value Measurements – Significant Unobservable Inputs” for information on how the fair value of these loans were determined.
Loan Risk Rating
The Company assesses the risk factors of each loan and assigns each loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and

Notes to Consolidated Financial Statements

(iv) loan to value. Based on a 5-point scale, the Company’s loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

    The following table presents the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating as of December 31, 2023:

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.4%	—	—	—	—	—	7,000,000
3	13	278,296,080	54.2%	10,809,959	77,383,153	97,514,884	27,810,327	61,842,453	2,935,304
4	1	18,855,139	3.7%	—	18,855,139	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	209,297,064	40.7%	—	60,612,621	—	—	58,200,770	90,483,673
	21	513,448,283	100.0%	$10,809,959	$156,850,913	$97,514,884	$27,810,327	$120,043,223	$100,418,977
Allowance for credit losses		(56,976,025)
Total, net of allowance for credit losses		$456,472,258

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

In December 2022, the borrower of a $40.1 million senior loan experienced financial difficulty and offered to repay the loan for $38.7 million. The remaining $1.4 million was converted to subordinated equity that accrues dividends at 8.0% and the

Notes to Consolidated Financial Statements

Company is entitled to receive waterfall profit upon a sale. The Company does not anticipate a full recovery of the equity position and does not expect to receive any additional income. As a result, the remaining $1.4 million is reflected as a loan receivable and it is fully reserved for as of December 31, 2023 and 2022. The Company classified this loan modification as a TDR as it met all the conditions to be considered a TDR pursuant to ASC 310-40.

The following table summarizes the recorded investment of TDR as of the date of restructuring:

Number of loans modified	1
Pre-modified recorded carrying value	$40,072,138
Post-modified recorded carrying value (1)	$1,364,944
_______________
(1) As of December 31, 2023 and 2022, the principal balance of this loan was the same as the carrying value. The Company recorded an allowance for credit losses of $1.4 million to fully reserve for the unpaid principal balance. There was no income from this investment from the date of modification on December 28, 2022 through December 31, 2023.

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

Equity Investment in a Limited Partnership

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby the Company committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. RESOF may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). The general partner of RESOF is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. As of December 31, 2023 and 2022, the unfunded commitment was $37.4 million and $22.4 million, respectively.

The Company evaluated its equity interest in RESOF and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in RESOF is accounted for as an equity method investment. As of December 31, 2023 and 2022, the Company owned 14.9% and 27.9% of the equity interest in RESOF, respectively. As of December 31, 2023 and 2022, the carrying value of the Company’s investment in RESOF was $18.2 million and $36.8 million, respectively. For the year ended December 31, 2023, the Company recorded equity income from RESOF of $1.1 million. The equity income for the year ended December 31, 2023 included the negative adjustments made due to the dilution in the Company’s ownership interest in RESOF as new investors were admitted in 2022 and 2023. For the year ended December 31, 2023, the Company received distributions from RESOF of $6.6 million. For the year ended December 31, 2022, the Company recorded equity income from RESOF of $5.2 million and received no distributions from RESOF.

In connection with the equity investment in RESOF, the Company paid origination fees to the Manager totaling $0.5 million, to be amortized to equity income on a straight-line basis over the life of RESOF.

Notes to Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	As of December 31,
	2023	2022
Investments at fair value (cost of $196,129,031 and $176,035,290, respectively)	$199,032,013	$178,283,703
Other assets	16,502,225	23,918,841
Total assets	215,534,238	202,202,544
Revolving line of credit, net of financing costs	44,762,534	14,795,985
Obligations under participation agreement (proceeds of $38,444,357 and $41,726,565, respectively)	38,881,032	41,962,861
Other liabilities	13,641,742	17,120,804
Total liabilities	97,285,308	73,879,650
Partners’ capital	$118,248,930	$128,322,894

	Years Ended December 31,
	2023	2022
Total investment income	$33,998,655	$31,436,886
Total expenses	13,694,107	9,042,066
Net investment income	20,304,548	22,394,820
Unrealized appreciation (depreciation) on investments	1,137,701	(2,180,632)
Provision for income tax	(138,944)	—
Net increase in partners’ capital resulting from operations	$21,303,305	$20,214,188

Equity Investment in Joint Ventures

As of December 31, 2023 and 2022, the Company beneficially owned equity interests in three joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments. In September 2022, the Company sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million.

In December 2022, the Company originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. In connection with this mezzanine loan, the Company entered into a residual profit sharing agreement with the borrower where the borrower would pay the Company an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. The Company accounted for this arrangement using the equity method of accounting. In May 2023, the Company purchased the underlying asset (Note 8) and the $10.0 million mezzanine loan was settled in connection with the purchase. In November 2023, in connection with a loan restructuring, the Company contributed $5.0 million to another joint venture that owns a real estate property. The Company accounted for its investment in this joint venture as an equity method investment because it does not have a controlling financial interest in the entity.

Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s equity investment in unconsolidated investments as of:

		December 31, 2023		December 31, 2022
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$7,024,245	27.2%	$7,271,603
LEL NW 49th JV LLC	Third party/Affiliate	27.2%	1,619,157	27.2%	1,521,556
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	5,590,427	30.6%	6,896,816
Windy Hill PV Five CM, LLC (1)	Third party	42.4%	4,740,914	N/A	—
SF-Dallas Industrial, LLC (2)	N/A	N/A	—	N/A	10,013,691
			$18,974,743		$25,703,666
_______________
(1)This investment was acquired in November 2023.
(2)This investment that meets the definition of an equity investment was entered into in December 2022. As discussed above, this investment was settled in May 2023.

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	As of December 31,
	2023	2022
Net investments in real estate	$223,039,486	$192,616,298
Other assets	18,362,425	12,817,388
Total assets	241,401,911	205,433,686
Mortgage loan payable	187,269,209	147,740,645
Other liabilities	4,509,167	3,104,624
Total liabilities	191,778,376	150,845,269
Members’ capital	$49,623,535	$54,588,417

	Years Ended December 31,
	2023	2022
Revenues	$17,055,616	$15,071,626
Operating expenses	(8,535,636)	(6,710,172)
Depreciation and amortization expense	(7,225,448)	(9,914,314)
Interest expense	(10,762,003)	(7,572,790)
Unrealized (losses) gains	(3,835,179)	3,244,813
Net loss	$(13,302,650)	$(5,880,837)

For the year ended December 31, 2023, the Company recorded net equity loss from the joint ventures and the mezzanine loan of $3.5 million, and did not receive any distributions from the joint ventures. For the year ended December 31, 2022, the Company recorded net equity loss from the joint ventures of $2.5 million, and received distributions from the joint ventures of $0.9 million. In connection with these investments, the Company paid origination fee to the Manager totaling $0.6 million, to be amortized to equity income over the life of the respective joint venture.

Notes to Consolidated Financial Statements

Note 6. Real Estate Owned, Net

Real Estate Activities

2023 — During the year ended December 31, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. In October 2023, the Company conveyed its interest in the office building to the lender by deed-in-lieu of foreclosure and recognized a loss on disposal of real estate of $4.2 million. Accordingly, the Company no longer owns the multi-tenant office building.

Additionally, during the year ended December 31, 2023, the Company entered into the following investments:

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
$132,087,234

2022 — In June 2022, the Company sold the 4.9 acres of land it owned in Pennsylvania for net proceeds of $8.6 million and recognized a net loss on sale of $0.1 million, excluding impairment charges of $1.6 million and $3.4 million recognized in March 2022 and December 2021, respectively.

Notes to Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas and a multi-tenant office building located in California, with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	December 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$—	$—	$—
Building and building improvements	104,915,714	(1,986,016)	102,929,698	51,725,969	(5,711,468)	46,014,501
Tenant improvements	25,032	(15,401)	9,631	1,854,640	(1,224,648)	629,992
Furniture and fixtures	—	—	—	236,000	(220,267)	15,733
Total real estate	128,725,750	(2,001,417)	126,724,333	53,816,609	(7,156,383)	46,660,226
Lease intangible assets:
In-place lease	12,719,000	(2,849,636)	9,869,364	14,982,538	(12,493,079)	2,489,459
Above-market rent	—	—	—	156,542	(77,540)	79,002
Total intangible assets	12,719,000	(2,849,636)	9,869,364	15,139,080	(12,570,619)	2,568,461
Lease intangible liabilities:
Below-market rent	(8,864,138)	2,025,263	(6,838,875)	(2,754,922)	2,428,647	(326,275)
Above-market ground lease	—	—	—	(8,896,270)	575,705	(8,320,565)
Total intangible liabilities	(8,864,138)	2,025,263	(6,838,875)	(11,651,192)	3,004,352	(8,646,840)
Total real estate	$132,580,612	$(2,825,790)	$129,754,822	$57,304,497	$(16,722,650)	$40,581,847

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022
Real estate operating revenues:
Lease revenue	$8,721,719	$6,782,778
Other operating income	2,328,997	4,669,136
Total	$11,050,716	$11,451,914
Real estate operating expenses:
Utilities	$207,700	$235,403
Real estate taxes	692,411	1,400,519
Repairs and maintenances	696,873	728,944
Management fees	299,177	267,188
Lease expense, including amortization of above-market ground lease	1,542,858	1,948,652
Other operating expenses	1,147,226	424,845
Total	$4,586,245	$5,005,551

Leases

    As of December 31, 2023, the Company owned eight industrial buildings that were leased to ten tenants. As of December 31, 2022, the Company owned a multi-tenant office building that was leased to three tenants. In addition, the office building was subject to a ground lease whereby the Company was the lessee (or a tenant) to the ground lease. The ground lease provided for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company was litigating with

Notes to Consolidated Financial Statements

the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. On October 19, 2023, the Company conveyed its interest in the property to a subsidiary of Centennial Bank by deed in lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease and has taken the necessary steps to terminate the associated litigation.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2023 are as follows:

Years Ending December 31,	Total
2024	$5,073,177
2025	4,144,116
2026	3,779,840
2027	2,560,061
2028	2,144,996
Thereafter	1,977,416
Total	$19,679,606

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Total
2024	$(2,938,140)	$4,245,729	$1,307,589
2025	(1,549,750)	2,052,811	503,061
2026	(1,175,719)	1,693,407	517,688
2027	(402,418)	724,688	322,270
2028	(278,843)	590,873	312,030
Thereafter	(494,006)	561,856	67,850
Total	$(6,838,876)	$9,869,364	$3,030,488
_______________
(1)Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to lease revenues; and amortization of in-place lease intangibles is included in depreciation and amortization.

Supplemental Ground Lease Disclosures

    As discussed in “Leases” above, on October 19, 2023, the Company conveyed its interest in the property to a subsidiary of Centennial Bank by deed in lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease.

Supplemental balance sheet information related to the ground lease was as follows as of:

December 31, 2022
Operating lease
Operating lease right-of-use asset	$27,378,786
Operating lease liability	$27,378,786

Weighted average remaining lease term — operating lease (years)	63.8

Weighted average discount rate — operating lease	7.6%

Notes to Consolidated Financial Statements

    The component of lease expense for the ground lease was as follows:

	Years Ended December 31,
	2023	2022
Operating lease cost	$1,645,875	$2,079,000

Supplemental non-cash information related to the ground lease was as follows:

	Years Ended December 31,
	2023	2022
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,645,875	$2,079,000

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,645,875	$2,079,000

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

Level 2 — Pricing inputs are other than quoted prices in active markets, including, but not limited to, quoted prices for similar assets and liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, rate of prepayment, loss severities, credit risks and default rates) or other market corroborated inputs.

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

As of December 31, 2023 and 2022, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, held-to-maturity debt securities, obligations under participation agreements, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

As discussed in Note 9, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 6). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap met all the criteria of a derivative under ASC 815, but it did not meet the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap is reported in the consolidated statements of operations.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,244,992	$—	$—	$2,244,992
Marketable securities - debt securities	1,148,653	—	—	1,148,653
Marketable securities - equity securities	3,813,226	—	—	3,813,226
Derivative - interest rate cap (2)	—	83,807	—	83,807
Total	$7,206,871	$83,807	$—	$7,290,678
_______________
(1) Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2) Amount is included in other assets on the consolidated balance sheets.

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Debt securities	$147,960	$—	$—	$147,960
Total	$147,960	$—	$—	$147,960

The following table presents the activities of the marketable securities and derivatives:

	Years Ended December 31,
	2023		2022
	Marketable Securities	Derivatives	Marketable Securities
Beginning balance	$147,960	$—	$1,310,000
Purchases (1)	7,905,211	258,500	136,265
Proceeds from sale (2)	(2,422,095)	—	(1,259,417)
Reclassification of net realized (losses) gains on marketable securities into earnings	(434,254)	—	83,411
Unrealized losses on marketable securities and derivatives	(234,943)	(174,693)	(122,299)
Ending balance	$4,961,879	$83,807	$147,960
    _______________
(1)On July 25, 2023, the Company disclosed that it acquired approximately 5.2% of the outstanding shares of common stock of MITT as of July 24, 2023.
(2)During the fourth quarter of 2023, the Company sold a portion of the MITT common stock. As of December 31, 2023, the Company owned less than 3.0% of the outstanding shares of common stock of MITT.

Notes to Consolidated Financial Statements

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2023			December 31, 2022
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$471,016,469	$474,663,271	$418,458,916	$604,068,894	$609,889,829	$581,182,892
Loans held for investment acquired through participation	3	38,444,357	38,785,012	38,881,033	41,726,565	42,072,828	41,962,862
Allowance for loan losses		—	(56,976,025)	—	—	(25,471,890)	—
Total loans		$509,460,826	$456,472,258	$457,339,949	$645,795,459	$626,490,767	$623,145,754
Liabilities:
Unsecured notes payable	1	$123,500,000	$118,380,897	$98,020,050	$123,500,000	$116,530,673	$103,481,748
Secured financing agreements	3	293,413,757	290,525,313	293,413,757	315,264,779	313,600,484	315,407,341
Obligations under participation agreements	3	—	—	—	12,584,958	12,680,594	12,680,595
Total liabilities		$416,913,757	$408,906,210	$391,433,807	$451,349,737	$442,811,751	$431,569,684

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2023 and 2022 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charge)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2).

The following table presents information about assets for which the Company recorded impairment charge and that were measured at fair value on a non-recurring basis for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Impairment Charge
Real estate and intangibles	$27,004,389	$11,765,540	$8,395,011	$1,604,989
		$11,765,540		$1,604,989

Impairment charge, and their related triggering events and fair value measurements were as follows:

Real Estate and Intangibles

The impairment charge described below are reflected within Impairment charge in the consolidated statements of operations.

For the year ended December 31, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.50%) and terminal capitalization rate (7.50%). In October 2023, the Company conveyed its

Notes to Consolidated Financial Statements

interest in the office building to the lender by deed in lieu of foreclosure. Accordingly, the Company no longer owns the multi-tenant office building.

For the year ended December 31, 2022, the Company recorded an impairment charge of $1.6 million on the 4.9 acres of land located in Pennsylvania to reduce the carrying value of the land to its estimated fair value, which was based on the selling price in the purchase and sale agreement. The land was sold in June 2022.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities, held-to-maturity debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

    Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e., a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the ability of our borrowers and investees to make payments and their net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2023	Primary Valuation Technique	Unobservable Inputs	December 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$418,458,916	Discounted cash flow	Discount rate	9.58%	16.95%	7.02%
Loans held for investment acquired through participation, net	38,881,033	Discounted cash flow	Discount rate	15.30%	18.35%	17.76%
Total Level 3 Assets	$457,339,949
Liabilities:
Secured financing agreements	$293,413,757	Discounted cash flow	Discount rate	6.25%	12.72%	8.91%
Total Level 3 Liabilities	$293,413,757
_______________
(1)Amount includes $154.6 million of non-performing loans (Note 4). The fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.75% to 7.00% and a terminal capitalization rate range of 5.75% to 6.00%. These inputs are based on the location, type and nature of the property, current sales and lease comparable,

Notes to Consolidated Financial Statements

anticipated real estate and capital market conditions, and managements knowledge, experience and judgment. Additionally, the Company may use sales comparables, purchase price and appraisals to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.

	Fair Value at December 31, 2022	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$581,182,892	Discounted cash flow	Discount rate	8.71%	19.36%	11.46%
Loans held for investment acquired through participation, net	41,962,862	Discounted cash flow	Discount rate	15.25%	17.06%	16.67%
Total Level 3 Assets	$623,145,754
Liabilities:
Obligations under participation agreements	$12,680,595	Discounted cash flow	Discount rate	16.36%	16.36%	16.36%
Secured financing agreements	315,407,341	Discounted cash flow	Discount rate	5.22%	8.24%	7.09%
Total Level 3 Liabilities	$328,087,936

Note 8. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Years Ended December 31,
	2023	2022
Origination and extension fee expense (1)	$2,312,656	$3,189,291
Asset management fee	7,807,198	6,556,492
Asset servicing fee	1,857,765	1,560,044
Operating expenses reimbursed to Manager	9,234,357	8,076,321
Disposition fee (2)	1,451,063	890,194
Total	$22,663,039	$20,272,342
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

Notes to Consolidated Financial Statements

Asset Servicing Fee

The Manager or its affiliates receives from the Company a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price, as defined in the Management Agreement, for each real estate-related loan held by the Company.

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2023 and 2022, the Company had not received any breakup fees.

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

Management Agreement Amendment

On March 11, 2024, the Company and the Manager entered into an amendment to the Management Agreement, effective as of January 1, 2024 (the “Amendment”), in order to extend the term of the Management Agreement and modify the terms upon which the Management Agreement may be terminated. Except as discussed below, the terms of the Management Agreement remain unchanged by the Amendment. Except where the context requires otherwise, all references herein to the “Management Agreement” are to the Management Agreement as modified by the Amendment.

The term of the Management Agreement will expire on December 31, 2027 (the “Initial Term”) and will automatically renew for an unlimited number of additional one-year terms upon each anniversary date of the last day of the Initial Term (each, a “Renewal Term”), unless terminated by the Company or the Manager during the Initial Term or a Renewal Term in accordance with the terms of the Management Agreement (as described below).

The Management Agreement may be terminated by the Company during the Initial Term or any Renewal Term upon a finding by either (i) at least two-thirds of the independent directors on the Board or (ii) the holders of a majority of the outstanding shares of the Company’s common stock (other than those shares held by members of the Company’s senior management team or affiliates of the Manager) that either (a) there has been unsatisfactory performance by the Manager that is materially detrimental to the Company, or (b) the compensation payable to the Manager pursuant to the Management Agreement is unfair; provided, however, that the Company will not have the right to terminate the Management Agreement on the basis of unfair compensation to the Manager if the Manager agrees to continue to provide its services under the Management Agreement in exchange for reduced fees that at least two-thirds of the independent directors on the Board determine to be fair pursuant to the procedures set forth in the Management Agreement. The Company must deliver prior written notice of any such termination to the Manager at least 180 days prior to the last calendar day of the Initial Term or the then-current Renewal Term, as applicable, and the Management Agreement will terminate effective as of the last calendar day of the Initial Term or the then-current Renewal Term, as applicable.

Upon any termination of the Management Agreement by the Company as discussed above, the Company will pay the Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to the Manager pursuant to the Management

Notes to Consolidated Financial Statements

Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed monthly prior to the date of such termination.

The Company may also terminate the Management Agreement, effective upon 30 calendar days’ prior written notice from the Board to the Manager, without payment of any Termination Fees or other penalties, upon (i) the material breach of the Management Agreement by the Manager or its affiliates that continues for 30 days after written notice thereof to the Manager (or 45 days after delivery of written notice thereof if the Manager takes diligent steps to cure such breach within 30 days of delivery of the written notice), (ii) any fraud or other criminal conduct, gross negligence or breach of fiduciary duty by the Manager or its affiliates in connection with the Management Agreement, as determined by a final, non-appealable judgment of a court of competent jurisdiction, (iii) the Manager’s bankruptcy, insolvency or dissolution, or (iv) an Internalization Event (as defined in the Management Agreement). No Termination Fee or other penalty is payable upon such a termination by the Company.

The Manager may terminate the Management Agreement, effective upon 60 days’ prior written from the Manager to the Company, if the Company breaches the Management Agreement and such breach continues for 30 days after written notice thereof. The Company will pay the Manager the Termination Fee upon such termination by the Manager.

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note was scheduled to mature on December 1, 2023. In December 2023, the promissory note was amended to extend the maturity date to June 30, 2024. During the year ended December 31, 2023 and 2022, the Company provided funding under the promissory note receivable of $3.8 million and $0.4 million, respectively. As of December 31, 2023 and 2022, amount outstanding under the promissory note receivable was $3.8 million and none, respectively, which is included in Other assets on the consolidated balance sheet.

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

Distributions Paid

For the years ended December 31, 2023 and 2022, the Company made distributions to investors totaling $18.6 million and $16.0 million, respectively, of which $18.6 million and $6.5 million were returns of capital, respectively (Note 11).

Due to Manager

    As of December 31, 2023 and 2022, approximately $4.2 million and $3.9 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

Notes to Consolidated Financial Statements

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	December 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,296,235
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,488,777
Allowance for credit losses		—	(226,527)
		$38,444,357	$38,558,485

	December 31, 2022
	Participating Interests	Principal Balance	Carrying Value

Havemeyer TSM LLC (1)(2)	23.00%	$3,282,208	$3,313,813
Mesa AZ Industrial Owner, LLC (1)	38.27%	31,000,000	31,276,468
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,482,547
		$41,726,565	$42,072,828
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
________________
(1)Participant was a third party. In September 2023, the participant conveyed its interest in the obligation under participation agreements to the Company and the Company recognized a gain on extinguishment of participation liability of $14.1 million.

These investments are held in the name of the Company, but each of the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset

Notes to Consolidated Financial Statements

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

Note 9. Debt

Unsecured Notes Payable

The following table is a summary of the Company’s unsecured notes payable outstanding as of:

				December 31,
	Coupon Rate	Effective Rate (1)	Maturity Date	2023	2022
6.00% Senior Notes Due 2026	6.00%	6.80%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	10.05%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(1,444,813)	(1,946,370)
Unamortized purchase discount (2)				(3,161,457)	(4,332,096)
Unamortized deferred financing costs				(512,833)	(690,861)
Unsecured notes payable, net				$118,380,897	$116,530,673
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes (Note 3) and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

The 6.00% Senior Notes Due 2026
On June 10, 2021, the Company issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026, and on June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes (collectively the “6.00% Senior Notes Due 2026”). The 6.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

The 7.00% Senior Notes Due 2026
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra BDC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest. In connection with the BDC Merger, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the outstanding 7.00% Senior Notes Due 2026.

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of December 31, 2023, the Company was in compliance with such covenants.

Notes to Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	December 31, 2023						December 31, 2022
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2024	February 2025	8.59%	$140,607,937	$200,000,000	$75,455,624	$119,826,607
UBS AG facility (2)(4)	November 2024	(5)	7.32%	23,210,490	195,000,000	18,480,000	51,050,000
Total				163,818,427	395,000,000	93,935,624	170,876,607
Non-Recourse Financing:
Promissory notes payable (2)(6)	March 2025 - March 2026	March 2026 - March 2027	10.70%	100,309,108	N/A	63,509,518	—
Property mortgages - fixed rate	June 2028	June 2028	6.25%	81,674,492	N/A	40,250,000	—
Property mortgages - variable rate (7)	April 2027	April 2028	8.85%	48,080,330	37,000,000	33,256,885	29,252,308
Total				230,063,930	37,000,000	137,016,403	29,252,308
Other Secured Financing:
Revolving line of credit (2)(8)	March 2024	March 2025	8.70%	81,982,990	125,000,000	47,461,730	90,135,865
Term loan (9)	March 2024	March 2024	12.72%	130,435,138	15,000,000	15,000,000	25,000,000
Total				212,418,128	140,000,000	62,461,730	115,135,865
				606,300,485	572,000,000	293,413,757	315,264,780
Unamortized deferred financing costs and other						(2,888,444)	(1,664,296)
Secured financing agreements, net						$290,525,313	$313,600,484
_______________
(1)Amount is calculated using the applicable index rate as of December 31, 2023.
(2)These facilities were used to finance the Company’s senior loan investments.
(3)Interest rate is based on Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%. In March 2024, the Company amended the Goldman Sachs Bank facility agreement to extend the maturity date to February 18, 2025 and to reduce the minimum interest coverage ratio covenant.
(4)Interest rate is based on Term SOFR plus a spread of 1.965%. In February 2024, the outstanding balance was repaid. In March 2024, the Company amended the side letter to the UBS AG facility agreement to reduce the maximum amount available under this facility to zero. In connection with this amendment, UBS AG waived the payment of any fees and the meeting of any representations, warranties or covenants for the period commencing on December 31, 2023 until such time as there are amounts outstanding under the UBS AG facility agreement.
(5)The maturity of this facility can be extended annually on mutually agreeable terms.
(6)Interest rate is based on Term SOFR plus a spread ranging from 4.75% to 5.6% with a combined floor rate ranging from 9.0% to 10.9%.
(7)Interest rate is based on Term SOFR plus a spread of 3.5% with a Term SOFR floor of 3.75%.
(8)Prior to March 31, 2023 borrowings under this facility bore interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0%. In connection with the transition of LIBOR, on March 31, 2023, the facility was amended and the interest rate was changed to Term SOFR + 3.35% with a combined floor of 6.0%. In March 2024, the Company amended the facility agreement to waive the quarterly minimum net worth covenant for the purposes of the December 31, 2023 measurement date and to decrease the minimum net worth covenant for future quarterly measurement dates. The amendment includes certain additional changes, including, but not limited to, extending the maturity date to September 12, 2024 with an option to extend the facility term for an additional 12-month period, reducing the credit limit to $75.0 million, increasing the coupon rate and revising the minimum profitability covenant.
(9)Terra LLC assumed this facility from Terra BDC in connection with the BDC Merger. Terra BDC pledged substantially all of its owned and thereafter acquired property as security for the obligations under the credit agreement. On June 30, 2023, the Company amended the facility to, among other things, (i) extend the scheduled maturity date to March 31, 2024, and (ii) increase the rate on which the loans bear interest from a fixed rate of 5.625% per annum to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022, approximately $2.5 million and $2.0 million, respectively, of amortization of deferred financing costs and other from secured financing agreements was included in interest expense on the consolidated statements of operations. Additionally, for the years ended December 31, 2023 and 2022, the Company received proceeds from secured financing of $211.0 million and $286.6 million, respectively, and made repayments on secured financing of $205.3 million and $239.7 million, respectively.

Repurchase Agreements

The Company seeks to mitigate risks associated with its repurchase agreements by managing risk related to the credit quality of its assets, interest rates, liquidity, the rate of prepayment and market value. The margin call provisions under the repurchase facilities provide the lender with certain rights in the event of a decline in the credit of the underlying assets purchased. To monitor credit risk associated with the performance and value of its loans and investments, the Company’s asset management team regularly reviews its investment portfolios and is in regular contact with its borrowers, monitoring performance of the collateral and enforcing its rights as necessary. The Company further seeks to manage risks associated with the repurchase agreements by matching the maturities and interest rate characteristics of its loans with the related repurchase agreement.

Financing Activities

During the year ended December 31, 2023, the Company entered into the following financing arrangements:

•Two property mortgages for a total of $73.5 million for the acquisition of eight industrial buildings; and
•Three promissory notes for a total of $63.5 million to finance three senior loan investments.

Additionally, in October 2023, the Company conveyed its interest in an office building to the lender by deed-in-lieu of foreclosure and the related $27.6 million mortgage payable is effectively extinguished.

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of December 31, 2023, the Company was in compliance with all such covenants, as amended or waived (see footnotes to "Secured Financing Arrangements" table above).

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2023 are as follows:

Years Ending December 31,	Total
2024 (1)	$156,397,354
2025	56,000,000
2026	131,009,518
2027	33,256,885
2028	40,250,000
Thereafter	—
416,913,757
Unamortized deferred financing costs and other	(8,007,547)
Total	$408,906,210
_______________
(1)Amount includes $75.5 million of borrowings under a repurchase agreement for which the maturity was extended to 2025 subsequent to December 31, 2023. Amount also includes $47.5 million of borrowings under a revolving line of credit for which the maturity was extended to September 2024 plus an option to extend the maturity for an additional 12-month period.

Notes to Consolidated Financial Statements

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2023, there were no obligations under participation agreements. As of December 31, 2022, obligations under participation agreements had a carrying value of $12.7 million, and the carrying value of the loans that are associated with these obligations under participation agreements was $18.7 million, (see “Participation Agreements” in Note 8). The weighted-average interest rate on the obligations under participation agreements was 16.4% as of December 31, 2022.

Note 10. Commitments and Contingencies

Unfunded Commitments on Loans Held for Investment

Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $35.7 million and $47.3 million as of December 31, 2023 and 2022, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Unfunded Investment Commitment

As discussed in Note 5, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of December 31, 2023 and 2022, the unfunded investment commitment was $37.4 million and $22.4 million, respectively.

Other

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

As described above in Note 6 “Real Estate Operating Revenue and Expenses”, the Company previously owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. The Company was litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent. On October 19, 2023, the Company conveyed its interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease, and has taken the necessary steps to terminate the associated litigation (styled Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217).

Additionally, from time to time, we and individuals employed by us and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our borrowers and investees. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that such proceedings will have a material effect upon our financial condition or results of operations.

See Note 8 for a discussion of the Company’s commitments to the Manager.

Notes to Consolidated Financial Statements

Note 11. Equity

Earnings Per Share

The following table presents earnings per share:

	Years Ended December 31,
	2023	2022
Net loss	$(56,886,039)	$(6,951,693)
Series A preferred stock dividend declared	(3,907)	(15,624)
Net loss allocable to common stock	$(56,889,946)	$(6,967,317)
Weighted-average shares outstanding - basic and diluted	24,335,545	20,709,400
Loss per share - basic and diluted	$(2.34)	$(0.34)

Preferred Stock Classes

Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2023, there were no Preferred Stock issued or outstanding. As of December 31, 2022 there were 125 shares of Series A Preferred Stock (as defined below) issued and outstanding.

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

Common Stock

On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of December 31, 2023, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

The Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of the Company’s common stock, except as set forth below with respect to conversion.

Notes to Consolidated Financial Statements

In connection with the potential liquidity transactions discussed in Note 1, on December 1, 2023, the Company amended its articles of amendment and restatement (the “A&R Articles”) to provide the Board with greater flexibility to pursue a direct listing. In connection with a listing of shares of Class A Common Stock on a national securities exchange, the outstanding shares of Class B Common Stock will be convertible on a one-for-one basis into listed shares of Class A Common Stock, subject to certain conversion terms and holding periods. Currently, there are no outstanding shares of Class A Common Stock.

The A&R Articles also incorporate the provisions generally required by state regulators in order to become a non-traded REIT and publicly sell shares of the Company’s stock not listed on an exchange. These non-traded REIT provisions will spring into effect and become operative if the Company ultimately decides to register and sell shares in a non-traded REIT format.

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

For the years ended December 31, 2023 and 2022, the Company made distributions to investors totaling $18.6 million and $16.0 million, respectively, of which $18.6 million and $6.5 million were returns of capital, respectively. Additionally, for the years ended December 31, 2023 and 2022, the Company made distributions to preferred stockholders of $3,907 and $15,624, respectively.

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2023 and 2022, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2023	2022
Ordinary income	$—	$0.47
Capital gain	—	—
Return of capital	0.76	0.31
	$0.76	$0.78

Dividend Reinvestment Plan

On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the year ended December 31, 2023, the Company issued 663 shares of Class B Common Stock for a total of $8,399 pursuant to the Plan.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than those described in Note 9 that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2023

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Increase (Decrease) in Net Investment	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Industrial buildings in Dallas, TX	$40,250,000	$14,457,149	$65,365,376	$132,506	$—	$14,457,149	$65,497,882	$79,955,031	$1,189,296	1970; 1978; 1980	May 2023	30 - 35 years
Industrial buildings in Dallas, TX	33,256,885	9,327,855	39,248,352	194,512	—	9,327,855	39,442,864	48,770,719	812,121	1975; 1977; 1988	March 2023	35 - 38 years
	$73,506,885	$23,785,004	$104,613,728	$327,018	$—	$23,785,004	$104,940,746	$128,725,750	$2,001,417

At December 31, 2023, the aggregate cost of real estate for federal income tax purposes was $109.2 million.

The changes in total real estate assets and accumulated depreciation are as follows:

	Reconciliation of Real Estate Asset		Reconciliation of Accumulated Depreciation
	Year Ended December 31, 2023		Year Ended December 31, 2023
Balance, beginning of year	$53,816,609	Balance, beginning of year	$7,156,383
Additions during the year:		Additions during the year:
Acquisitions	128,398,732	Depreciation for the year	3,254,832
Capital improvements	327,018	Deductions during the year:
Deductions during the year:		Disposition (1)	(8,409,798)
Dispositions (1)	(42,051,069)	Balance, end of year	$2,001,417
Impairment charge (1)	(11,765,540)
Balance, end of year	$128,725,750
___________________________
(1)During the year ended December 31, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. In October 2023, the Company conveyed its interest in the office building to the lender by deed-in-lieu of foreclosure and recognized a loss on disposal of real estate of $4.2 million. As of December 31, 2023, the Company no longer owns the multi-tenant office building.

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2023

Description (1)	Number of Loans	Property Type/Location	Contractual Interest Rate (2)	Maximum Maturity Date (3)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Mezzanine loans individually < 3% of carrying amount of total loans:
Mezzanine loan	1	Student housing/California	11.0%	May 2027	Interest Only	—	$3,000,000	$2,935,304	$—
Mezzanine loan	1	Industrial/Massachusetts	8.5%	September 2027	Interest Only	—	7,000,000	7,000,000	—
Mezzanine loan (4)(5)	1	Mixed-use/California	15.5%	June 2027	Interest Only	—	7,444,357	7,488,777	—
							17,444,357	17,424,081	—
First mortgages individually > 3% of carrying amount of total loans:
Loan A (6)		Office/Georgia	10.0%	August 2024	Interest Only	—	56,835,827	56,835,827	56,835,827
Loan B		Hotel/California	10.5%	January 2025	Interest Only	—	43,222,382	43,801,303	—
Loan C (7)(8)		Industrial/New Jersey	12.8%	August 2025	Interest Only	—	60,579,869	60,612,621	60,579,869
Loan D		Land/New Jersey	17.3%	March 2025	Interest Only	—	21,839,509	22,876,428	—
Loan E		Office/California	8.9%	December 2024	Interest Only	—	18,000,000	18,041,150	—
Loan F		Infrastructure/Utah	14.0%	August 2025	Interest Only	—	21,250,000	21,443,421	—
Loan G		Mixed-use/North Carolina	13.5%	November 2024	Interest Only	—	21,826,479	21,929,657	—
Loan H (4)(5)		Land/Arizona	18.1%	September 2024	Interest Only	—	31,000,000	31,296,235	—
Loan I		Student housing/Utah	10.4%	March 2024	Interest Only	—	28,000,000	28,886,528	—
Loan J		Multifamily/Washington	9.8%	April 2026	Interest Only	—	23,100,000	23,210,490	—
Loan K		Multifamily/California	10.9%	October 2024	Interest Only	—	27,494,267	27,810,327	—
First mortgages individually < 3% of carrying amount of total loans:
First mortgages	2	Multifamily/California & Washington	9.5%-13.1%	April 2024 March 2027	Interest Only	—	12,317,167	12,174,903	1,364,944
							365,465,500	368,918,890	118,780,640
Preferred equity investments individually > 3% of carrying amount of total loans:
Loan L (9)		Office/New York	13.7%	July 2022	Interest Only	—	69,976,792	69,976,792	69,976,792
Loan M		Multifamily/Georgia	14.0%	June 2026	Interest Only	—	17,500,001	17,766,501	—
Loan N		Mixed use/California	20.3%	August 2025	Interest Only	—	18,567,296	18,855,139	—
Loan O (10)		Mixed use/New York	18.0%	March 2025	Interest Only	—	15,258,233	15,258,233	15,258,233
Preferred equity investments individually < 3% if carrying amount of total loans:
Preferred equity investment (11)	1	Multifamily/New York	12.3%	August 2021	Interest Only	—	5,248,647	5,248,647	5,248,647

	126,550,969	127,105,312	90,483,672
Total loans (12)	$509,460,826	513,448,283	$209,264,312
Allowance for credit losses (13)		(56,976,025)
Carrying value, net		$456,472,258

___________________________
(1)All of the Company’s loans have a prepayment provision.
(2)For all floating rate loans, contractual interest rate was determined using the applicable benchmark rate as of December 31, 2023.
(3)Maximum maturity date assumes all extension options are exercised.
(4)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(5)The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 8 in the accompanying notes to the consolidated financial statements.
(6)This loan is current in maturity default. The Company recorded an allowance of credit losses of $11.8 million on this loan as a result of a decline in the fair value of the underlying collateral.
(7)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan.
(8)The interest payment on this loan is past due; however, the Company expects to be able to collect all amounts due for both principal and interest according to the contractual terms of the loan.
(9)This loan is current in maturity default. The Company recorded an allowance of credit losses of $26.4 million on this loan as a result of a decline in the fair value of the underlying collateral.
(10)This loan is current in maturity default. The Company recorded an allowance of credit losses of $15.1 million on this loan and expects the sponsor to pay the remaining balance.
(11)This loan is current in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(12)The aggregate cost for U.S. federal income tax purposes was $575.9 million.
(13)Excludes $0.3 million of allowance for credit losses related to unfunded commitments.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2023

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2023
Balance, beginning of year	$626,490,767
Additions during the period:
New mortgage loans	78,883,295
Deductions during the period:
Collections of principal	(126,142,565)
Settlement of loans (Note 4)	(70,737,874)
Amortization of premium	(1,124,157)
Accrual, payment and accretion of investment-related fees and other, net	(1,055,589)
Provision for loan losses	(45,591,567)
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2, Note 4)	(4,250,052)
Balance, end of year	$456,472,258

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2024

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	March 15, 2024
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Treasurer and Secretary	March 15, 2024
Gregory M. Pinkus	(Principal Financial and Accounting Officer)

/s/ Roger H. Beless	Director	March 15, 2024
Roger H. Beless

/s/ Michael L. Evans	Director	March 15, 2024
Michael L. Evans

/s/ Adrienne M. Everett	Director	March 15, 2024
Adrienne M. Everett

/s/ Spencer E. Goldenberg	Director	March 15, 2024
Spencer E. Goldenberg

/s/ Gaurav Misra	Director	March 15, 2024
Gaurav Misra