Form 10-Q
period 2024-03-31
Terra Property Trust, Inc.
filed 2024-05-13
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2024, the registrant had 24,336,582 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$17,914,875	$10,674,475
Restricted cash	4,097,364	3,954,986
Cash held in escrow by lender	4,541,731	4,907,316
Marketable securities	3,174,690	4,961,879
Loans held for investment, net of allowance for credit losses of $58,055,856 and $56,749,498	377,169,978	417,913,773
Loans held for investment acquired through participation, net of allowance for credit losses of $687,939 and $226,527	38,089,285	38,558,485
Equity investment in unconsolidated investments	42,525,905	37,171,326
Real estate owned, net (Note 5)
Land, building and building improvements, net	125,948,852	126,724,333
Lease intangible assets, net	8,534,578	9,869,364
Interest receivable	8,014,178	6,537,368
Due from related parties	1,092,348	655,263
Other assets	9,090,039	8,811,583
Total assets	$640,193,823	$670,740,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$118,872,834	$118,380,897
Secured financing agreements, net	258,749,238	290,525,313
Obligations under participation agreements (Note 7 )	15,137,755	—
Interest reserve and other deposits held on investments	4,097,364	3,954,986
Lease intangible liabilities, net (Note 5)	6,014,031	6,838,875
Due to Manager (Note 7)	2,381,620	4,183,293
Interest payable	1,408,314	1,575,463
Accounts payable and accrued expenses	1,654,112	2,405,749
Unearned income	455,497	314,260
Other liabilities	935,168	907,507
Total liabilities	409,705,933	429,086,343
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both March 31, 2024 and December 31, 2023	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,336,424 and 24,336,033 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	243,364	243,360
Additional paid-in capital	444,462,676	444,458,206
Accumulated deficit	(213,882,368)	(203,047,758)
Accumulated other comprehensive loss	(335,782)	—
Total equity	230,487,890	241,653,808
Total liabilities and equity	$640,193,823	$670,740,151

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Interest income	$12,148,735	$15,615,807
Real estate operating revenue	2,719,701	1,332,969
Other operating income	140,909	53,395
	15,009,345	17,002,171
Operating expenses
Operating expenses reimbursed to Manager	2,178,164	2,177,004
Asset management fee	1,715,042	1,997,427
Asset servicing fee	406,525	470,525
Provision for (reversal of provision for) credit losses	1,873,111	(850,051)
Real estate operating expenses	691,006	1,209,912
Depreciation and amortization	2,116,682	681,813
Professional fees	885,569	979,895
Directors’ fees	83,750	96,464
Other	262,911	215,244
	10,212,760	6,978,233
Operating income	4,796,585	10,023,938
Other income and expenses
Interest expense on secured financing	(7,289,912)	(6,119,731)
Interest expense on unsecured notes payable	(2,440,375)	(2,394,306)
Interest expense on obligations under participation agreements	(618,495)	(532,146)
Unrealized (loss) gain on investments, net	(22,931)	6,584
Loss from equity investment in unconsolidated investments	(473,387)	(436,860)
Realized loss on investments, net	(135,459)	—
	(10,980,559)	(9,476,459)
Net (loss) income	$(6,183,974)	$547,479
Series A preferred stock dividend declared	$—	$(3,907)
Net (loss) income allocable to common stock	$(6,183,974)	$543,572
Other Comprehensive loss
Available-for-sale debt securities	(335,782)	—
	(335,782)	—
Comprehensive (loss) income	$(6,519,756)	$543,572
Per share data
(Loss) income per share — basic and diluted	$(0.25)	$0.02
Weighted-average shares — basic and diluted	24,336,157	24,335,373
Distributions declared per common share	$0.19	$0.19

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	391	4	4,470	—	—	4,474
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,636)	—	(4,650,636)
Net loss	—	—	—	—	—	—	(6,183,974)	—	(6,183,974)
Other comprehensive loss:
Available-for-sale debt securities	—	—	—	—	—	—	—	(335,782)	(335,782)
Balance at March 31, 2024	$—	—	$—	24,336,424	$243,364	$444,462,676	$(213,882,368)	$(335,782)	$230,487,890

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total Equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	34	—	478	—	478
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,492)	(4,650,492)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net income	—	—	—	—	—	—	—	—	547,479	547,479
Balance at March 31, 2023	$—	—	$—	—	$—	24,335,404	$243,354	$444,450,291	$(131,662,636)	$313,031,009

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6,183,974)	$547,479
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,116,682	681,813
Provision for (reversal of provision for) credit losses	1,873,111	(850,051)
Amortization of net purchase premiums on loans	78,132	346,780
Straight-line rent adjustments	(58,436)	27,813
Amortization of deferred financing costs	978,280	535,276
Amortization of discount on unsecured notes payable	445,205	402,571
Amortization of above- and below-market rent intangibles	(824,843)	(34,764)
Amortization and accretion of investment-related fees, net	(475,630)	(4,745)
Amortization of above-market rent ground lease	—	(32,587)
Realized loss on investments, net	135,459	—
Unrealized loss (gain) on investments, net	22,931	(6,584)
Distributions received from equity investment in unconsolidated investments	648,911	4,050,553
Loss from equity investment in unconsolidated investments	473,387	1,010,625
Changes in operating assets and liabilities:
Deal deposits	—	4,241,892
Interest receivable	(1,476,810)	(1,127,241)
Due from related parties	(437,085)	(138,508)
Other assets	999,329	(806,166)
Due to Manager	(1,646,207)	—
Unearned income	141,237	—
Interest payable	(167,149)	424,772
Accounts payable and accrued expenses	(751,637)	402,443
Other liabilities	(77,673)	(1,010,363)
Net cash (used in) provided by operating activities	(4,186,780)	8,661,008
Cash flows from investing activities:
Proceeds from repayments of loans	46,981,320	59,177,506
Origination and purchase of loans	(7,173,474)	(46,214,722)
Purchase of equity interests in unconsolidated investments	(6,476,877)	—
Funding for promissory note receivable	(1,225,656)	—
Proceeds from sale of marketable securities	1,292,897	—
Purchase of real estate properties	—	(48,798,273)
Purchase of held-to-maturity securities	—	(20,025,024)
Return of capital on equity interests in unconsolidated investments	—	3,870,322
Net cash provided by (used in) investing activities	33,398,210	(51,990,191)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Principal repayments on secured financing	(84,780,619)	(19,230,071)
Proceeds from secured financing	53,019,501	68,264,993
Proceeds from obligations under participation agreements	15,000,000	521,886
Distributions paid	(4,646,162)	(4,653,921)
Payment of financing costs	(929,335)	(844,415)
Change in interest reserve and other deposits held on investments	142,378	(21,410)
Redemption of Series A Preferred Stock	—	(125,000)
Net cash (used in) provided by financing activities	(22,194,237)	43,912,062
Net increase in cash, cash equivalents and restricted cash	7,017,193	582,879
Cash, cash equivalents and restricted cash at beginning of period	19,536,777	36,469,592
Cash, cash equivalents and restricted cash at end of period (Note 2)	$26,553,970	$37,052,471

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$9,091,697	$7,683,565

Supplemental non-cash information:
Reinvestment of shareholder distributions	$4,474	$478

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

Note 1. Business

    Terra Property Trust, Inc. (and, together with its consolidated subsidiaries, the “Company” or “Terra Property Trust”) is a real estate investment trust (“REIT”) that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. The Company was incorporated under the Maryland General Corporation Law on December 31, 2015. The Company focuses primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States. The Company’s loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. The Company focuses on middle market loans in the approximately $10 million to $50 million range, which in the Company’s experience have been subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company may also make strategic real estate equity and non-real estate-related investments that align with its investment objectives and criteria.
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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (the “Management Agreement”), under the oversight of the Company’s board of directors (the “Board”) (Note 7). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement.

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of the Company. Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of the Company’s Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

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

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2024, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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

Loans Held for Investment

    The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses. Amortized cost is the amount at which a financing receivable or a loan is originated or acquired, adjusted for accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash and write-offs.

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

Notes to Unaudited Consolidated Financial Statements

2023. Subsequent to the adoption of the CECL methodology, any increase or decrease to the allowance for credit losses is recorded in earnings on the consolidated statement of operations.
Performing Loans
The Company uses a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage-based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. On a quarterly basis, adjustments to the weights ascribed to the multiple macroeconomic forecast scenarios are made in response to changes in expectations of macroeconomic conditions such as inflation and interest rates. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses on performing loans. Changes in such estimates can significantly affect the expected credit losses.
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

Notes to Unaudited Consolidated Financial Statements

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
Loans Not Secured by Real Estate
The Company has two loans that are not secured by real estate. These loans, which are included in other assets on the consolidated balance sheets, are recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on these loans. As of March 31, 2024, the Company did not record any allowance for credit losses on these two loans because the Company believes that it will be able to collect all outstanding interest and principal on or before the maturity date of each loan.
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

Marketable Securities

    From time to time, the Company may invest in short-term debt. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized. The Company may also invest in short-term equity securities. Changes in the fair value of equity securities are recognized in earnings.

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

Notes to Unaudited Consolidated Financial Statements

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

As of October 19, 2023, in connection with the deed in lieu of foreclosure discussed in Note 5, the Company is no longer a party to the ground lease and the related ROU assets and liabilities were written off.

Revenue Recognition

    Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

    Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual terms of the loans and preferred equity investments that the Company expects to collect, and it is accrued and recorded on a daily basis. Discounts and premiums on investments purchased are accreted or amortized over the expected life of the respective loan using the effective yield method, and are included in interest income in the consolidated statements of operations. Loan origination fees and exit fees, net of portions attributable to obligations under participation agreements, are capitalized and amortized or accreted to interest income over the life of the investment using the effective yield method. Outstanding interest receivable is assessed for recoverability. The Company generally reverses the accrued and unpaid interest against interest income and no longer accrues for the interest when, in the opinion of the Manager, recovery of interest and principal becomes not probable. Interest is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	March 31,
	2024	2023
Cash and cash equivalents	$17,914,875	$28,869,594
Restricted cash	4,097,364	4,611,794
Cash held in escrow by lender	4,541,731	3,571,083
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$26,553,970	$37,052,471

 Participation Interests

Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. For the investments for which participation has been granted, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Interest expense from obligations under participation agreement is reversed when recovery of interest income on the related loan becomes not probable. See “Obligations Under Participation Agreements” in Note 8 for additional information.

Secured Financing Agreements, Net

The Company's secured financing agreements include two master repurchase agreements, a revolving line of credit, non-recourse property mortgages, note-on-note financing arrangements and a term loan. The Company accounts for borrowings under these financing arrangements as secured transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Secured Financing Arrangements” in Note 8 for additional information.

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

Notes to Unaudited Consolidated Financial Statements

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of March 31, 2024, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2020-2023 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of March 31, 2024 and December 31, 2023, and common stock and preferred stock outstanding prior to March 31, 2023. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2024 and December 31, 2023, accrued interest receivable of $8.0 million and $6.5 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	March 31, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	4	15	19	5	16	21
Principal balance	$33,212,781	$436,440,199	$469,652,980	$53,998,648	$455,462,178	$509,460,826
Carrying value	$32,961,215	$382,298,048	$415,259,263	$54,095,173	$402,377,085	$456,472,258
Fair value	$32,773,591	$384,981,808	$417,755,399	$53,435,742	$403,904,207	$457,339,949
Weighted-average coupon rate	12.29%	13.10%	13.04%	12.95%	12.92%	12.93%
Weighted-average remaining term (years)	1.10	0.70	0.75	1.18	0.70	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the London Interbank Offered Rate (“LIBOR”) of 5.44%, average SOFR of 5.32% and Term SOFR of 5.33% as of March 31, 2024 and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of March 31, 2024 and December 31, 2023, amount included $323.9 million and $342.9 million of senior mortgages used as collateral for $187.6 million and $204.9 million of borrowings under secured financing arrangements, respectively (Note 9).
(3)As of March 31, 2024 and December 31, 2023, 13 and 14 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(46,981,320)	—	(46,981,320)
New loans made	7,173,474	—	7,173,474
Net amortization of premiums on loans	(78,132)	—	(78,132)
Accrual, payment and accretion of investment-related fees and other, net	448,541	(7,788)	440,753
Provision for credit losses	(1,306,358)	(461,412)	(1,767,770)
Balance, March 31, 2024	$377,169,978	$38,089,285	$415,259,263

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,250,052)	—	(4,250,052)
New loans made	46,214,722	—	46,214,722
Principal repayments received	(55,895,298)	(3,282,208)	(59,177,506)
Net amortization of premiums on loans	(346,780)	—	(346,780)
Accrual, payment and accretion of investment-related fees and other, net	(34,186)	(18,541)	(52,727)
Reversal of provision for credit losses	1,070,365	—	1,070,365
Balance, March 31, 2023	$571,176,710	$38,772,079	$609,948,789

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	March 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$325,243,521	$329,118,182	79.2%	$365,465,500	$368,918,890	80.9%
Preferred equity investments	126,965,102	127,455,045	30.7%	126,550,969	127,105,312	27.8%
Mezzanine loans	17,444,357	17,429,831	4.2%	17,444,357	17,424,081	3.8%
Allowance for credit losses	—	(58,743,795)	(14.1)%	—	(56,976,025)	(12.5)%
Total	$469,652,980	$415,259,263	100.0%	$509,460,826	$456,472,258	100.0%

	March 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$142,231,299	$142,268,711	34.2%	$144,812,619	$144,853,769	31.7%
Multifamily	67,379,930	67,867,269	16.3%	85,660,082	86,210,868	18.9%
Industrial	68,965,222	69,507,417	16.7%	67,579,869	67,612,621	14.8%
Mixed-use	63,046,365	63,457,260	15.3%	63,096,365	63,531,806	13.9%
Infill land	53,807,782	55,235,602	13.3%	52,839,509	54,172,663	11.9%
Hotel - full/select service	43,222,382	43,816,761	10.6%	43,222,382	43,801,303	9.6%
Student housing	31,000,000	31,850,038	7.7%	31,000,000	31,821,832	7.0%
Infrastructure	—	—	—%	21,250,000	21,443,421	4.7%
Allowance for credit losses	—	(58,743,795)	(14.1)%	—	(56,976,025)	(12.5)%
Total	$469,652,980	$415,259,263	100.0%	$509,460,826	$456,472,258	100.0%

Notes to Unaudited Consolidated Financial Statements

	March 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$117,093,246	$118,276,335	28.4%	$119,093,246	$120,296,944	26.4%
New York	90,486,288	90,486,288	21.8%	90,483,672	90,483,672	19.8%
New Jersey	84,773,004	86,455,588	20.8%	82,419,378	83,489,049	18.3%
Georgia	74,166,025	74,391,413	17.9%	74,335,828	74,602,328	16.3%
Arizona	31,000,000	31,287,431	7.5%	31,000,000	31,296,235	6.9%
Utah	28,000,000	28,910,000	7.0%	49,250,000	50,329,949	11.0%
North Carolina	21,826,479	21,927,383	5.3%	21,826,479	21,929,657	4.8%
Washington	15,307,938	15,268,620	3.7%	34,052,223	34,020,449	7.5%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.5%
Allowance for credit losses	—	(58,743,795)	(14.1)%	—	(56,976,025)	(12.5)%
Total	$469,652,980	$415,259,263	100.0%	$509,460,826	$456,472,258	100.0%
Allowance for Credit Losses
As described in Note 2, on January 1, 2023, the Company adopted the provisions of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficits as of January 1, 2023.
The following table presents the activity in allowance for credit loss for funded loans:

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning of period	$56,976,025	$25,471,890
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	4,250,052
Provision (reversal of provision) for credit losses	1,767,770	(1,070,365)
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$58,743,795	$28,651,577

Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $30.7 million and $35.7 million as of March 31, 2024 and December 31, 2023, respectively. The following table presents the activity in the liability for credit losses on unfunded commitments:

	Three Months Ended March 31,
	2024	2023
Liability for credit losses on unfunded commitments, beginning of period	$326,907	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	369,671
Provision for credit losses	105,341	220,314
Liability for credit losses on unfunded commitments, end of period	$432,248	$589,985
The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.
Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three months ended March 31, 2024 and 2023, the Company did not reverse any interest income

Notes to Unaudited Consolidated Financial Statements

accrual because all accrued interest income was deemed collectible. For the three months ended March 31, 2024 and 2023, the Company suspended interest income accrual of $5.8 million and $3.4 million on four and four loans, respectively, because recovery of such income was not probable. As of March 31, 2024 and December 31, 2023, there was no interest receivable recognized on these loans.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of March 31, 2024 and December 31, 2023, the Company had eight and six non-performing loans with total carrying value of $263.5 million and $209.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total allowance for credit losses of $55.7 million and $54.6 million as of March 31, 2024 and December 31, 2023, respectively. Please see “Note 6. Fair Value Measurements – Significant Unobservable Inputs” for information on how the fair values of these loans were determined.
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

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	March 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.5%	—	—	—	—	—	7,000,000
3	9	184,699,879	39.0%	—	15,268,620	31,287,431	47,554,081	27,795,536	62,794,211
4	1	18,831,851	4.0%	—	—	18,831,851	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	8	263,471,328	55.5%	—	—	86,455,588	28,910,000	—	148,105,740
	19	474,003,058	100.0%	$—	$15,268,620	$136,574,870	$76,464,081	$27,795,536	$217,899,951
Allowance for credit losses		(58,743,795)
Total, net of allowance for credit losses		$415,259,263

Notes to Unaudited Consolidated Financial Statements

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.4%	—	—	—	—	—	7,000,000
3	13	278,296,080	54.2%	10,809,959	77,383,153	97,514,884	27,810,327	61,842,453	2,935,304
4	1	18,855,139	3.7%	—	18,855,139	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	209,297,064	40.7%	—	60,612,621	—	—	58,200,770	90,483,673
	21	513,448,283	100.0%	$10,809,959	$156,850,913	$97,514,884	$27,810,327	$120,043,223	$100,418,977
Allowance for credit losses		(56,976,025)
Total, net of allowance for credit losses		$456,472,258

Note 4. Equity Investment in Unconsolidated Investments

The Company owns interests in a limited partnership and four joint ventures. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

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

The following tables present a summary of information regarding the Company’ equity investment in RESOF:

	March 31, 2024			December 31, 2023
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity investment in RESOF	14.9%	$24,510,818	$31,479,273	14.9%	$18,196,583	$37,444,080

	Three Months Ended March 31,
	2024	2023
Income from equity investment in RESOF	$998,339	$303,600
Distributions received from RESOF	$648,911	$3,787,783

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2024	December 31, 2023
Investments at fair value (cost of $273,515,287 and $196,129,031, respectively)	$273,515,289	$199,032,013
Other assets	19,955,399	16,502,225
Total assets	293,470,688	215,534,238
Revolving line of credit, net of financing costs	79,014,554	44,762,534
Obligations under participation agreement (proceeds of $38,444,357 and $38,444,357, respectively)	38,799,425	38,881,032
Other liabilities	16,524,914	13,641,742
Total liabilities	134,338,893	97,285,308
Partners’ capital	$159,131,795	$118,248,930

	Three Months Ended March 31,
	2024	2023
Total investment income	$10,833,147	$8,111,779
Total expenses	4,182,329	3,166,795
Net investment income	6,650,818	4,944,984
Unrealized depreciation on investments	(527,912)	(595,911)
Net increase in partners’ capital resulting from operations	$6,122,906	$4,349,073

Equity Investment in Joint Ventures

As of March 31, 2024 and December 31, 2023, the Company beneficially owned equity interests in four joint ventures that invest in real estate properties. The Company evaluated its equity interests in the joint ventures and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments.

The following tables present a summary of the Company’s equity investment in the joint ventures:

		March 31, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$6,817,220	27.2%	$7,024,245
LEL NW 49th JV LLC	Third party/Affiliate	27.2%	1,572,436	27.2%	1,619,157
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	5,415,771	30.6%	5,590,427
Windy Hill PV Five CM, LLC (1)	Third party	41.9%	4,209,660	42.4%	4,740,914
			$18,015,087		$18,974,743
_______________
(1)This investment was acquired in November 2023.

	Three Months Ended March 31,
	2024	2023
Loss from equity investment in the joint ventures	$(1,471,726)	$(740,460)
Distributions received from the joint ventures	$—	$262,770

Notes to Unaudited Consolidated Financial Statements

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	March 31, 2024	December 31, 2023
Net investments in real estate	$219,800,521	$223,039,486
Other assets	20,185,658	18,362,425
Total assets	239,986,179	241,401,911
Mortgage loans payable	187,687,424	187,269,209
Other liabilities	5,034,206	4,509,167
Total liabilities	192,721,630	191,778,376
Members’ capital	$47,264,549	$49,623,535

	Three Months Ended March 31,
	2024	2023
Revenues	$4,462,871	$3,924,579
Operating expenses	(2,472,969)	(2,143,267)
Depreciation and amortization expense	(1,955,076)	(1,965,037)
Interest expense	(3,362,558)	(2,559,954)
Unrealized loss	(852,253)	(826,501)
Net loss	$(4,179,985)	$(3,570,180)

Note 5. Real Estate Owned, Net

Real Estate Activities

2024 — In January 2024, a lease for a space in one of the industrial properties was terminated and the Company received a termination fee of $0.03 million. In connection with the lease termination, the Company wrote off the related unamortized in-place lease of $0.3 million and unamortized below-market rent of $0.1 million. Subsequent to the lease termination, the Company entered into a new lease with another tenant for the same space.

2023 — In March 2023, the Company purchased three industrial properties located in Texas for total costs of $48.8 million, including capitalized transaction costs. This acquisition was deemed to be a real estate asset acquisition, and therefore transaction costs were capitalized to the cost basis of the assets.

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
$48,798,273

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	March 31, 2024			December 31, 2023
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$23,785,004	$—	$23,785,004
Building and building improvements	104,924,922	(2,785,916)	102,139,006	104,915,714	(1,986,016)	102,929,698
Tenant improvements	25,032	(190)	24,842	25,032	(15,401)	9,631
Total real estate	128,734,958	(2,786,106)	125,948,852	128,725,750	(2,001,417)	126,724,333
Lease intangible assets:
In-place lease	12,060,731	(3,526,153)	8,534,578	12,719,000	(2,849,636)	9,869,364
Total intangible assets	12,060,731	(3,526,153)	8,534,578	12,719,000	(2,849,636)	9,869,364
Lease intangible liabilities:
Below-market rent	(8,649,073)	2,635,042	(6,014,031)	(8,864,138)	2,025,263	(6,838,875)
Total intangible liabilities	(8,649,073)	2,635,042	(6,014,031)	(8,864,138)	2,025,263	(6,838,875)
Total real estate	$132,146,616	$(3,677,217)	$128,469,399	$132,580,612	$(2,825,790)	$129,754,822

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Real estate operating revenues:
Lease revenue	$2,104,222	$1,085,459
Other operating income	615,479	247,510
Total	$2,719,701	$1,332,969
Real estate operating expenses:
Utilities	$11,720	$36,414
Real estate taxes	390,810	354,680
Repairs and maintenances	26,972	207,365
Management fees	62,254	39,418
Lease expense, including amortization of above-market ground lease	—	487,163
Other operating expenses	199,250	84,872
Total	$691,006	$1,209,912

Net amortization of above- and below-market rent intangibles was $0.8 million and $0.03 million for the three months ended March 31, 2024 and 2023, respectively, and is recorded as an adjustment to lease revenues on the consolidated statements of operations.
Amortization of in-place lease intangibles was $1.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in depreciation and amortization expense on the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements

Supplemental Ground Lease Disclosures

    The Company previously owned an office building that was subject to a ground lease whereby the Company was the lessee (or a tenant) to the ground lease. On October 19, 2023, the Company conveyed its interest in the office building to a subsidiary of Centennial Bank by deed in lieu of foreclosure. Accordingly, the Company is no longer a party to the ground lease.

    The component of lease expense for the ground lease was as follows:

Three Months Ended March 31, 2023
Operating lease cost	$519,750

Supplemental non-cash information related to the ground lease was as follows:

Three Months Ended March 31, 2023
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$519,750

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$519,750

Note 6. Fair Value Measurements

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

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, held-to-maturity debt securities, obligations under participation agreements, term loan payable, repurchase agreement payable, mortgage loan payable and revolving line of credit. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

As discussed in Note 8, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 5). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap met all the criteria of a derivative under ASC 815, but it did not meet the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap is reported in the consolidated statements of operations.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	March 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,274,674	$—	$—	$2,274,674
Marketable securities - debt securities	812,872	—	—	812,872
Marketable securities - equity securities	2,361,818	—	—	2,361,818
Derivative - interest rate cap (2)	—	83,928	—	83,928
Total	$5,449,364	$83,928	$—	$5,533,292

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,244,992	$—	$—	$2,244,992
Marketable securities - debt securities	1,148,653	—	—	1,148,653
Marketable securities - equity securities	3,813,226	—	—	3,813,226
Derivative - interest rate cap (2)	—	83,807	—	83,807
Total	$7,206,871	$83,807	$—	$7,290,678
_______________
(1) Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2) Amount is included in other assets on the consolidated balance sheets.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activities of the marketable securities and derivatives:

	Three Months Ended March 31,
	2024		2023
	Marketable Securities	Derivatives	Marketable Securities	Derivatives
Beginning balance	$4,961,879	$83,807	$147,960	$—
Purchases	—	—	—	258,500
Proceeds from sale	(1,292,897)	—	—	—
Reclassification of net realized loss on marketable securities into earnings	(135,459)	—	—	—
Unrealized (loss) gain on marketable securities and derivatives	(358,833)	121	6,584	—
Ending balance	$3,174,690	$83,928	$154,544	$258,500

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2024			December 31, 2023
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Loans:
Loans held for investment	3	$431,208,623	$435,225,834	$378,955,975	$471,016,469	$474,663,271	$418,458,916
Loans held for investment acquired through participation	3	38,444,357	38,777,224	38,799,424	38,444,357	38,785,012	38,881,033
Allowance for loan losses		—	(58,743,795)	—	—	(56,976,025)	—
Total loans		$469,652,980	$415,259,263	$417,755,399	$509,460,826	$456,472,258	$457,339,949
Liabilities:
Unsecured notes payable	1	$123,500,000	$118,872,834	$81,293,650	$123,500,000	$118,380,897	$98,020,050
Secured financing agreements	3	261,652,639	258,749,238	260,794,611	293,413,757	290,525,313	293,413,757
Obligations under participation agreements	3	15,000,000	15,137,755	15,196,628	—	—	—
Total liabilities		$400,152,639	$392,759,827	$357,284,889	$416,913,757	$408,906,210	$391,433,807

    The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2024 and December 31, 2023 due to their short-term nature.

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

Notes to Unaudited Consolidated Financial Statements

The Manager designates a valuation committee to oversee the entire valuation process of the Company’s Level 3 investments. The valuation committee is comprised of members of the Manager’s senior management, deal and portfolio management teams, who meet on a quarterly basis, or more frequently as needed, to review the Company investments being valued as well as the inputs used in the proprietary valuation model. Valuations determined by the valuation committee are supported by pertinent data and, in addition to a proprietary valuation model, are based on market data, industry accepted third-party valuation models and discount rates or other methods the valuation committee deems to be appropriate. Because there is no readily available market for these investments, the fair values of these investments are approved in good faith by the Company’s board of directors (which is made up exclusively of independent directors).

The fair values of the Company’s mortgage loan payable, secured borrowing, term loan payable and revolving line of credit are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2024	Primary Valuation Technique	Unobservable Inputs	March 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$378,955,975	Discounted cash flow	Discount rate	10.46%	16.38%	12.13%
Loans held for investment acquired through participation, net	38,799,424	Discounted cash flow	Discount rate	15.55%	18.33%	17.79%
Total Level 3 Assets	$417,755,399
Liabilities:
Secured financing agreements	$260,794,611	Discounted cash flow	Discount rate	6.25%	11.30%	8.97%
Obligation under participation agreement	15,196,628	Discounted cash flow	Discount rate	16.38%	16.38%	16.38%
Total Level 3 Liabilities	$275,991,239

	Fair Value at December 31, 2023	Primary Valuation Technique	Unobservable Inputs	December 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$418,458,916	Discounted cash flow	Discount rate	9.58%	16.95%	7.02%
Loans held for investment acquired through participation, net	38,881,033	Discounted cash flow	Discount rate	15.30%	18.35%	17.76%
Total Level 3 Assets	$457,339,949
Liabilities:
Secured financing agreements	$293,413,757	Discounted cash flow	Discount rate	6.25%	12.72%	8.91%
Total Level 3 Liabilities	$293,413,757
_______________
(1)Amount includes $207.8 million and $154.6 million of non-performing loans (Note 3) as of March 31, 2024 and December 31, 2023, respectively. The fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.75% to 7.00% and a terminal capitalization rate range of 5.75% to 6.00% as of both March 31, 2024 and December 31, 2023. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use sales comparables, purchase price and appraisals to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with

Notes to Unaudited Consolidated Financial Statements

providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Origination and extension fee expense (1)	$262,772	$951,448
Asset management fee	1,715,042	1,997,427
Asset servicing fee	406,525	470,525
Operating expenses reimbursed to Manager	2,178,164	2,177,004
Disposition fee (2)	340,000	290,813
Total	$4,902,503	$5,887,217
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2024 and December 31, 2023, the Company had not received any breakup fees.

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

Notes to Unaudited Consolidated Financial Statements

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

Upon any termination of the Management Agreement by the Company as discussed above, the Company will pay the Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to the Manager pursuant to the Management Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed monthly prior to the date of such termination.

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the three months ended March 31, 2024 and 2023, the Company provided funding under the promissory note receivable of $1.2 million and none, respectively. As of

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023, amount outstanding under the promissory note receivable was $5.1 million and $3.8 million, respectively, which is included in Other assets on the consolidated balance sheets.

Due from Related Parties

As of March 31, 2024 and December 31, 2023, amount due from related parties was $1.1 million and $0.7 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

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

Distributions Paid

For the three months ended March 31, 2024 and 2023, the Company made distributions to investors totaling $4.7 million and $4.7 million, respectively, of which $4.7 million and $4.2 million were returns of capital, respectively (Note 10).

Due to Manager

    As of March 31, 2024 and December 31, 2023, approximately $2.4 million and $4.2 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

ASC 860, Transfers and Servicing (“ASC 860”), establishes accounting and reporting standards for transfers of financial assets. ASC 860-10 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has determined that the participation agreements it enters into are accounted for as secured borrowings under ASC 860 (see “Participation Interests” in Note 2 and “Obligations Under Participation Agreements” in Note 8).

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

Notes to Unaudited Consolidated Financial Statements

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	March 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,287,431
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,489,793
Allowance for credit losses		—	(687,939)
		$38,444,357	$38,089,285

	December 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,296,235
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,488,777
Allowance for credit losses		—	(226,527)
		$38,444,357	$38,558,485
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a PA with an investment partnership affiliated with the Manager as of March 31, 2024. There was no such investment as of December 31, 2023.

			March 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,831,851	80.8%	$15,000,000	$15,137,755
________________
(1)Participant is a certain separately managed account, an investment partnership managed by the Manager.

This investment is held in the name of the Company, but the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), are based upon its pro rata participation interest in such participated investment, as specified in the participation agreement. The Participant’s share of the investment is repayable only from the proceeds received from the related borrower/issuer of the investment and, therefore, the Participant also is subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the participation agreement with this entity, the Company receives and allocates the interest income and other related investment income to the Participant based on its pro rata participation interest. The Participant pays any expenses, including any fees to the Manager, only on its pro rata participation interest, subject to the terms of the governing fee arrangements.

Notes to Unaudited Consolidated Financial Statements

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	March 31, 2024	December 31, 2023
6.00% Senior Notes Due 2026	6.00%	6.84%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	10.27%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(1,313,154)	(1,444,813)
Unamortized purchase discount (2)				(2,847,913)	(3,161,457)
Unamortized deferred financing costs				(466,099)	(512,833)
Unsecured notes payable, net				$118,872,834	$118,380,897
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of March 31, 2024, the Company was in compliance with such covenants.

Notes to Unaudited Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	March 31, 2024						December 31, 2023
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2025	February 2025	8.59%	$138,036,063	$200,000,000	$73,855,624	$75,455,624
UBS AG facility (2)(4)	November 2024	(5)	8.70%	—	—	—	18,480,000
Total				138,036,063	200,000,000	73,855,624	93,935,624
Non-Recourse Financing:
Promissory notes payable (2)(6)	March 2025 - March 2026	March 2026 - March 2027	10.91%	130,634,208	N/A	78,997,103	63,509,518
Property mortgages - fixed rate	June 2028	June 2028	6.25%	80,692,752	N/A	40,250,000	40,250,000
Property mortgages - variable rate (7)	April 2027	April 2028	8.83%	47,776,647	N/A	33,788,801	33,256,885
Total				259,103,607		153,035,904	137,016,403
Other Secured Financing:
Revolving line of credit (2)(8)	September 2024	September 2025	8.68%	59,082,967	75,000,000	34,761,111	47,461,730
Term loan (9)				—	—	—	15,000,000
Total				59,082,967	75,000,000	34,761,111	62,461,730
				$456,222,637	$275,000,000	261,652,639	293,413,757
Unamortized deferred financing costs and other						(2,903,401)	(2,888,444)
Secured financing agreements, net						$258,749,238	$290,525,313
_______________
(1)Amount is calculated using the applicable index rate as of March 31, 2024.
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
(6)Interest rate is based on Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%.
(7)Interest rate is based on Term SOFR plus a spread of 3.5% with a Term SOFR floor of 3.75%.
(8)In March 2024, the Company amended the facility agreement to extend the maturity date to September 12, 2024 with an option to extend the facility term for an additional 12-month period, reduce the credit limit to $75.0 million, increase the coupon rate and revise the minimum profitability and net worth covenants. As of March 31, 2024, interest rate is based on Term SOFR + 3.5% with a combined floor of 7.0%. The lender agreed to waive the minimum profitability covenant for the three months ended March 31, 2024 and the Company agreed to provide the lender with a plan to reduce the balance under the line by June 30, 2024.
(9)In March 2024, the term loan was repaid in full.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

For the three months ended March 31, 2024 and 2023, approximately $0.9 million and $0.5 million, respectively, of amortization of deferred financing costs and other from secured financing agreements was included in interest expense on the consolidated statements of operations. Additionally, for the three months ended March 31, 2024 and 2023, the Company

Notes to Unaudited Consolidated Financial Statements

received proceeds from secured financing of $53.0 million and $68.3 million, respectively, and made repayments on secured financing of $84.8 million and $19.2 million, respectively.

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of March 31, 2024, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2024 are as follows:

Years Ending December 31,	Total
2024 (April 1 through December 31)	$34,761,111
2025	142,355,624
2026	133,997,103
2027	33,788,801
2028	40,250,000
Thereafter	—
385,152,639
Unamortized deferred financing costs and other	(7,530,567)
Total	$377,622,072

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of March 31, 2024, obligations under participation agreements were $15.1 million (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 20.32%. There were no such obligations under participation agreements as of December 31, 2023.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $30.7 million and $35.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.

Notes to Unaudited Consolidated Financial Statements

Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of March 31, 2024 and December 31, 2023, the unfunded investment commitment was $31.5 million and $37.4 million, respectively.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,183,974)	$547,479
Series A preferred stock dividend declared	—	(3,907)
Net (loss) income allocable to common stock	$(6,183,974)	$543,572
Weighted-average shares outstanding - basic and diluted	24,336,157	24,335,373
(Loss) income per share - basic and diluted	$(0.25)	$0.02
Preferred Stock Classes
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2024, there were no shares of Preferred Stock issued or outstanding. As of December 31, 2023 there were no shares of Series A Preferred Stock (as defined below) issued and outstanding.
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
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of March 31, 2024, Terra Fund 7

Notes to Unaudited Consolidated Financial Statements

and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For the three months ended March 31, 2024 and 2023, the Company made distributions to investors totaling $4.7 million and $4.7 million, respectively, of which $4.7 million and $4.2 million were returns of capital, respectively. Additionally, for the three months ended March 31, 2023, the Company made distributions to preferred stockholders of $3,907. There were no such distributions for the three months ended March 31, 2024.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the three months ended March 31, 2024 and 2023, the Company issued 391 and 34 shares of Class B Common Stock for a total of $4,474 and $478 pursuant to the Plan, respectively.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (our “Manager”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Income Fund 6, Inc. (“Terra Fund 6” or “Terra BDC”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“RESOF”); or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, an amendment of our charter to incorporate certain provisions generally required by state securities regulators to allow us to publicly sell unlisted shares (provided that such provisions would only take effect when a registration statement related to the publicly offered unlisted shares is declared effective), an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain of our affiliate funds (the “Terra Funds”) to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023. Other factors that could cause actual results to differ materially include:

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

    As of March 31, 2024, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 19 loans in nine states with an aggregate net principal balance of $454.7 million, a weighted average coupon rate of 12.8% and a weighted average remaining term to maturity of 0.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of March 31, 2024, our portfolio included underlying properties located in 19 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    We were incorporated under the Maryland General Corporation Law on December 31, 2015. Through December 31, 2015, our business was conducted through a series of predecessor private partnerships. At the beginning of 2016, we completed the merger of these private partnerships into a single entity as part of our plan to reorganize our business as a REIT for federal income tax purposes (the “REIT Formation Transaction”). Following the REIT Formation Transaction, Terra Secured Income Fund 5, LLC (“Terra Fund 5”) contributed the consolidated portfolio of net assets of certain Terra Funds to our company in exchange for all of the shares of our common stock. On March 2, 2020, we engaged in a series of transactions pursuant to which we issued an aggregate of 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans held by us, cash of $25.5 million and other working capital.

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra BDC merged with and into Terra Income Fund 6, LLC (“Terra LLC”), our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as our wholly owned subsidiary. Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of our Class B Common Stock, $0.01 par value per share ("Class B Common Stock"), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

As of March 31, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize stockholder value. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us include a listing of our shares of common stock on a national securities exchange, adoption of a share repurchase plan, a liquidation of our assets, a sale of our company or a strategic business combination, in each case, which may include the further in-kind distribution of our shares of common stock indirectly owned by certain of our affiliate funds to the ultimate investors in such affiliate funds. We cannot provide any assurance that any alternative liquidity transaction will be available or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

One of the potential future liquidity transactions that we continue to evaluate is a “direct listing” of its Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), on a national securities exchange (i.e., a listing not involving a concurrent public offering of newly issued shares). If market conditions are not supportive of a direct listing that would in our view lead to a constructive trading environment for the Class A Common Stock, we will explore alternative paths to pursue our investment strategy and provide liquidity to our investors, including converting our company into a traditional “non-traded REIT.” As part of a potential conversion to a non-traded REIT, we would adopt a customary share repurchase plan pursuant to which our investors could request to have their shares of its common stock redeemed for cash.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. So long as we qualify as a REIT, we generally are not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute all of our net taxable income to our stockholders.

Recent Developments
Securities Purchase Program
As previously disclosed, we may repurchase certain of our 6.00% senior notes due 2026 listed on the New York Stock Exchange (“NYSE”) under the trading symbol “TPTA” and Terra LLC’s 7.00% senior notes due 2026 listed on the NYSE under the trading symbol “TFSA”. The repurchases may be made directly by us or made indirectly through an affiliated purchaser entity managed by our Manager and co-owned by us and other vehicles managed by our Manager or its affiliates. Such affiliate purchaser entity may also purchase third-party marketable securities. The timing and amount of any transactions will be determined by our Manager based on its evaluation of market conditions, prices, legal requirements and other factors, and may be made from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all SEC rules and other legal requirements.

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	March 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	15	19	1	19
Principal balance	$33,212,781	$436,440,199	$469,652,980	$15,000,000	$454,652,980
Carrying value	32,961,215	382,298,048	415,259,263	15,137,755	400,121,508
Fair value	32,773,591	384,981,808	417,755,399	15,196,628	402,558,771
Weighted average coupon rate	12.29%	13.10%	13.04%	20.32%	12.80%
Weighted-average remaining term (years)	1.10	0.70	0.75	0.85	0.75

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	16	21	—	21
Principal balance	$53,998,648	$455,462,178	$509,460,826	$—	$509,460,826
Carrying value	54,095,173	402,377,085	456,472,258	—	456,472,258
Fair value	53,435,742	403,904,207	457,339,949	—	457,339,949
Weighted average coupon rate	12.95%	12.92%	12.93%	—%	12.93%
Weighted-average remaining term (years)	1.18	0.70	0.77	—	0.77
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.44%, average SOFR of 5.32% and Term SOFR of 5.33% as of March 31, 2024, and LIBOR of 5.47%, average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of March 31, 2024 and December 31, 2023, amount included $323.9 million and $342.9 million of senior mortgages used as collateral for $187.6 million and $204.9 million of borrowings under credit facilities, respectively.
(3)As of March 31, 2024 and December 31, 2023, 13 and 14 loans, respectively, are subject to a SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, we own eight industrial buildings. As of March 31, 2024 and December 31, 2023, the real estate and related lease intangible assets and liabilities had a net carrying value of $128.5 million and $129.8 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $74.0 million and $73.5 million, respectively.

Equity Investments

Additionally, as of March 31, 2024 and December 31, 2023, we owned 14.9% and 14.9%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in four joint ventures that invest in real estate properties. As of March 31, 2024 and December 31, 2023, these equity investments had total carrying value of $42.5 million and $37.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of March 31, 2024 and December 31, 2023 was $9.47 and $9.93, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended March 31, 2024 and 2023, we invested $11.4 million and $25.7 million in new and add-on investments and had $27.5 million and $39.9 million of repayments, resulting in net repayments of $16.1 million and $14.2 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	March 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$325,243,521	$329,118,182	82.2%	$365,465,500	$368,918,890	80.9%
Preferred equity investments	111,965,102	112,317,290	28.1%	126,550,969	127,105,312	27.8%
Mezzanine loans	17,444,357	17,429,831	4.4%	17,444,357	17,424,081	3.8%
Allowance for credit losses	—	(58,743,795)	(14.7)%	—	(56,976,025)	(12.5)%
Total	$454,652,980	$400,121,508	100.0%	$509,460,826	$456,472,258	100.0%

	March 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$142,231,299	$142,268,711	35.5%	$144,812,619	$144,853,769	31.7%
Multifamily	67,379,930	67,867,269	16.9%	85,660,082	86,210,868	18.9%
Industrial	68,965,222	69,507,417	17.4%	67,579,869	67,612,621	14.8%
Mixed-use	48,046,365	48,319,505	12.1%	63,096,365	63,531,806	13.9%
Infill land	53,807,782	55,235,602	13.8%	52,839,509	54,172,663	11.9%
Hotel - full/select service	43,222,382	43,816,761	11.0%	43,222,382	43,801,303	9.6%
Student housing	31,000,000	31,850,038	8.0%	31,000,000	31,821,832	7.0%
Infrastructure	—	—	—%	21,250,000	21,443,421	4.7%
Allowance for credit losses	—	(58,743,795)	(14.7)%	—	(56,976,025)	(12.5)%
Total	$454,652,980	$400,121,508	100.0%	$509,460,826	$456,472,258	100.0%

	March 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$102,093,246	$103,138,580	25.9%	$119,093,246	$120,296,944	26.4%
New York	90,486,288	90,486,288	22.6%	90,483,672	90,483,672	19.8%
New Jersey	84,773,004	86,455,588	21.6%	82,419,378	83,489,049	18.3%
Georgia	74,166,025	74,391,413	18.6%	74,335,828	74,602,328	16.3%
Utah	28,000,000	28,910,000	7.2%	49,250,000	50,329,949	11.0%
Washington	15,307,938	15,268,620	3.8%	34,052,223	34,020,449	7.5%
Arizona	31,000,000	31,287,431	7.8%	31,000,000	31,296,235	6.9%
North Carolina	21,826,479	21,927,383	5.5%	21,826,479	21,929,657	4.8%
Massachusetts	7,000,000	7,000,000	1.7%	7,000,000	7,000,000	1.5%
Texas	—	—	—%	—	—	—%
Allowance for credit losses	—	(58,743,795)	(14.7)%	—	(56,976,025)	(12.5)%
Total	$454,652,980	$400,121,508	100.0%	$509,460,826	$456,472,258	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Interest income	$12,148,735	$15,615,807	$(3,467,072)
Real estate operating revenue	2,719,701	1,332,969	1,386,732
Other operating income	140,909	53,395	87,514
	15,009,345	17,002,171	(1,992,826)
Operating expenses
Operating expenses reimbursed to Manager	2,178,164	2,177,004	1,160
Asset management fee	1,715,042	1,997,427	(282,385)
Asset servicing fee	406,525	470,525	(64,000)
Provision for (reversal of provision for) credit losses	1,873,111	(850,051)	2,723,162
Real estate operating expenses	691,006	1,209,912	(518,906)
Depreciation and amortization	2,116,682	681,813	1,434,869
Professional fees	885,569	979,895	(94,326)
Directors’ fees	83,750	96,464	(12,714)
Other	262,911	215,244	47,667
	10,212,760	6,978,233	3,234,527
Operating income	4,796,585	10,023,938	(5,227,353)
Other income and expenses
Interest expense on secured financing	(7,289,912)	(6,119,731)	(1,170,181)
Interest expense on unsecured notes payable	(2,440,375)	(2,394,306)	(46,069)
Interest expense on obligations under participation agreements	(618,495)	(532,146)	(86,349)
Unrealized (loss) gain on investments, net	(22,931)	6,584	(29,515)
Loss from equity investment in unconsolidated investments	(473,387)	(436,860)	(36,527)
Realized loss on investments, net	(135,459)	—	(135,459)
	(10,980,559)	(9,476,459)	(1,504,100)
Net (loss) income	$(6,183,974)	$547,479	$(6,731,453)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility and repurchase agreements payable.
    The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$486,104,899	13.1%	$634,362,529	11.9%
Obligations under participation agreements	(12,032,967)	20.3%	(12,900,803)	16.8%
Promissory notes payable	(65,985,924)	10.9%	—	—%
Repurchase agreements payable	(80,820,899)	8.6%	(166,262,832)	6.7%
Revolving line of credit payable	(46,881,127)	8.7%	(97,062,727)	8.1%
Net loans (3)	$280,383,982	15.3%	$358,136,167	15.2%
Senior loans
Gross loans	$378,176,428	12.8%	$498,798,978	11.3%
Promissory notes payable	(65,985,924)	10.9%	—	—%
Repurchase agreements payable	(80,820,899)	8.6%	(166,262,832)	6.7%
Revolving line of credit payable	(46,881,127)	8.7%	(97,062,727)	8.1%
Net loans (3)	$184,488,478	16.4%	$235,473,419	15.9%
Subordinated loans (4)
Gross loans	$107,928,471	14.0%	$135,563,551	14.0%
Obligations under participation agreements	(12,032,967)	20.3%	(12,900,803)	16.8%
Net loans (3)	$95,895,504	13.2%	$122,662,748	13.7%
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

Interest Income

    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest income decreased by $3.5 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of gross loans, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, real estate operating revenue increased by $1.4 million, primarily due to an increase in lease revenue contributed by the eight industrial buildings acquired in 2023, partially offset by a reduction in lease revenue resulting from the disposal of the office building in October 2023.

Other Operating Income

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, other operating income increased by $0.1 million, primarily due to an increase in dividend income recognized on marketable securities, partially offset by a decrease in application fees income on deals under application.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, asset management fees decreased by $0.3 million, primarily due to a decrease in total assets under management primarily resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, asset servicing fees decreased by $0.1 million, primarily due to a decrease in total assets under management resulting from the repayment of loans.

Provision for Credit Losses

    On January 1, 2023, we adopted the provisions of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

    For the three months ended March 31, 2024, provision for credit losses was $1.9 million, primarily related to the decline in fair value of collateral underlying one loan in the investment portfolio as well as a decline in modeled macroeconomic forecasts for commercial real estate. For the three months ended March 31, 2023, we reversed provision for credit losses of $0.9 million due to an improvement in macroeconomic forecasts during the period, partially offset by incremental credit losses incurred on newly originated loans.

Real Estate Operating Expenses

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, real estate operating expenses decreased by $0.5 million, primarily due to a reduction in ground lease rent on the office building disposed of in October 2023, partially offset by an increase in real estate operating expenses related to the industrial buildings that we acquired in 2023.

Depreciation and Amortization

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, depreciation and amortization increased by $1.4 million, primarily due to the industrial buildings that we acquired in 2023, partially offset by a reduction in depreciation and amortization related to the disposal of the office building in October 2023.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest expense on secured financing increased by $1.2 million as a result of an increase in the weighted average principal amount outstanding as well as an increase in the index rate on secured financing agreements.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest expense on unsecured notes payable remained substantially the same.

Interest from Obligations under Participation Agreements

    For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, interest expense from obligations under participation agreements increased by $0.1 million, primarily as a result of an increase in the weighted average interest rate on the outstanding obligations under participation agreements, partially offset by a slight decrease in the weighted average principal amount outstanding.

Loss from Equity Investment in Unconsolidated Investments

As of both March 31, 2024 and December 31, 2023, we owned a 14.9% equity interest in RESOF, a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in four joint ventures that invest in real estate properties.

For the three months ended March 31, 2024, we recognized loss from equity investment in unconsolidated investments of $0.5 million, which consisted of net equity loss from the joint ventures of $1.5 million, partially offset by equity income from RESOF of $1.0 million. For the three months ended March 31, 2023, we recognized a loss from equity investment in unconsolidated investments of $0.4 million, which primarily consisted of net equity loss from the joint ventures and the mezzanine loan of $0.7 million, partially offset by equity income from RESOF of $0.3 million. The equity loss from the joint ventures was the result of depreciation and amortization and interest expense recognized by the joint ventures.

Realized Loss On Investments, Net

For the three months ended March 31, 2024, we sold a portion of our investments in common stock and recognized a net loss on sale of $0.1 million. There were no such realized loss for three months ended March 31, 2023.

Net (Loss) Income

    For the three months ended March 31, 2024, the resulting net loss was $6.2 million, compared to a net income of $0.5 million for the three months ended March 31, 2023.

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

    We expect to fund approximately $21.8 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligation under participation agreement of $15.0 million will mature in the next twelve months. We use the proceeds from the repayment of the corresponding investment to repay the participation obligation. Our revolving line of credit with outstanding principal balance of $34.8 million is to come due on September 12, 2024 and our Goldman Sachs Bank repurchase agreement with outstanding principal balance of $73.9 million is to come due on February 18, 2025. The lender agreed to waive our minimum profitability covenant for the three months ended March 31, 2024 in our revolving line of credit and we agreed to provide the lender with a plan to reduce the balance under the line by June 30, 2024. We expect to either extend the facility term of the facilities or convert the facilities to a term loan with maturity co-terminus with the underlying loans and use the proceeds from the repayment of the underlying loans to repay the term loans, or refinance with another lender. Additionally, a promissory note payable with an outstanding principal balance of $49.5 million that is collateralized by two senior loans with aggregate principal balance of $84.8 million will mature on March 22, 2025. We expect to use proceeds from the repayment of the underlying loans to repay the promissory note payable.

Summary of Financing

The table below summarizes our debt financing as of March 31, 2024:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
		$163,750,000
Variable Rate:
Property mortgages	N/A	$33,788,801	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	78,997,103	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	March 2025 - March 2026
Revolving line of credit	$75,000,000	34,761,111	$40,238,889	Term SOFR + 3.5% (combined floor rate of 7.0%)	September 2024
Goldman Sachs Bank repurchase agreement	200,000,000	73,855,624	126,144,376	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%)	February 2025
	$275,000,000	$221,402,639	$166,383,265

Cash Flows (Used in) Provided by Operating Activities

    For the three months ended March 31, 2024, cash flows used in operating activities was $4.2 million, compared to cash flow from operating activities of $8.7 million for the three months ended March 31, 2023. The decrease in operating cash flows was primarily due to a decrease in net contractual interest income.

Cash Flows Provided by (Used in) Investing Activities

    For the three months ended March 31, 2024, cash flows provided by investing activities were $33.4 million, primarily related to proceeds from repayment of loans of $47.0 million, partially offset by origination and purchase of loans of $7.2 million and purchase of equity interests in unconsolidated investments of $6.5 million.
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

Cash Flows (Used in) Provided by Financing Activities

    For the three months ended March 31, 2024, cash flows used in financing activities were $22.2 million, primarily related to principal repayments on secured financing of $84.8 million, distributions paid of $4.6 million and payment for financing costs of $0.9 million, partially offset by proceeds from secured financing of $53.0 million and proceeds from obligations under participation agreements of $15.0 million.

For the three months ended March 31, 2023, cash flows provided by financing activities were $43.9 million, primarily due to proceeds from secured financing of $68.3 million, partially offset by principal repayments on secured financing of $19.2 million and distributions paid of $4.7 million.

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

We use a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage-based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, optimistic and pessimistic scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

Management Agreement with our Manager

    We currently pay the following fees to our Manager pursuant to the Management Agreement:

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2024	2023
Origination and extension fee expense (1)	$262,772	$471,448
Asset management fee	1,715,042	1,997,427
Asset servicing fee	406,525	470,525
Operating expenses reimbursed to Manager	2,178,164	2,177,004
Disposition fee (2)	340,000	290,813
Total	$4,902,503	$5,407,217
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

    As of March 31, 2024, the principal balance of our participation obligation was $15.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the three months ended March 31, 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $12.0 million and the weighted average interest rate was approximately 20.3%, compared to the weighted average outstanding principal balance on obligations under participation agreements of approximately $12.9 million and the weighted average interest rate was approximately 16.8% for the three months ended March 31, 2023.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

March 31, 2024
Variable rate investments	$404,867,022
Variable rate debt	$221,402,639

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of March 31, 2024 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Investment income from variable rate investments	$(4,175,598)	$4,214,402
Interest expense from variable rate debt	1,558,213	(2,214,026)
Net investment income from variable rate instruments	$(2,617,385)	$2,000,376
    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2024 and 2023, we did not engage in interest rate hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including both our Chief Executive Officer and Chief Investment Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.1*	Amendment to Amended and Restated Management Agreement, dated March 11, 2024, between Terra Property Trust, Inc., and Terra REIT Advisors, LLC.
10.2*
Fifth Amendment to Loan Documents and Waiver, dated as of March 7, 2024, between Terra Mortgage Portfolio II, LLC, as Borrower, and Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.

10.3*	Continuing Guaranty, dated as of March 7, 2024, by Terra Property Trust, Inc., as Guarantor, in favor of Western Alliance Bank.
10.4*
First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of March 7, 2024, among Terra Mortgage Capital I, LLC, as Seller, Terra Property Trust, Inc., as Guarantor, and Goldman Sachs Bank USA, as Buyer.

10.5*	Amendment No. 1 to Pricing Letter, dated as of March 7, 2024, between Terra Mortgage Capital III, LLC, as Seller, and UBS AG, as Buyer.
10.6*	Waiver Letter, dated as of March 7, 2024, from UBS AG, as Buyer, to Terra Mortgage Capital III, LLC, as Seller, and Terra Property Trust, Inc., as Guarantor.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2024

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)