Form 10-Q
period 2024-06-30
Terra Property Trust, Inc.
filed 2024-08-09
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2024, the registrant had 24,337,024 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$18,937,034	$10,674,475
Restricted cash	4,617,208	3,954,986
Cash held in escrow by lender	6,870,038	4,907,316
Marketable securities	1,129,263	4,961,879
Loans held for investment, net of allowance for credit losses of $34,653,587 and $56,749,498	345,816,691	417,913,773
Loans held for investment acquired through participation, net of allowance for credit losses of $251,722 and $226,527	38,535,503	38,558,485
Equity investment in unconsolidated investments	70,658,140	37,171,326
Real estate owned, net (Note 5)
Land, building and building improvements, net	125,168,010	126,724,333
Lease intangible assets, net	7,570,062	9,869,364
Interest receivable	8,051,555	6,537,368
Due from related parties	832,024	655,263
Other assets	6,196,900	8,811,583
Total assets	$634,382,428	$670,740,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$119,376,974	$118,380,897
Secured financing agreements, net	264,447,499	290,525,313
Obligations under participation agreements (Note 7 )	15,144,974	—
Interest reserve and other deposits held on investments	4,617,208	3,954,986
Lease intangible liabilities, net (Note 5)	5,310,159	6,838,875
Due to Manager (Note 7)	2,032,393	4,183,293
Interest payable	1,765,043	1,575,463
Accounts payable and accrued expenses	1,728,057	2,405,749
Unearned income	224,238	314,260
Other liabilities	1,116,579	907,507
Total liabilities	415,763,124	429,086,343
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both June 30, 2024 and December 31, 2023	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,336,871 and 24,336,033 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	243,369	243,360
Additional paid-in capital	444,467,721	444,458,206
Accumulated deficit	(226,072,396)	(203,047,758)
Accumulated other comprehensive loss	(19,390)	—
Total equity	218,619,304	241,653,808
Total liabilities and equity	$634,382,428	$670,740,151

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Interest income	$8,435,024	$15,878,453	$20,583,759	$31,494,260
Real estate operating revenue	2,718,625	2,803,934	5,438,326	4,136,903
Other operating income	19,871	100,068	160,780	153,463
	11,173,520	18,782,455	26,182,865	35,784,626
Operating expenses
Operating expenses reimbursed to Manager	2,332,771	2,120,029	4,510,935	4,297,033
Asset management fee	1,619,971	2,105,049	3,335,013	4,102,476
Asset servicing fee	394,995	496,374	801,520	966,899
Provision for credit losses	2,576,325	4,652,644	4,449,436	3,802,593
Real estate operating expenses	782,271	1,864,212	1,473,277	3,074,124
Depreciation and amortization	1,747,119	1,756,664	3,863,801	2,438,477
Professional fees	826,080	787,427	1,711,649	1,767,322
Directors’ fees	91,560	83,750	175,310	180,214
Other	100,594	188,631	363,505	403,875
Impairment charge	—	11,765,540	—	11,765,540
	10,471,686	25,820,320	20,684,446	32,798,553
Operating income (loss)	701,834	(7,037,865)	5,498,419	2,986,073
Other income and expenses
Interest expense on secured financing	(6,580,840)	(7,483,284)	(13,870,752)	(13,603,015)
Interest expense on unsecured notes payable	(2,452,577)	(2,405,267)	(4,892,952)	(4,799,573)
Interest expense on obligations under participation agreements	(770,648)	(576,915)	(1,389,143)	(1,109,061)
Unrealized gain on investments, net	201,501	51,224	178,570	57,808
Income (loss) from equity investment in unconsolidated investments	1,671,970	(1,759,934)	1,198,583	(2,196,794)
Realized loss on investments, net	(310,550)	(25,024)	(446,009)	(25,024)
	(8,241,144)	(12,199,200)	(19,221,703)	(21,675,659)
Net loss	$(7,539,310)	$(19,237,065)	$(13,723,284)	$(18,689,586)
Series A preferred stock dividend declared	$—	$—	$—	$(3,907)
Net loss allocable to common stock	$(7,539,310)	$(19,237,065)	$(13,723,284)	$(18,693,493)
Other comprehensive income (loss)
Available-for-sale debt securities	316,392	—	(19,390)	—
	316,392	—	(19,390)	—
Comprehensive loss	$(7,222,918)	$(19,237,065)	$(13,742,674)	$(18,693,493)
Per share data
Loss per share — basic and diluted	$(0.31)	$(0.79)	$(0.56)	$(0.77)
Weighted-average shares — basic and diluted	24,336,577	24,335,430	24,336,368	24,335,402
Distributions declared per common share	$0.19	$0.19	$0.38	$0.38

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	391	4	4,470	—	—	4,474
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,636)	—	(4,650,636)
Net loss	—	—	—	—	—	—	(6,183,974)	—	(6,183,974)
Other comprehensive loss:
Available-for-sale debt securities	—	—	—	—	—	—	—	(335,782)	(335,782)
Balance at March 31, 2024	—	—	—	24,336,424	243,364	444,462,676	(213,882,368)	(335,782)	230,487,890
Shares issued from reinvestment of shareholder distributions	—	—	—	447	5	5,045	—	—	5,050
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,718)	—	(4,650,718)
Net loss	—	—	—	—	—	—	(7,539,310)	—	(7,539,310)
Other comprehensive income:	—	—	—	—	—	—	—	—
Available-for-sale debt securities	—	—	—	—	—	—	—	316,392	316,392
Balance at June 30, 2024	$—	—	$—	24,336,871	$243,369	$444,467,721	$(226,072,396)	$(19,390)	$218,619,304

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total Equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	34	—	478	—	478
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,492)	(4,650,492)
Distributions declared on preferred shares	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net income	—	—	—	—	—	—	—	—	547,479	547,479
Balance at March 31, 2023	$—	—	$—	—	$—	24,335,404	$243,354	$444,450,291	$(131,662,636)	$313,031,009
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	109	—	1,510	—	1,510
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	—	—	(4,650,501)	(4,650,501)
Net loss	—	—	—	—	—	—	—	—	(19,237,065)	(19,237,065)
Balance at June 30, 2023	$—	—	$—	—	$—	24,335,513	$243,354	$444,451,801	$(155,550,202)	$289,144,953

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,723,284)	$(18,689,586)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,863,801	2,438,477
Provision for credit losses	4,449,436	3,802,593
Amortization of net purchase premiums on loans	152,872	823,785
Straight-line rent adjustments	(113,024)	22,197
Amortization of deferred financing costs	1,502,805	1,143,668
Amortization of discount on unsecured notes payable	901,728	815,300
Amortization of above- and below-market rent intangibles	(1,528,715)	(609,983)
Amortization and accretion of investment-related fees, net	(679,753)	(475,043)
Impairment charge	—	11,765,540
Amortization of above-market rent ground lease	—	(65,174)
Realized loss on investments, net	446,009	25,024
Unrealized gain on investments, net	(178,570)	(57,808)
Distributions received from equity investment in unconsolidated investments	1,684,877	5,087,025
(Income) loss from equity investment in unconsolidated investments	(1,198,583)	4,001,731
Changes in operating assets and liabilities:
Deal deposits	—	4,241,892
Interest receivable	(1,514,187)	(245,790)
Due from related parties	(176,761)	(255,142)
Other assets	805,507	(3,232,943)
Due to Manager	(1,355,066)	(439,232)
Unearned income	(90,022)	379,562
Interest payable	189,580	688,182
Accounts payable and accrued expenses	(677,692)	1,451,483
Other liabilities	(73,385)	(609,921)
Net cash (used in) provided by operating activities	(7,312,427)	12,005,837
Cash flows from investing activities:
Proceeds from repayments of loans	110,423,185	98,977,506
Origination, purchase and funding of loans	(42,609,078)	(63,775,372)
Purchase of equity interests in unconsolidated investments	(36,600,606)	—
Distributions received in excess of equity income	2,627,499	—
Repayments of promissory note receivable	9,020,609	—
Funding for promissory note receivable	(4,962,369)	—
Proceeds from sale of marketable securities	3,551,098	—
Purchase of marketable securities	—	(1,051,754)
Purchase of equity securities	(2,022,353)	—
Purchase of held-to-maturity securities	—	(20,025,024)
Proceeds from redemption of held-for-maturity securities	—	20,000,000
Purchase of real estate properties	—	(52,313,739)
Cash acquired in purchase of real estate	—	712,608
Return of capital on equity interests in unconsolidated investments	—	10,650,947
Net cash provided by (used in) investing activities	39,427,985	(6,824,828)

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Principal repayments on secured financing	(84,780,619)	(102,713,974)
Proceeds from secured financing	58,246,507	130,951,380
Proceeds from obligations under participation agreements	15,000,000	1,093,862
Distributions paid	(9,291,830)	(9,302,911)
Payment of financing costs	(1,064,335)	(2,025,783)
Change in interest reserve and other deposits held on investments	662,222	(1,431,269)
Redemption of Series A Preferred Stock	—	(125,000)
Net cash (used in) provided by financing activities	(21,228,055)	16,446,305
Net increase in cash, cash equivalents and restricted cash	10,887,503	21,627,314
Cash, cash equivalents and restricted cash at beginning of period	19,536,777	36,469,592
Cash, cash equivalents and restricted cash at end of period (Note 2)	$30,424,280	$58,096,906

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$17,557,985	$16,864,499

Supplemental non-cash information:
Reinvestment of shareholder distributions	$9,524	$1,988

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
June 30, 2024

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

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2024, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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
Performing Loans
The Company uses a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage-based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses on performing loans. Changes in such estimates can significantly affect the expected credit losses.
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
Loans Not Secured by Real Estate
The Company has two loans that are not secured by real estate. These loans, which are included in other assets on the consolidated balance sheets, are recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on these loans. As of June 30, 2024, the Company did not record any allowance for credit losses on these two loans because the Company believes that it will be able to collect all outstanding interest and principal on or before the maturity date of each loan.
Equity Investment in Unconsolidated Investments

The Company accounts for its equity interests in unconsolidated investments under the equity method of accounting, i.e., at cost, increased or decreased by its share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting.

The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceed cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

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

Equity Securities Without Readily Determinable Fair Value

The Company accounts for its equity security without readily determinable fair value at cost, which is included in other assets on the consolidated balance sheets. The Company has elected the measurement alternative and therefore will evaluate whether the security continues to qualify for the alternative at each reporting period. The Company evaluates its equity security without readily determinable fair value on a periodic basis to determine if there is an observable price change in an orderly transaction for similar investments or if there are any indicators that the value of its equity security may be impaired. The Company will make fair value adjustments, if any, or reductions for any impairment to derive the carrying value of the investment..

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	June 30,
	2024	2023
Cash and cash equivalents	$18,937,034	$51,808,573
Restricted cash	4,617,208	3,201,935
Cash held in escrow by lender	6,870,038	3,086,398
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$30,424,280	$58,096,906

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

Notes to Unaudited Consolidated Financial Statements

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of June 30, 2024, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2024 and 2023, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2020-2023 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of June 30, 2024 and December 31, 2023, and common stock and preferred stock outstanding prior to March 31, 2023. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2024 and December 31, 2023, accrued interest receivable of $8.1 million and $6.5 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	June 30, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	3	14	17	5	16	21
Principal balance	$15,340,352	$399,941,496	$415,281,848	$53,998,648	$455,462,178	$509,460,826
Carrying value	$15,170,142	$369,182,052	$384,352,194	$54,095,173	$402,377,085	$456,472,258
Fair value	$14,681,958	$372,796,287	$387,478,245	$53,435,742	$403,904,207	$457,339,949
Weighted-average coupon rate	10.29%	13.13%	13.02%	12.95%	12.92%	12.93%
Weighted-average remaining term (years)	2.01	0.79	0.85	1.18	0.70	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the London Interbank Offered Rate (“LIBOR”) of 5.45%, average SOFR of 5.34% and Term SOFR of 5.34% as of June 30, 2024 and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of June 30, 2024 and December 31, 2023, amount included $302.6 million and $342.9 million of senior mortgages used as collateral for $192.5 million and $204.9 million of borrowings under secured financing arrangements, respectively (Note 9).
(3)As of June 30, 2024 and December 31, 2023, 13 and 14 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(110,423,185)	—	(110,423,185)
New loans made	42,609,078	—	42,609,078
Net amortization of premiums on loans	(152,872)	—	(152,872)
Accrual, payment and accretion of investment-related fees and other, net	11,674	2,213	13,887
Provision for credit losses	(4,141,777)	(25,195)	(4,166,972)
Balance, June 30, 2024	$345,816,691	$38,535,503	$384,352,194

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment	Loans Held for Investment through Participation Interests	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
New loans made	63,775,372	—	63,775,372
Principal repayments received	(95,695,298)	(3,282,208)	(98,977,506)
Net amortization of premiums on loans	(823,785)	—	(823,785)
Settlement of loans in exchange for real estate properties (Note 5)	(68,737,877)	—	(68,737,877)
Accrual, payment and accretion of investment-related fees and other, net	(242,361)	(9,197)	(251,559)
Provision for credit losses	(3,397,676)	(9,178)	(3,406,854)
Balance, June 30, 2023	$475,173,171	$38,645,336	$513,818,507

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans as of:

	June 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$303,953,051	$307,692,865	80.1%	$365,465,500	$368,918,890	80.9%
Preferred equity investments	93,884,440	94,128,889	24.5%	126,550,969	127,105,312	27.8%
Mezzanine loans	17,444,357	17,435,749	4.5%	17,444,357	17,424,081	3.8%
Allowance for credit losses	—	(34,905,309)	(9.1)%	—	(56,976,025)	(12.5)%
Total	$415,281,848	$384,352,194	100.0%	$509,460,826	$456,472,258	100.0%

	June 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$115,976,792	$116,315,046	30.3%	$144,812,619	$144,853,769	31.7%
Industrial	70,022,380	70,022,380	18.2%	67,579,869	67,612,621	14.8%
Infill land	53,900,000	55,341,248	14.4%	52,839,509	54,172,663	11.9%
Multifamily	53,322,162	53,659,242	14.0%	85,660,082	86,210,868	18.9%
Mixed-use	47,838,132	48,232,387	12.5%	63,096,365	63,531,806	13.9%
Hotel - full/select service	43,222,382	43,832,428	11.4%	43,222,382	43,801,303	9.6%
Student housing	31,000,000	31,854,772	8.3%	31,000,000	31,821,832	7.0%
Infrastructure	—	—	—%	21,250,000	21,443,421	4.7%
Allowance for credit losses	—	(34,905,309)	(9.1)%	—	(56,976,025)	(12.5)%
Total	$415,281,848	$384,352,194	100.0%	$509,460,826	$456,472,258	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$117,279,912	$118,453,411	30.9%	$119,093,246	$120,296,944	26.4%
New York	75,317,144	75,317,144	19.6%	90,483,672	90,483,672	19.8%
New Jersey	85,922,380	87,067,380	22.7%	82,419,378	83,489,049	18.3%
Arizona	31,000,000	31,296,248	8.1%	31,000,000	31,296,235	6.9%
Georgia	30,000,000	30,300,000	7.9%	74,335,828	74,602,328	16.3%
Utah	28,000,000	28,910,000	7.5%	49,250,000	50,329,949	11.0%
North Carolina	21,826,479	21,929,665	5.7%	21,826,479	21,929,657	4.8%
Washington	18,935,933	18,983,655	4.9%	34,052,223	34,020,449	7.5%
Massachusetts	7,000,000	7,000,000	1.8%	7,000,000	7,000,000	1.5%
Allowance for credit losses	—	(34,905,309)	(9.1)%	—	(56,976,025)	(12.5)%
Total	$415,281,848	$384,352,194	100.0%	$509,460,826	$456,472,258	100.0%
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
The following table presents the activity in allowance for credit loss for funded loans:

	Six Months Ended June 30,
	2024	2023
Allowance for credit losses, beginning of period	$56,976,025	$25,471,890
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	4,250,052
Provision for credit losses	4,166,972	3,406,854
Charge-offs	(26,237,688)	—
Recoveries	—	—
Allowance for credit losses, end of period	$34,905,309	$33,128,796

Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $27.8 million and $35.7 million as of June 30, 2024 and December 31, 2023, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the liability for credit losses on unfunded commitments:

	Six Months Ended June 30,
	2024	2023
Liability for credit losses on unfunded commitments, beginning of period	$326,907	$—
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	369,671
Provision for credit losses	282,464	395,739
Liability for credit losses on unfunded commitments, end of period	$609,371	$765,410

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three and six months ended June 30, 2024, the Company reversed $0.7 million of accrued interest

Notes to Unaudited Consolidated Financial Statements

income because such income was deemed uncollectible. For the three and six months ended June 30, 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three months ended June 30, 2024 and 2023, the Company suspended interest income accrual of $6.8 million and $3.7 million on five and three loans, respectively, because recovery of such income was not probable. For the six months ended June 30, 2024 and 2023, the Company suspended interest income accrual of $12.6 million and $7.2 million on five and three loans, respectively, because recovery of such income was not probable. As of June 30, 2024 and December 31, 2023, interest receivable recognized on these loans was $4.8 million and $3.4 million, respectively.
Non-Performing Loans

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of June 30, 2024 and December 31, 2023, the Company had six non-performing loans with total carrying value of $192.7 million and $209.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total allowance for credit losses of $31.0 million and $54.6 million as of June 30, 2024 and December 31, 2023, respectively. Please see “Note 6. Fair Value Measurements – Significant Unobservable Inputs” for information on how the fair values of these loans were determined.
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

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	June 30, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.7%	—	—	—	—	—	7,000,000
3	9	200,786,291	47.8%	30,300,000	18,983,655	31,296,248	29,420,641	27,970,291	62,815,456
4	1	18,811,745	4.5%	—	—	18,811,745	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	192,659,467	46.0%	—	—	87,067,379	28,910,000	—	76,682,088
	17	419,257,503	100.0%	$30,300,000	$18,983,655	$137,175,372	$58,330,641	$27,970,291	$146,497,544
Allowance for credit losses		(34,905,309)
Total, net of allowance for credit losses		$384,352,194

Notes to Unaudited Consolidated Financial Statements

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.4%	—	—	—	—	—	7,000,000
3	13	278,296,080	54.2%	10,809,959	77,383,153	97,514,884	27,810,327	61,842,453	2,935,304
4	1	18,855,139	3.7%	—	18,855,139	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	209,297,064	40.7%	—	60,612,621	—	—	58,200,770	90,483,673
	21	513,448,283	100.0%	$10,809,959	$156,850,913	$97,514,884	$27,810,327	$120,043,223	$100,418,977
Allowance for credit losses		(56,976,025)
Total, net of allowance for credit losses		$456,472,258

Note 4. Equity Investment in Unconsolidated Investments

The Company owns interests in a limited partnership, joint ventures and a preferred equity investment with profit-sharing feature. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

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

The following tables present a summary of information regarding the Company’ equity investment in RESOF:

	June 30, 2024			December 31, 2023
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity investment in RESOF	14.9%	$33,452,393	$23,277,662	14.9%	$18,196,583	$37,444,080

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from equity investment in RESOF	$1,775,929	$(1,159,388)	$2,774,268	$(855,788)
Distributions received from RESOF	$1,035,966	$921,887	$1,684,877	$4,709,670

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2024	December 31, 2023
Investments at fair value (cost of $359,640,878 and $196,129,031, respectively)	$370,126,686	$199,032,013
Other assets	16,076,100	16,502,225
Total assets	386,202,786	215,534,238
Revolving line of credit, net of financing costs	105,316,762	44,762,534
Obligations under participation agreement (proceeds of $48,487,413 and $38,444,357, respectively)	48,913,985	38,881,032
Other liabilities	12,731,638	13,641,742
Total liabilities	166,962,385	97,285,308
Partners’ capital	$219,240,401	$118,248,930

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$14,200,717	$8,264,132	$25,033,864	$16,375,911
Total expenses	5,559,608	3,827,584	9,741,937	6,994,379
Net investment income	8,641,109	4,436,548	15,291,927	9,381,532
Unrealized appreciation (depreciation) on investments	2,576,304	(288,031)	2,048,392	(883,942)
Provision for income tax	—	(138,944)	—	(138,944)
Net increase in partners’ capital resulting from operations	$11,217,413	$4,009,573	$17,340,319	$8,358,646

Equity Investment in Joint Ventures

The Company beneficially owns equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities, and indirectly, together with other non-affiliated entities, a non-real estate operating company. The Company evaluated its equity interests in these entities and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments.

The following tables present a summary of the Company’s equity investment in the joint ventures:

		June 30, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$6,629,749	27.2%	$7,024,245
LEL NW 49th JV LLC (1)	Third party/Affiliate	27.2%	98,974	27.2%	1,619,157
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	6,757,895	30.6%	5,590,427
610 Walnut Investors LLC	Third party	38.4%	3,660,985	42.4%	4,740,914
MASPEN MS I LLC (2)	Affiliates	2.4%	50,500	—%	—
Axar Special Opportunity Fund VI-B LLC (3)	N/A	100.0%	5,314,958	—%	—
			$22,513,061		$18,974,743
_______________
(1)In June 2024, this joint venture sold its underlying real estate property and distributed proceeds to the members. The Company’s portion of the distribution was $2.6 million.

Notes to Unaudited Consolidated Financial Statements

(2)In May 2024, the Company contributed $50,000 to this entity for the purpose of investing in opportunistic equity and debt securities. This entity is jointly owned with two related parties managed by the Manager.
(3)In June 2024, the Company made a $20.0 million capital commitment to this fund that has indirectly invested, together with other non-affiliated entities, in a non-real estate operating company. As of June 30, 2024, the total amount contributed was $5.0 million. The Company determined it is not a primary beneficiary of the fund and therefore accounts for the investment using the equity method of accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss from equity investment in the joint ventures	$(179,937)	$(600,546)	$(1,651,663)	$(1,341,006)
Distributions received from the joint ventures	$2,627,499	$—	$2,627,499	$—

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share:

	June 30, 2024	December 31, 2023
Net investments in real estate	$201,367,478	$223,039,486
Other assets	25,415,540	18,362,425
Total assets	226,783,018	241,401,911
Mortgage loans payable	159,694,177	187,269,209
Other liabilities	14,400,636	4,509,167
Total liabilities	174,094,813	191,778,376
Members’ capital	$52,688,205	$49,623,535

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,462,447	$4,243,689	$8,925,318	$8,168,268
Operating expenses	(2,753,672)	(2,181,707)	(5,226,641)	(4,324,974)
Depreciation and amortization expense	(2,005,343)	(1,728,214)	(3,960,419)	(3,693,251)
Interest expense	(3,534,694)	(2,595,844)	(6,897,252)	(5,155,798)
Gain on sale of real estate	4,816,477	—	4,816,477	—
Unrealized loss	(731,824)	(423,481)	(1,584,077)	(1,249,982)
Net income (loss)	$253,391	$(2,685,557)	$(3,926,594)	$(6,255,737)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of June 30, 2024, the Company's investment had a carrying value of $14.7 million. For both the three and six months ended June 30, 2024, the Company recorded $0.1 million in equity income from TCC Boundary Partners LLC and did not receive any distributions.

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

Notes to Unaudited Consolidated Financial Statements

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
$132,087,234

Notes to Unaudited Consolidated Financial Statements

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	June 30, 2024			December 31, 2023
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$23,785,004	$—	$23,785,004
Building and building improvements	104,924,922	(3,570,954)	101,353,968	104,915,714	(1,986,016)	102,929,698
Tenant improvements	29,585	(547)	29,038	25,032	(15,401)	9,631
Total real estate	128,739,511	(3,571,501)	125,168,010	128,725,750	(2,001,417)	126,724,333
Lease intangible assets:
In-place lease	12,060,731	(4,490,669)	7,570,062	12,719,000	(2,849,636)	9,869,364
Total intangible assets	12,060,731	(4,490,669)	7,570,062	12,719,000	(2,849,636)	9,869,364
Lease intangible liabilities:
Below-market rent	(8,649,073)	3,338,914	(5,310,159)	(8,864,138)	2,025,263	(6,838,875)
Total intangible liabilities	(8,649,073)	3,338,914	(5,310,159)	(8,864,138)	2,025,263	(6,838,875)
Total real estate	$132,151,169	$(4,723,256)	$127,427,913	$132,580,612	$(2,825,790)	$129,754,822

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate operating revenues:
Lease revenue	$2,063,600	$2,283,272	$4,167,822	$3,368,731
Other operating income	655,025	520,662	1,270,504	768,172
Total	$2,718,625	$2,803,934	$5,438,326	$4,136,903
Real estate operating expenses:
Utilities	$10,620	$69,919	$22,340	$106,333
Real estate taxes	290,632	537,681	681,442	892,361
Repairs and maintenances	91,528	256,187	118,500	463,552
Management fees	64,147	86,880	126,401	126,298
Lease expense, including amortization of above- market ground lease	—	487,163	—	974,326
Other operating expenses	325,344	426,382	524,594	511,254
Total	$782,271	$1,864,212	$1,473,277	$3,074,124

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net amortization of above- and below-market rent intangibles (1)	$(703,872)	$(575,219)	$(1,528,715)	$(609,983)
Amortization of in-place lease intangibles (2)	$964,516	$935,285	$2,299,301	$1,208,755
_______________
(1)Net amortization of above- and below-market rent intangibles is recorded as an adjustment to real estate operating revenue on the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements

(2)Amortization of in-place lease intangibles is included in depreciation and amortization expense on the consolidated statements of operations.

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

    The component of lease expense for the ground lease was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$519,750	$1,039,500

Supplemental non-cash information related to the ground lease was as follows:

Six Months Ended June 30, 2023
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,039,500

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,039,500

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

Notes to Unaudited Consolidated Financial Statements

value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

As of June 30, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	June 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,303,992	$—	$—	$2,303,992
Marketable securities - debt securities	1,129,263	—	—	1,129,263
Derivative - interest rate cap (2)	—	78,496	—	78,496
Total	$3,433,255	$78,496	$—	$3,511,751

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,244,992	$—	$—	$2,244,992
Marketable securities - debt securities	1,148,653	—	—	1,148,653
Marketable securities - equity securities	3,813,226	—	—	3,813,226
Derivative - interest rate cap (2)	—	83,807	—	83,807
Total	$7,206,871	$83,807	$—	$7,290,678
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activities of the marketable securities and derivatives:

	Six Months Ended June 30,
	2024		2023
	Marketable Securities	Derivatives	Marketable Securities	Derivatives
Beginning balance	$4,961,879	$83,807	$147,960	$—
Purchases	—	—	1,051,754	258,500
Proceeds from sale	(3,551,098)	—	—	—
Reclassification of net realized loss on marketable securities into earnings	(446,009)	—	—	—
Unrealized gain (loss) on marketable securities and derivatives	164,491	(5,311)	4,259	22,528
Ending balance	$1,129,263	$78,496	$1,203,973	$281,028

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2024			December 31, 2023
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$376,837,491	$380,470,278	$348,656,397	$471,016,469	$474,663,271	$418,458,916
Loans held for investment acquired through participation	3	38,444,357	38,787,225	38,821,848	38,444,357	38,785,012	38,881,033
Allowance for loan losses		—	(34,905,309)	—	—	(56,976,025)	—
Total loans		415,281,848	384,352,194	387,478,245	509,460,826	456,472,258	457,339,949
Equity securities (1)	3	2,000,000	2,022,353	2,000,000	—	—	—
Total assets		$417,281,848	$386,374,547	$389,478,245	$509,460,826	$456,472,258	$457,339,949
Liabilities:
Unsecured notes payable	1	$123,500,000	$119,376,974	$97,655,250	$123,500,000	$118,380,897	$98,020,050
Secured financing agreements	3	266,879,645	264,447,499	264,924,752	293,413,757	290,525,313	293,413,757
Obligations under participation agreements	3	15,000,000	15,144,974	15,203,048	—	—	—
Total liabilities		$405,379,645	$398,969,447	$377,783,050	$416,913,757	$408,906,210	$391,433,807
______________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2024 and December 31, 2023 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2).

Notes to Unaudited Consolidated Financial Statements

The following tables present information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis:

	Three Months Ended June 30,
	2024		2023
	Fair Value	Impairment Charges	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$—	$—	$27,603,118	$11,765,540
		$—		$11,765,540

	Six Months Ended June 30,
	2024		2023
	Fair Value	Impairment Charges	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$—	$—	$27,603,118	$11,765,540
		$—		$11,765,540

There were no impairment charges for the three and six months ended June 30, 2024. Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2023 were as follows:

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

Notes to Unaudited Consolidated Financial Statements

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2024	Primary Valuation Technique	Unobservable Inputs	June 30, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$348,656,397	Discounted cash flow	Discount rate	10.62%	16.55%	12.70%
Loans held for investment acquired through participation, net	38,821,848	Discounted cash flow	Discount rate	15.56%	18.33%	17.79%
Equity securities (2)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$389,478,245
Liabilities:
Secured financing agreements	$264,924,752	Discounted cash flow	Discount rate	7.07%	11.30%	9.27%
Obligation under participation agreement	15,203,048	Discounted cash flow	Discount rate	16.55%	16.55%	16.55%
Total Level 3 Liabilities	$280,127,800

	Fair Value at December 31, 2023	Primary Valuation Technique	Unobservable Inputs	December 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$418,458,916	Discounted cash flow	Discount rate	9.58%	16.95%	7.02%
Loans held for investment acquired through participation, net	38,881,033	Discounted cash flow	Discount rate	15.30%	18.35%	17.76%
Total Level 3 Assets	$457,339,949
Liabilities:
Secured financing agreements	$293,413,757	Discounted cash flow	Discount rate	6.25%	12.72%	8.91%
Total Level 3 Liabilities	$293,413,757
_______________
(1)Amount includes $161.7 million and $154.6 million of non-performing loans (Note 3) as of June 30, 2024 and December 31, 2023, respectively. The fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.75% to 7.00% and a terminal capitalization rate range of 5.75% to 6.00% as of both June 30, 2024 and December 31, 2023. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use sales comparables, purchase price and appraisals to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.
(2)Fair market value is based on purchase price.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination and extension fee expense (1)	$369,392	$343,159	$632,164	$1,294,607
Asset management fee	1,619,971	2,105,049	3,335,013	4,102,476
Asset servicing fee	394,995	496,374	801,520	966,899
Operating expenses reimbursed to Manager	2,332,771	2,120,029	4,510,935	4,297,033
Disposition fee (2)	135,000	917,750	475,000	1,208,563
Total	$4,852,129	$5,982,361	$9,754,632	$11,869,578

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2024 and December 31, 2023, the Company had not received any breakup fees.

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the six months ended June 30, 2024 and 2023, the Company provided funding under the promissory note receivable of $5.0 million and $0.8 million, respectively, and received repayments of $8.5 million and zero, respectively. As of June 30, 2024 and December 31, 2023, amount outstanding under the promissory note receivable was $0.3 million and $3.8 million, respectively, which is included in Other assets on the consolidated balance sheets.

Due from Related Parties

As of June 30, 2024 and December 31, 2023, amount due from related parties was $0.8 million and $0.7 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of June 30, 2024, amount outstanding under this promissory note payable was $34.3 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid

For the three months ended June 30, 2024 and 2023, the Company made distributions to investors totaling $4.7 million and $4.7 million, respectively, all of which were returns of capital. For the six months ended June 30, 2024 and 2023, the Company made distributions to investors totaling $9.3 million and $9.3 million, respectively, of which $9.3 million and $8.8 million were returns of capital, respectively (Note 10).

Due to Manager

    As of June 30, 2024 and December 31, 2023, approximately $2.0 million and $4.2 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. For more information on this investment, please see Note 4.

Notes to Unaudited Consolidated Financial Statements

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	June 30, 2024
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,296,248
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,490,977
Allowance for credit losses		—	(251,722)
		$38,444,357	$38,535,503

	December 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,296,235
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,488,777
Allowance for credit losses		—	(226,527)
		$38,444,357	$38,558,485
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a PA with an investment partnership affiliated with the Manager as of June 30, 2024. There was no such investment as of December 31, 2023.

			June 30, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,811,745	80.8%	$15,000,000	$15,144,974
________________
(1)Participant is a certain separately managed account, an investment partnership managed by the Manager.

This investment is held in the name of the Company, but the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and

Notes to Unaudited Consolidated Financial Statements

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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	June 30, 2024	December 31, 2023
6.00% Senior Notes Due 2026	6.00%	6.85%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	10.31%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(1,179,002)	(1,444,813)
Unamortized purchase discount (2)				(2,525,542)	(3,161,457)
Unamortized deferred financing costs				(418,482)	(512,833)
Unsecured notes payable, net				$119,376,974	$118,380,897
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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of June 30, 2024, the Company was in compliance with such covenants.

Notes to Unaudited Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	June 30, 2024						December 31, 2023
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2025	February 2025	8.62%	$112,100,347	$200,000,000	$76,282,989	$75,455,624
UBS AG facility (2)(4)	November 2024	(5)	(4)	—	—	—	18,480,000
Total				112,100,347	200,000,000	76,282,989	93,935,624
Non-Recourse Financing:
Promissory notes payable (2)(6)	March 2025 - March 2026	March 2026 - March 2027	10.88%	134,961,035	N/A	81,485,545	63,509,518
Property mortgages - fixed rate	June 2028	June 2028	6.25%	79,958,447	N/A	40,250,000	40,250,000
Property mortgages - variable rate (7)	April 2027	April 2028	8.84%	47,469,466	N/A	34,100,000	33,256,885
Total				262,388,948		155,835,545	137,016,403
Other Secured Financing:
Revolving line of credit (2)(8)	December 2024	September 2025	8.69%	59,266,539	34,761,111	34,761,111	47,461,730
Term loan (9)				—	—	—	15,000,000
Total				59,266,539	34,761,111	34,761,111	62,461,730
				$433,755,834	$234,761,111	266,879,645	293,413,757
Unamortized deferred financing costs and other						(2,432,146)	(2,888,444)
Secured financing agreements, net						$264,447,499	$290,525,313
_______________
(1)Amount is calculated using the applicable index rate as of June 30, 2024.
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
(8)Interest rate is based on Term SOFR + 3.5% with a combined floor of 7.0%. In March 2024, the Company amended the facility agreement to extend the maturity date to September 12, 2024 with an option to extend the facility term for an additional 12-month period, reduce the credit limit to $75.0 million, increase the coupon rate and revise the minimum profitability and net worth covenants. In June 2024, the Company amended the facility agreement to extend the maturity date of the facility agreement to December 31, 2024, eliminate the ability to make additional revolving borrowings under the facility agreement, decrease the minimum net worth covenant of the Company for future quarterly measurement dates, introduce a minimum liquidity covenant of the Company, establish an interest reserve account and remove the minimum profitability and maximum global leverage covenants of the Company.
(9)In March 2024, the term loan was repaid in full.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

Notes to Unaudited Consolidated Financial Statements

The following table presents certain information about the Company’s secured financing arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of deferred financing costs and others	$575,236	$524,492	$1,521,384	$1,016,470

Proceeds from secured financing			$58,246,507	$130,951,380
Repayments of secured financing			$(84,780,619)	$(102,713,974)

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of June 30, 2024, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2024 are as follows:

Years Ending December 31,	Total
2024 (July 1 through December 31)	$34,761,111
2025	144,782,989
2026	136,485,545
2027	34,100,000
2028	40,250,000
Thereafter	—
390,379,645
Unamortized deferred financing costs and other	(6,555,172)
Total	$383,824,473

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of June 30, 2024, obligations under participation agreements were $15.1 million (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 20.34%. There were no such obligations under participation agreements as of December 31, 2023.

Notes to Unaudited Consolidated Financial Statements

Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $27.8 million and $35.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of June 30, 2024 and December 31, 2023, the unfunded investment commitment was $23.3 million and $37.4 million, respectively.
Additionally, in June 2024, the Company made a $20.0 million capital commitment to an entity that will invest, indirectly, together with other non-affiliated entities, in a non-real estate operating company. As of June 30, 2024, the unfunded commitment was $15.0 million.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,539,310)	$(19,237,065)	$(13,723,284)	$(18,689,586)
Series A preferred stock dividend declared	—	—	—	(3,907)
Net loss allocable to common stock	$(7,539,310)	$(19,237,065)	$(13,723,284)	$(18,693,493)
Weighted-average shares outstanding - basic and diluted	24,336,577	24,335,430	24,336,368	24,335,402
Loss per share - basic and diluted	$(0.31)	$(0.79)	$(0.56)	$(0.77)
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

Notes to Unaudited Consolidated Financial Statements

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
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of June 30, 2024, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For both the three months ended June 30, 2024 and 2023, the Company made distributions to investors totaling $4.7 million, all of which were returns of capital. For both the six months ended June 30, 2024 and 2023, the Company made distributions to investors totaling $9.3 million, of which $9.3 million and $8.8 million were returns of capital, respectively. Additionally, for the three and six months ended June 30, 2023, the Company made distributions to preferred stockholders of none and $3,907, respectively. There were no such distributions for the three and six months ended June 30, 2024.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the six months ended June 30, 2024 and 2023, the Company issued 838 and 143 shares of Class B Common Stock for a total of $9,524 and $1,988 pursuant to the Plan, respectively.

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

    As of June 30, 2024, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 17 loans in nine states with an aggregate net principal balance of $400.3 million, a weighted average coupon rate of 12.8% and a weighted average remaining term to maturity of 0.9 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of June 30, 2024, our portfolio included underlying properties located in 17 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of June 30, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	June 30, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	14	17	1	17
Principal balance	$15,340,352	$399,941,496	$415,281,848	$15,000,000	$400,281,848
Carrying value	15,170,142	369,182,052	384,352,194	15,144,974	369,207,220
Fair value	14,681,958	372,796,287	387,478,245	15,203,048	372,275,197
Weighted average coupon rate	10.29%	13.13%	13.02%	20.34%	12.75%
Weighted-average remaining term (years)	2.01	0.79	0.85	0.60	0.86

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	16	21	—	21
Principal balance	$53,998,648	$455,462,178	$509,460,826	$—	$509,460,826
Carrying value	54,095,173	402,377,085	456,472,258	—	456,472,258
Fair value	53,435,742	403,904,207	457,339,949	—	457,339,949
Weighted average coupon rate	12.95%	12.92%	12.93%	—%	12.93%
Weighted-average remaining term (years)	1.18	0.70	0.77	—	0.77
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.45%, average SOFR of 5.34% and Term SOFR of 5.34% as of June 30, 2024, and LIBOR of 5.47%, average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of June 30, 2024 and December 31, 2023, amount included $302.6 million and $342.9 million of senior mortgages used as collateral for $192.5 million and $204.9 million of borrowings under credit facilities, respectively.
(3)As of June 30, 2024 and December 31, 2023, 13 and 14 loans, respectively, are subject to a SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, we own eight industrial buildings. As of June 30, 2024 and December 31, 2023, the real estate and related lease intangible assets and liabilities had a net carrying value of $127.4 million and $129.8 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $74.4 million and $73.5 million, respectively.

Equity Investments

As of both June 30, 2024 and December 31, 2023, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, a non-real estate operating company, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of June 30, 2024 and December 31, 2023, these equity investments had total carrying value of $70.7 million and $37.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of June 30, 2024 and December 31, 2023 was $8.98 and $9.93, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended June 30, 2024 and 2023, we invested $46.3 million and $7.5 million in new and add-on investments and had $54.6 million and $6.4 million of repayments, resulting in net repayments of $8.3 million and net investments of $1.1 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the six months ended June 30, 2024 and 2023, we invested $57.7 million and $33.2 million in new and add-on investments and had $82.2 million and $46.3 million of repayments, resulting in net repayments of $24.5 million and $13.1 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	June 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$303,953,051	$307,692,865	83.4%	$365,465,500	$368,918,890	80.9%
Preferred equity investments	78,884,440	78,983,915	21.4%	126,550,969	127,105,312	27.8%
Mezzanine loans	17,444,357	17,435,749	4.7%	17,444,357	17,424,081	3.8%
Allowance for credit losses	—	(34,905,309)	(9.5)%	—	(56,976,025)	(12.5)%
Total	$400,281,848	$369,207,220	100.0%	$509,460,826	$456,472,258	100.0%

	June 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$115,976,792	$116,315,046	31.5%	$144,812,619	$144,853,769	31.7%
Industrial	70,022,380	70,022,380	19.0%	67,579,869	67,612,621	14.8%
Infill land	53,900,000	55,341,248	15.0%	52,839,509	54,172,663	11.9%
Multifamily	53,322,162	53,659,242	14.5%	85,660,082	86,210,868	18.9%
Hotel - full/select service	43,222,382	43,832,428	11.9%	43,222,382	43,801,303	9.6%
Mixed-use	32,838,132	33,087,413	9.0%	63,096,365	63,531,806	13.9%
Student housing	31,000,000	31,854,772	8.6%	31,000,000	31,821,832	7.0%
Infrastructure	—	—	—%	21,250,000	21,443,421	4.7%
Allowance for credit losses	—	(34,905,309)	(9.5)%	—	(56,976,025)	(12.5)%
Total	$400,281,848	$369,207,220	100.0%	$509,460,826	$456,472,258	100.0%

	June 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$102,279,912	$103,308,437	28.1%	$119,093,246	$120,296,944	26.4%
New York	75,317,144	75,317,144	20.4%	90,483,672	90,483,672	19.8%
New Jersey	85,922,380	87,067,380	23.6%	82,419,378	83,489,049	18.3%
Georgia	30,000,000	30,300,000	8.2%	74,335,828	74,602,328	16.3%
Utah	28,000,000	28,910,000	7.8%	49,250,000	50,329,949	11.0%
Washington	18,935,933	18,983,655	5.1%	34,052,223	34,020,449	7.5%
Arizona	31,000,000	31,296,248	8.5%	31,000,000	31,296,235	6.9%
North Carolina	21,826,479	21,929,665	5.9%	21,826,479	21,929,657	4.8%
Massachusetts	7,000,000	7,000,000	1.9%	7,000,000	7,000,000	1.5%
Allowance for credit losses	—	(34,905,309)	(9.5)%	—	(56,976,025)	(12.5)%
Total	$400,281,848	$369,207,220	100.0%	$509,460,826	$456,472,258	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Interest income	$8,435,024	$15,878,453	$(7,443,429)	$20,583,759	$31,494,260	$(10,910,501)
Real estate operating revenue	2,718,625	2,803,934	(85,309)	5,438,326	4,136,903	1,301,423
Other operating income	19,871	100,068	(80,197)	160,780	153,463	7,317
	11,173,520	18,782,455	(7,608,935)	26,182,865	35,784,626	(9,601,761)
Operating expenses
Operating expenses reimbursed to Manager	2,332,771	2,120,029	212,742	4,510,935	4,297,033	213,902
Asset management fee	1,619,971	2,105,049	(485,078)	3,335,013	4,102,476	(767,463)
Asset servicing fee	394,995	496,374	(101,379)	801,520	966,899	(165,379)
Provision for credit losses	2,576,325	4,652,644	(2,076,319)	4,449,436	3,802,593	646,843
Real estate operating expenses	782,271	1,864,212	(1,081,941)	1,473,277	3,074,124	(1,600,847)
Depreciation and amortization	1,747,119	1,756,664	(9,545)	3,863,801	2,438,477	1,425,324
Professional fees	826,080	787,427	38,653	1,711,649	1,767,322	(55,673)
Directors’ fees	91,560	83,750	7,810	175,310	180,214	(4,904)
Other	100,594	188,631	(88,037)	363,505	403,875	(40,370)
Impairment charge	—	11,765,540	(11,765,540)	—	11,765,540	(11,765,540)
	10,471,686	25,820,320	(15,348,634)	20,684,446	32,798,553	(12,114,107)
Operating income (loss)	701,834	(7,037,865)	7,739,699	5,498,419	2,986,073	2,512,346
Other income and expenses
Interest expense on secured financing	(6,580,840)	(7,483,284)	902,444	(13,870,752)	(13,603,015)	(267,737)
Interest expense on unsecured notes payable	(2,452,577)	(2,405,267)	(47,310)	(4,892,952)	(4,799,573)	(93,379)
Interest expense on obligations under participation agreements	(770,648)	(576,915)	(193,733)	(1,389,143)	(1,109,061)	(280,082)
Unrealized gain on investments, net	201,501	51,224	150,277	178,570	57,808	120,762
Income (loss) from equity investment in unconsolidated investments	1,671,970	(1,759,934)	3,431,904	1,198,583	(2,196,794)	3,395,377
Realized loss on investments, net	(310,550)	(25,024)	(285,526)	(446,009)	(25,024)	(420,985)
	(8,241,144)	(12,199,200)	3,958,056	(19,221,703)	(21,675,659)	2,453,956
Net loss	$(7,539,310)	$(19,237,065)	$11,697,755	$(13,723,284)	$(18,689,586)	$4,966,302

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility and repurchase agreements payable.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$460,924,737	13.1%	$606,761,243	12.4%
Obligations under participation agreements	(15,000,000)	20.3%	(13,459,586)	17.1%
Promissory notes payable	(80,585,255)	10.9%	—	—%
Repurchase agreements payable	(74,175,716)	8.6%	(147,054,763)	7.0%
Revolving line of credit payable	(34,761,111)	8.7%	(117,050,294)	8.5%
Net loans (3)	$256,402,655	15.3%	$329,196,600	16.0%
Senior loans
Gross loans	$353,025,921	12.9%	$481,108,382	11.8%
Promissory notes payable	(80,585,255)	10.9%	—	—%
Repurchase agreements payable	(74,175,716)	8.6%	(147,054,763)	7.0%
Revolving line of credit payable	(34,761,111)	8.7%	(117,050,294)	8.5%
Net loans (3)	$163,503,839	16.7%	$217,003,325	16.8%
Subordinated loans (4)
Gross loans	$107,898,816	14.0%	$125,652,861	14.3%
Obligations under participation agreements	(15,000,000)	20.3%	(13,459,586)	17.1%
Net loans (3)	$92,898,816	13.0%	$112,193,275	14.0%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$473,466,860	13.1%	$620,485,639	12.3%
Obligations under participation agreements	(13,516,484)	18.3%	(13,181,738)	17.1%
Promissory notes payable	(73,572,677)	10.9%	—	—%
Repurchase agreements payable	(77,498,307)	8.6%	(157,207,602)	7.0%
Revolving line of credit payable	(40,821,119)	8.7%	(107,111,725)	8.5%
Net loans (3)	$268,058,273	15.4%	$342,984,574	15.7%
Senior loans
Gross loans	$365,553,392	12.9%	$489,904,811	11.7%
Promissory notes payable	(73,572,677)	10.9%	—	—%
Repurchase agreements payable	(77,498,307)	8.6%	(157,207,602)	7.0%
Revolving line of credit payable	(40,821,119)	8.7%	(107,111,725)	8.5%
Net loans (3)	$173,661,289	16.7%	$225,585,484	16.5%
Subordinated loans (4)
Gross loans	$107,913,468	14.0%	$130,580,828	14.3%
Obligations under participation agreements	(13,516,484)	18.3%	(13,181,738)	17.1%
Net loans (3)	$94,396,984	13.4%	$117,399,090	14.0%
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

Interest Income

    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest income decreased by $7.4 million and $10.9 million, respectively primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans as well as an increase in suspended interest income accrual on non-performing loans of $3.0 million and $5.4 million, respectively, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, real estate operating revenue decreased by $0.1 million, primarily due to a reduction in lease revenue resulting from the disposal of the office building in October 2023, substantially offset by an increase in lease revenue contributed by the five industrial buildings acquired in May 2023.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, real estate operating revenue increased by $1.3 million, primarily due to an increase in lease revenue contributed by the eight industrial buildings acquired in 2023, partially offset by a reduction in lease revenue resulting from the disposal of the office building in October 2023.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For both the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, operating expenses reimbursed to our Manager increased by $0.2 million, primarily due to an increase in our Manager’s overhead costs.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, asset management fees decreased by $0.5 million and $0.8 million, respectively, primarily due to a decrease in total assets under management primarily resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, asset servicing fees decreased by $0.1 million and $0.2 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans.

Provision for Credit Losses

    On January 1, 2023, we adopted the provisions of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

    For the three and six months ended June 30, 2024, provision for credit losses was $2.6 million and $4.4 million, respectively, primarily related to the decline in fair value of collateral underlying one loan in the investment portfolio as well as a decline in modeled macroeconomic forecasts for commercial real estate.

For the three and six months ended June 30, 2023, provision for credit losses was $4.7 million and $3.8 million, respectively, primarily due to a decline in the fair value of the collateral on a loan.

Real Estate Operating Expenses

For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, real estate operating expenses decreased by $1.1 million and $1.6 million, respectively, primarily due to a reduction in ground lease rent on the office building disposed of in October 2023, partially offset by an increase in real estate operating expenses related to the industrial buildings that we acquired in 2023.

Depreciation and Amortization

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, depreciation and amortization decreased by $0.01 million, primarily due to the disposal of the office building in October 2023, substantially offset by an increase in depreciation and amortization related to 5 industrial buildings that we acquired in May 2023.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, depreciation and amortization increased by $1.4 million, primarily due to the industrial buildings that we acquired in 2023, partially offset by a reduction in depreciation and amortization related to the disposal of the office building in October 2023.

Impairment Charge

For both the three and six months ended June 30, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. There was no impairment charge recorded for the three and six months ended June 30, 2024.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, interest expense on secured financing decreased by $0.9 million as a result of a decrease in the weighted average principal amount outstanding, partially offset by an increase in the index rate on secured financing agreements.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, interest expense on secured financing increased by $0.3 million as a result of an increase in the index rate on secured financing agreements, partially offset by a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest expense on unsecured notes payable remained substantially the same.

Interest from Obligations under Participation Agreements

    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, interest expense from obligations under participation agreements increased by $0.2 million and $0.3 million, respectively, primarily as a result of an increase in the weighted average interest rate on the outstanding obligations under participation agreements as well as an increase in the weighted average principal amount outstanding.

Unrealized Gain on Investments, Net

For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, unrealized gain on investments, net increased by $0.2 million and $0.1 million, respectively, primarily due to an increase in the fair value of our marketable securities at period end.

Income (Loss) from Equity Investment in Unconsolidated Investments

As of both June 30, 2024 and December 31, 2023, we owned a 14.9% equity interest in RESOF, a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, a non-real estate operating company, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity investment in unconsolidated investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from equity investment in RESOF	$1,775,929	$(1,159,388)	$2,774,268	$(855,788)
Loss from equity investment in the joint ventures	(179,937)	(600,546)	(1,651,663)	(1,341,006)
Income from other equity investments	75,978	—	75,978	—
	$1,671,970	$(1,759,934)	$1,198,583	$(2,196,794)

For the three and six months ended June 30, 2024, we recognized equity income from RESOF as RESOF continues to invest its capital and generate positive income. For the three and six months ended June 30, 2023, we recognized equity loss from RESOF primarily due to adjustments made to equity income as a result of the dilution of our ownership interest in RESOF as new investors were admitted in 2022 and 2023.

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, equity loss from the joint ventures decreased primarily due to a gain on sale of a real estate property, partially offset by an increase in depreciation and amortization and interest expense recognized by the joint ventures.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, equity loss from the joint ventures increased primarily due to an increase in depreciation and amortization and interest expense recognized by the joint ventures, partially offset by a gain on sale of a real estate property.

Realized Loss On Investments, Net

For the three and six months ended June 30, 2024, we sold a portion of our investments in marketable equity securities and recognized a net loss on sale of $0.3 million and $0.4 million, respectively.

For both the three and six months ended June 30, 2023, our held-to-maturity debt securities that we purchased at a premium was redeemed at par and we recognized a net loss investment of $0.03 million.

Net Loss

    For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, the resulting net loss decreased by $11.7 million and $5.0 million, respectively.

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

    We expect to fund approximately $19.1 million of the unfunded commitments to borrowers as well as $15.0 million of the unfunded commitment on a subscription agreement during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligation under participation agreement of $15.0 million will mature in the next twelve months. We use the proceeds from the repayment of the corresponding investment to repay the participation obligation. Our revolving line of credit with outstanding principal balance of $34.8 million is to come due on December 31, 2024 and our Goldman Sachs Bank repurchase agreement with outstanding principal balance of $76.3 million is to come due on February 18, 2025. We expect to either extend the facility term of the facilities or convert the facilities to a term loan with maturity co-terminus with the underlying loans and use the proceeds from the repayment of the underlying loans to repay the term loans, or refinance with another lender. Additionally, two promissory notes payable with a total outstanding principal balance of $68.5 million that is collateralized by senior loans with aggregate principal balance of $113.9 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable.

Summary of Financing

The table below summarizes our debt financing as of June 30, 2024:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
		$163,750,000
Variable Rate:
Property mortgages	N/A	$34,100,000	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	81,485,545	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	March 2025 - March 2026
Revolving line of credit	$34,761,111	34,761,111	$—	Term SOFR + 3.5% (combined floor rate of 7.0%)	December 2024
Goldman Sachs Bank repurchase agreement	200,000,000	76,282,989	123,717,011	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%)	February 2025
	$234,761,111	$226,629,645	$123,717,011

Cash Flows (Used in) Provided by Operating Activities

    For the six months ended June 30, 2024, cash flows used in operating activities was $7.3 million, compared to cash flow from operating activities of $12.0 million for the six months ended June 30, 2023. The decrease in operating cash flows was primarily due to a decrease in net contractual interest income.

Cash Flows Provided by (Used in) Investing Activities

    For the six months ended June 30, 2024, cash flows provided by investing activities were $39.4 million, primarily related to proceeds from repayment of loans of $110.4 million and promissory note receivable of $9.0 million, partially offset by origination and purchase of loans of $42.6 million and purchase of equity interests in unconsolidated investments of $36.6 million.
    For the six months ended June 30, 2023, cash flows used in investing activities were $6.8 million, primarily related to origination and purchase of loans of $63.8 million, purchase of real estate properties of $52.3 million, and purchase of held-to-maturity securities of $20.0 million, partially offset by proceeds from repayments of loans of $99.0 million, proceeds from sale of debt securities of $20.0 million and return of capital on unconsolidated investments of $10.7 million.

Cash Flows (Used in) Provided by Financing Activities

    For the six months ended June 30, 2024, cash flows used in financing activities were $21.2 million, primarily related to principal repayments on secured financing of $84.8 million, distributions paid of $9.3 million and payment for financing costs of $1.1 million, partially offset by proceeds from secured financing of $58.2 million and proceeds from obligations under participation agreements of $15.0 million.

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

We use a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage-based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economics variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination and extension fee expense (1)	$369,392	$343,159	$632,164	$1,294,607
Asset management fee	1,619,971	2,105,049	3,335,013	4,102,476
Asset servicing fee	394,995	496,374	801,520	966,899
Operating expenses reimbursed to Manager	2,332,771	2,120,029	4,510,935	4,297,033
Disposition fee (2)	135,000	917,750	475,000	1,208,563
Total	$4,852,129	$5,982,361	$9,754,632	$11,869,578
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of June 30, 2024, amount outstanding under the promissory note payable was $34.3 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of June 30, 2024, the principal balance of our participation obligation was $15.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the three and six months ended June 30, 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $15.0 million and $13.5 million, respectively, and the weighted average interest rate was approximately 20.3% and 18.3%, respectively. For the three and six months ended June 30, 2023, the weighted average outstanding principal balance on obligations under participation agreements of approximately $13.5 million and $13.2 million, respectively, and the weighted average interest rate was approximately 17.1 and 17.1%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

June 30, 2024
Variable rate investments	$383,576,552
Variable rate debt	$226,629,645

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of June 30, 2024 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(3,962,820)	$4,000,997
Decrease (increase) in interest expense from variable rate debt	1,616,258	(2,266,296)
Net increase (decrease) in investment income from variable rate instruments	$(2,346,562)	$1,734,701
    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2024 and 2023, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

10.1*	Sixth Amendment to Loan Documents, dated as of June 26, 2024, between Terra Mortgage Portfolio II, LLC, as Borrower, and Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.
10.2*	Security Agreement, Dated as of June 26, 2024, between Terra Mortgage Portfolio II, LLC as Assignor, and Western Alliance Bank, As Lender.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2024

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)