Form 10-Q
period 2024-09-30
Terra Property Trust, Inc.
filed 2024-11-08
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2024, the registrant had 24,337,549 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$21,192,776	$10,674,475
Restricted cash	3,710,161	3,954,986
Cash held in escrow by lender	8,272,332	4,907,316
Marketable securities	1,134,314	4,961,879
Loans held for investment, net of allowance for credit losses of $33,021,571 and $56,749,498	243,502,933	417,913,773
Loans held for investment acquired through participation, net of allowance for credit losses of $165,877 and $226,527	39,608,554	38,558,485
Equity investment in unconsolidated investments	80,800,634	37,171,326
Real estate owned, net (Note 5)
Land, building and building improvements, net	124,382,821	126,724,333
Lease intangible assets, net	6,605,546	9,869,364
Interest receivable	4,652,434	6,537,368
Due from related parties	826,087	655,263
Other assets	12,080,707	8,811,583
Total assets	$546,769,299	$670,740,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$119,893,927	$118,380,897
Secured financing agreements, net	193,028,598	290,525,313
Obligations under participation agreements (Note 7 )	15,140,347	—
Interest reserve and other deposits held on investments	3,710,161	3,954,986
Lease intangible liabilities, net (Note 5)	4,606,288	6,838,875
Due to Manager (Note 7)	600,566	4,183,293
Interest payable	1,264,714	1,575,463
Accounts payable and accrued expenses	1,448,428	2,405,749
Unearned income	126,157	314,260
Other liabilities	775,125	907,507
Total liabilities	340,594,311	429,086,343
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both September 30, 2024 and December 31, 2023	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,337,371 and 24,336,033 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	243,374	243,360
Additional paid-in capital	444,473,089	444,458,206
Accumulated deficit	(238,527,136)	(203,047,758)
Accumulated other comprehensive loss	(14,339)	—
Total equity	206,174,988	241,653,808
Total liabilities and equity	$546,769,299	$670,740,151

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Interest income	$9,404,033	$12,712,587	$29,987,792	$44,206,847
Real estate operating revenue	2,736,881	4,121,040	8,175,207	8,257,943
Other operating income	65,385	275,944	226,165	429,407
	12,206,299	17,109,571	38,389,164	52,894,197
Operating expenses
Operating expenses reimbursed to Manager	1,341,587	2,407,757	5,852,522	6,704,790
Asset management fee	1,504,536	2,049,916	4,839,549	6,152,392
Asset servicing fee	360,606	487,210	1,162,126	1,454,109
(Reversal of) provision for credit losses	(687,598)	27,096,841	3,761,838	30,899,434
Real estate operating expenses	586,293	1,912,322	2,059,570	4,986,446
Depreciation and amortization	1,746,737	2,551,323	5,610,538	4,989,800
Professional fees	573,526	1,081,803	2,285,175	2,849,125
Directors’ fees	83,750	83,750	259,060	263,964
Other	89,286	92,112	452,791	495,987
Impairment charge	—	—	—	11,765,540
	5,598,723	37,763,034	26,283,169	70,561,587
Operating income (loss)	6,607,576	(20,653,463)	12,105,995	(17,667,390)
Other income and expenses
Interest expense on secured financing	(6,487,146)	(7,244,798)	(20,357,898)	(20,847,813)
Interest expense on unsecured notes payable	(2,465,390)	(2,416,518)	(7,358,342)	(7,216,091)
Interest expense on obligations under participation agreements	(779,793)	(243,945)	(2,168,936)	(1,353,006)
Unrealized (loss) gain on investments, net	(74,849)	(1,040,192)	103,721	(982,384)
Income (loss) from equity investment in unconsolidated investments	1,025,176	41,839	2,223,759	(2,154,955)
Loss on repayment of loan	(5,629,510)	—	(5,629,510)	—
Gain on extinguishment of debt	—	14,079,379	—	14,079,379
Realized loss on investments, net	—	—	(446,009)	(25,024)
	(14,411,512)	3,175,765	(33,633,215)	(18,499,894)
Net loss	$(7,803,936)	$(17,477,698)	$(21,527,220)	$(36,167,284)
Series A preferred stock dividend declared	$—	$—	$—	$(3,907)
Net loss allocable to common stock	$(7,803,936)	$(17,477,698)	$(21,527,220)	$(36,171,191)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	5,051	—	(14,339)	—
	5,051	—	(14,339)	—
Comprehensive loss	$(7,798,885)	$(17,477,698)	$(21,541,559)	$(36,171,191)
Per share data
Loss per share — basic and diluted	$(0.32)	$(0.72)	$(0.88)	$(1.49)
Weighted-average shares — basic and diluted	24,337,029	24,335,576	24,336,591	24,335,460
Distributions declared per common share	$0.19	$0.19	$0.57	$0.57

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	391	4	4,470	—	—	4,474
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,636)	—	(4,650,636)
Net loss	—	—	—	—	—	—	(6,183,974)	—	(6,183,974)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	(335,782)	(335,782)
Balance at March 31, 2024	—	—	—	24,336,424	243,364	444,462,676	(213,882,368)	(335,782)	230,487,890
Shares issued from reinvestment of shareholder distributions	—	—	—	447	5	5,045	—	—	5,050
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,718)	—	(4,650,718)
Net loss	—	—	—	—	—	—	(7,539,310)	—	(7,539,310)
Other comprehensive income:	—	—	—	—	—	—	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	316,392	316,392
Balance at June 30, 2024	—	—	—	24,336,871	243,369	444,467,721	(226,072,396)	(19,390)	218,619,304
Shares issued from reinvestment of shareholder distributions	—	—	—	500	5	5,368	—	—	5,373
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,804)	—	(4,650,804)
Net loss	—	—	—	—	—	—	(7,803,936)	—	(7,803,936)
Other comprehensive income:	—	—	—	—	—	—	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	5,051	5,051
Balance at September 30, 2024	$—	—	$—	24,337,371	$243,374	$444,473,089	$(238,527,136)	$(14,339)	$206,174,988

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

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,527,220)	$(36,167,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,610,538	4,989,800
Provision for credit losses	3,761,838	30,899,434
Amortization of net purchase premiums on loans	177,180	1,023,275
Straight-line rent adjustments	(158,945)	(10,364)
Amortization of deferred financing costs	2,115,382	1,752,299
Amortization of discount on unsecured notes payable	1,370,084	1,238,461
Amortization of above- and below-market rent intangibles	(2,232,587)	(1,385,358)
Amortization and accretion of investment-related fees, net	(591,147)	(1,016,972)
Amortization of above-market rent ground lease	—	(97,761)
Impairment charge	—	11,765,540
Loss on repayment of loan	5,629,510	—
Gain on extinguishment of debt	—	(14,079,379)
Realized loss on investments, net	446,009	25,024
Unrealized (gain) loss on investments, net	(103,721)	982,384
Distributions received from equity investment in unconsolidated investments	2,918,307	5,805,494
(Income) loss from equity investment in unconsolidated investments	(2,223,759)	3,959,892
Changes in operating assets and liabilities:
Deal deposits	—	4,241,892
Interest receivable	1,884,934	(660,452)
Due from related parties	(170,824)	(453,597)
Other assets	1,446,291	(7,580,704)
Due to Manager	(2,423,553)	189,486
Unearned income	(188,103)	342,767
Interest payable	(310,749)	989,554
Accounts payable and accrued expenses	(957,321)	(273,220)
Other liabilities	(43,599)	(522,258)
Net cash (used in) provided by operating activities	(5,571,455)	5,957,953

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2024	2023
Cash flows from investing activities:
Proceeds from repayments of loans	206,024,968	123,364,974
Origination, purchase and funding of loans	(49,803,811)	(73,104,166)
Purchase of equity interests in unconsolidated investments	(47,159,126)	(1,218,449)
Distributions received in excess of equity income	2,835,270	—
Repayments of promissory note receivable	9,455,442	—
Funding for promissory note receivable	(4,962,369)	—
Proceeds from sale of marketable securities	3,551,098	—
Purchase of marketable securities	—	(7,905,211)
Purchase of equity securities	(2,022,353)	—
Purchase of held-to-maturity securities	—	(20,025,024)
Proceeds from redemption of held-for-maturity securities	—	20,000,000
Purchase of real estate properties	—	(52,508,252)
Cash acquired in purchase of real estate	—	712,608
Return of capital on equity interests in unconsolidated investments	—	11,287,839
Net cash provided by investing activities	117,919,119	604,319
Cash flows from financing activities:
Principal repayments on secured financing	(159,125,167)	(180,608,288)
Proceeds from secured financing	60,663,166	181,026,715
Proceeds from obligations under participation agreements	15,000,000	1,494,422
Distributions paid	(13,937,261)	(13,950,868)
Payment of financing costs	(1,065,085)	(2,098,725)
Change in interest reserve and other deposits held on investments	(244,825)	785,728
Redemption of Series A Preferred Stock	—	(125,000)
Net cash used in financing activities	(98,709,172)	(13,476,016)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,638,492	(6,913,744)
Cash, cash equivalents and restricted cash at beginning of period	19,536,777	36,469,592
Cash, cash equivalents and restricted cash at end of period (Note 2)	$33,175,269	$29,555,848

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$26,710,460	$25,436,596

Supplemental non-cash information:
Reinvestment of shareholder distributions	$14,897	$4,563

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
September 30, 2024

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

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2024, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation.
Consolidation

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

Non-Performing Loans
During the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, or if a loan is in maturity default, the Company considers that loan non-performing. For all non-performing loans, such as those in default, collateral-dependent or modified loans, including historical troubled debt restructurings, the Company removes these loans from the industry loss rate approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
Loans Not Secured by Real Estate
As of September 30, 2024 and December 31, 2023, the Company has one loan and two loans, respectively, that were not secured by real estate. These loans, which are included in other assets on the consolidated balance sheets, are recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on these loans. As of September 30, 2024 and December 31, 2023, the Company did not record any allowance for credit losses on these loans because the Company believes that it will be able to collect all outstanding interest and principal on or before the maturity date of each loan.
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

Marketable Securities

    From time to time, the Company may invest in short-term debt securities. These securities are classified as available-for-sale securities and are carried at fair value. Changes in the fair value of debt securities are reported in other comprehensive income until a gain or loss on the securities is realized. The Company may also invest in short-term equity securities classified as held for trading. Changes in the fair value of equity securities are recognized in earnings.

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	September 30,
	2024	2023
Cash and cash equivalents	$21,192,776	$19,242,370
Restricted cash	3,710,161	5,418,932
Cash held in escrow by lender	8,272,332	4,894,546
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$33,175,269	$29,555,848

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

Notes to Unaudited Consolidated Financial Statements

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of September 30, 2024, the Company has satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2020-2023 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of September 30, 2024 and December 31, 2023, and common stock and preferred stock outstanding prior to March 31, 2023. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2024 and December 31, 2023, accrued interest receivable of $4.7 million and $6.5 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	September 30, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	3	11	14	5	16	21
Principal balance	$15,541,030	$297,353,935	$312,894,965	$53,998,648	$455,462,178	$509,460,826
Carrying value	$15,447,005	$267,664,482	$283,111,487	$54,095,173	$402,377,085	$456,472,258
Fair value	$15,022,619	$269,460,235	$284,482,854	$53,435,742	$403,904,207	$457,339,949
Weighted-average coupon rate	10.32%	13.20%	13.06%	12.95%	12.92%	12.93%
Weighted-average remaining term (years)	1.82	0.89	0.97	1.18	0.70	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 5.16% and Term SOFR of 4.85% as of September 30, 2024 and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of September 30, 2024 and December 31, 2023, amount included $201.4 million and $342.9 million of senior mortgages used as collateral for $120.6 million and $204.9 million of borrowings under secured financing arrangements, respectively (Note 9).
(3)As of September 30, 2024 and December 31, 2023, 10 and 14 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(213,137,530)	—	(213,137,530)
Origination, purchase and funding of loans	48,833,299	970,512	49,803,811
Loss on repayment of loan (1)	(5,629,510)	—	(5,629,510)
Net amortization of premiums on loans	(177,180)	—	(177,180)
Accrual, payment and accretion of investment-related fees and other, net	(388,655)	18,907	(369,748)
(Provision for) reversal of provision for credit losses	(3,911,264)	60,650	(3,850,614)
Balance, September 30, 2024	$243,502,933	$39,608,554	$283,111,487
_______________
(1)In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million, which included the write-off of interest receivable of $4.8 million.

Notes to Unaudited Consolidated Financial Statements

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
Origination, purchase and funding of loans	73,104,166	—	73,104,166
Principal repayments received	(120,082,766)	(3,282,208)	(123,364,974)
Net amortization of premiums on loans	(1,023,275)	—	(1,023,275)
Settlement of loans in exchange for real estate properties (Note 5)	(68,737,877)	—	(68,737,877)
Accrual, payment and accretion of investment-related fees and other, net	(658,926)	(20,893)	(679,819)
Provision for credit losses	(30,568,286)	(288,359)	(30,856,645)
Balance, September 30, 2023	$432,327,832	$38,354,459	$470,682,291

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	September 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$201,365,490	$203,274,827	71.8%	$365,465,500	$354,004,530	77.6%
Preferred equity investments	94,085,118	62,474,865	22.1%	126,550,969	85,222,201	18.6%
Mezzanine loans	17,444,357	17,361,795	6.1%	17,444,357	17,245,527	3.8%
Total	$312,894,965	$283,111,487	100.0%	$509,460,826	$456,472,258	100.0%

	September 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$116,221,158	$84,604,062	29.8%	$144,812,619	$106,462,535	23.3%
Infill land	54,870,512	56,197,733	19.9%	52,839,509	54,024,545	11.8%
Multifamily	55,965,163	56,118,383	19.8%	85,660,082	84,417,184	18.5%
Mixed-use	47,838,132	47,375,334	16.7%	63,096,365	47,362,653	10.4%
Student housing	31,000,000	31,859,506	11.3%	31,000,000	31,758,493	7.0%
Industrial	7,000,000	6,956,469	2.5%	67,579,869	67,543,553	14.8%
Hotel - full/select service	—	—	—%	43,222,382	43,460,206	9.5%
Infrastructure	—	—	—%	21,250,000	21,443,089	4.7%
Total	$312,894,965	$283,111,487	100.0%	$509,460,826	$456,472,258	100.0%

Notes to Unaudited Consolidated Financial Statements

	September 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$72,976,512	$73,183,770	25.8%	$119,093,246	$117,955,109	25.9%
New York	75,517,822	43,916,695	15.5%	90,483,672	49,041,668	10.7%
Arizona	31,970,512	32,152,733	11.4%	31,000,000	31,151,623	6.8%
Georgia	30,244,366	30,225,371	10.7%	74,335,828	62,564,770	13.7%
Utah	28,000,000	28,910,000	10.2%	49,250,000	50,293,850	11.0%
New Jersey	22,900,000	24,045,000	8.5%	82,419,378	83,485,543	18.4%
Washington	22,459,274	22,360,105	7.9%	34,052,223	33,908,737	7.4%
North Carolina	21,826,479	21,361,344	7.5%	21,826,479	21,140,026	4.6%
Massachusetts	7,000,000	6,956,469	2.5%	7,000,000	6,930,932	1.5%
Total	$312,894,965	$283,111,487	100.0%	$509,460,826	$456,472,258	100.0%
Allowance for Credit Losses
As described in Note 2, on January 1, 2023, the Company adopted the provisions of Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. The adoption of ASU 2016-13 resulted in a $4.6 million increase to total reserve, including reserve on future funding commitments, which was recognized as a cumulative-effect adjustment to accumulated deficits as of January 1, 2023.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $23.7 million and $35.7 million as of September 30, 2024 and December 31, 2023, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the industry loss rate approach and analyzes them separately for recoverability. As of September 30, 2024 and December 31, 2023, the Company had four and six non-performing loans with total carrying value, excluding specific allowance, of $128.5 million and $209.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $31.6 million and $54.6 million as of September 30, 2024 and December 31, 2023, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Nine Months Ended September 30, 2024
	Specific Allowance	General Allowance		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,777	$2,333,248	$326,907	$57,302,932
Provision for (reversal of provision for) credit losses	4,597,541	(746,927)	(88,776)	3,761,838
Charge-offs	(27,639,191)	—	—	(27,639,191)
Allowance for credit losses, end of period	$31,601,127	$1,586,321	$238,131	$33,425,579

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Specific Allowance	General Allowance		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$25,471,890	$—	$—	$25,471,890
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	4,250,052	369,671	4,619,723
Provision for credit losses	33,390,774	(2,534,129)	42,789	30,899,434
Charge-offs	—	—	—	—
Allowance for credit losses, end of period	$58,862,664	$1,715,923	$412,460	$60,991,047

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the nine months ended September 30, 2024, the Company reversed $0.7 million of accrued interest income because such income was deemed uncollectible. For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three months ended September 30, 2024 and 2023, the Company suspended interest income accrual of $5.3 million and $5.4 million on five and five loans, respectively, because recovery of such income was not probable. For the nine months ended September 30, 2024 and 2023, the Company suspended interest income accrual of $17.8 million and $12.6 million on five and five loans, respectively, because recovery of such income was not probable. In August 2024, in connection with the repayment of a $65.0 million senior loan, the Company wrote off the related interest receivable of $4.8 million. As of September 30, 2024 and December 31, 2023, interest receivable recognized on these loans was zero and $3.4 million, respectively.
Loan Risk Rating
The Company assesses the risk factors of each performing loan and assigns each performing loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve balances; and (iv) loan to value. Based on a 5-point scale, the Company’s performing loans are rated “1” through “5”, from less risk to greater risk, as follows:

Risk Rating	Description
1	Very low risk
2	Low risk
3	Moderate/average risk
4	Higher risk
5	Highest risk
Additionally, as discussed in Note 2, during the loan review process, if the Company determines that it is not able to collect all amounts due for both principal and interest according to the contractual terms of a loan, or if a loan is in maturity default, the Company considers that loan non-performing.

Notes to Unaudited Consolidated Financial Statements

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	September 30, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.2%	—	—	—	—	—	7,000,000
3	8	162,049,138	51.3%	30,519,366	22,590,634	32,280,945	29,426,766	28,242,755	18,988,672
4	1	18,776,975	5.9%	—	—	18,776,975	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	4	128,472,822	40.6%	—	—	24,045,000	28,910,000	—	75,517,822
	14	316,298,935	100.0%	$30,519,366	$22,590,634	$75,102,920	$58,336,766	$28,242,755	$101,506,494
Allowance for credit losses		(33,187,448)
Total carrying value, net		$283,111,487

	December 31, 2023
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	1.4%	—	—	—	—	—	7,000,000
3	13	278,296,080	54.2%	10,809,959	77,383,153	97,514,884	27,810,327	61,842,453	2,935,304
4	1	18,855,139	3.7%	—	18,855,139	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	6	209,297,064	40.7%	—	60,612,621	—	—	58,200,770	90,483,673
	21	513,448,283	100.0%	$10,809,959	$156,850,913	$97,514,884	$27,810,327	$120,043,223	$100,418,977
Allowance for credit losses		(56,976,025)
Total carrying value, net		$456,472,258
_______________
(1)Amount included two loans that are currently in maturity default with total amortized costs of $53.0 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these two loans.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of information regarding the Company’ equity investment in RESOF:

	September 30, 2024			December 31, 2023
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity investment in RESOF	14.9%	$42,651,437	$14,777,811	14.9%	$18,196,583	$37,444,080

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from equity investment in RESOF	$1,932,624	$902,412	$4,706,892	$46,624
Distributions received from RESOF	$1,233,430	$718,469	$2,918,307	$5,428,139
The following tables present summarized financial information of the Company’s equity investment in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2024	December 31, 2023
Investments at fair value (cost of $439,251,438 and $196,129,031, respectively)	$442,744,346	$199,032,013
Other assets	13,637,088	16,502,225
Total assets	456,381,434	215,534,238
Revolving line of credit, net of financing costs	116,349,597	44,762,534
Obligations under participation agreement (proceeds of $49,586,639 and $38,444,357, respectively)	50,019,856	38,881,032
Other liabilities	9,162,509	13,641,742
Total liabilities	175,531,962	97,285,308
Partners’ capital	$280,849,472	$118,248,930

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$18,706,173	$8,504,140	$43,740,037	$24,880,051
Total expenses	6,272,013	2,981,365	16,013,950	9,975,744
Net investment income	12,434,160	5,522,775	27,726,087	14,904,307
Unrealized (depreciation) appreciation on investments	(625,086)	533,266	1,423,306	(350,676)
Provision for income tax	—	—	—	(138,944)
Net increase in partners’ capital resulting from operations	$11,809,074	$6,056,041	$29,149,393	$14,414,687

Equity Investment in Joint Ventures

The Company beneficially owns equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities, and indirectly, together with other non-affiliated entities, non-real estate operating companies. The Company evaluated its equity interests in these entities and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments.

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of the Company’s equity investment in the joint ventures:

		September 30, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$6,116,322	27.2%	$7,024,245
LEL NW 49th JV LLC (1)	Third party/Affiliate	—%	—	27.2%	1,619,157
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	6,242,153	30.6%	5,590,427
610 Walnut Investors LLC	Third party	38.4%	3,120,868	42.4%	4,740,914
MASPEN MS I LLC (2)	Affiliates	2.4%	58,320	—%	—
Axar Special Opportunity Fund VI-B LLC (3)	N/A	100.0%	5,065,920	—%	—
XS Acquisition Holdco LLC (4)	Third parties	50.0%	2,271,699	—%	$—
			$22,875,282		$18,974,743
_______________
(1)In June 2024, this joint venture sold its underlying real estate property and distributed proceeds to the members. The Company’s portion of the distribution was $2.8 million.
(2)In May 2024, the Company contributed $50,000 to this entity for the purpose of investing in opportunistic equity and debt securities. This entity is jointly owned with two related parties managed by the Manager.
(3)In June 2024, the Company made a $20.0 million capital commitment to an entity that has indirectly invested, together with other non-affiliated entities, in a non-real estate operating company. As of September 30, 2024, the total amount contributed was $5.0 million. The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.
(4)In September 2024, the Company purchased preferred and common units in an entity that invests in another non-real estate operating company. The preferred units carry interest at an annual rate of 15%, of which 10% is paid in cash and 5% is accrued. The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss from equity investment in the joint ventures	$(1,488,677)	$(860,573)	$(3,140,340)	$(2,201,579)
Distributions received from the joint ventures	$207,771	$—	$2,835,270	$—

The following tables present estimated combined summarized financial information of the Company’s equity investment in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share. Additionally, amounts as of and for the three and nine months ended September 30, 2024 did not include the financial information of XS Acquisition Holdco LLC because this entity is still in the process of finalizing its purchase price allocation.

	September 30, 2024	December 31, 2023
Net investments in real estate	$200,009,486	$223,039,486
Other assets	24,446,080	18,362,425
Total assets	224,455,566	241,401,911
Mortgage loans payable	160,307,293	187,269,209
Other liabilities	4,372,762	4,509,167
Total liabilities	164,680,055	191,778,376
Members’ capital	$59,775,511	$49,623,535

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,135,411	$4,369,642	$13,060,729	$12,537,910
Operating expenses	(2,958,575)	(1,902,828)	(8,185,216)	(6,227,802)
Depreciation and amortization expense	(1,870,789)	(1,706,127)	(5,831,208)	(5,399,378)
Interest expense	(3,517,147)	(2,638,961)	(10,414,399)	(7,794,759)
Gain on sale of real estate	—	—	4,816,477	—
Unrealized loss	(230,430)	(995,658)	(1,814,507)	(2,245,640)
Net loss	$(4,441,530)	$(2,873,932)	$(8,368,124)	$(9,129,669)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of September 30, 2024, the Company's investment had a carrying value of $15.3 million. For both the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $0.7 million, respectively, in equity income from TCC Boundary Partners LLC and did not receive any distributions.

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

Additionally, during the nine months ended September 30, 2023, the Company made the following investments:

Property Location	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Texas, United States	3	3/24/2023	Industrial	$48,798,273
Texas, United States	5	5/25/2023	Industrial	83,288,961
				$132,087,234

Notes to Unaudited Consolidated Financial Statements

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
$132,087,234

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	September 30, 2024			December 31, 2023
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$23,785,004	$—	$23,785,004
Building and building improvements	104,924,745	(4,355,683)	100,569,062	104,915,714	(1,986,016)	102,929,698
Tenant improvements	29,585	(830)	28,755	25,032	(15,401)	9,631
Total real estate	128,739,334	(4,356,513)	124,382,821	128,725,750	(2,001,417)	126,724,333
Lease intangible assets:
In-place lease	12,060,731	(5,455,185)	6,605,546	12,719,000	(2,849,636)	9,869,364
Total intangible assets	12,060,731	(5,455,185)	6,605,546	12,719,000	(2,849,636)	9,869,364
Lease intangible liabilities:
Below-market rent	(8,649,073)	4,042,785	(4,606,288)	(8,864,138)	2,025,263	(6,838,875)
Total intangible liabilities	(8,649,073)	4,042,785	(4,606,288)	(8,864,138)	2,025,263	(6,838,875)
Total real estate	$132,150,992	$(5,768,913)	$126,382,079	$132,580,612	$(2,825,790)	$129,754,822

Notes to Unaudited Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate operating revenues:
Lease revenue	$2,063,600	$3,114,212	$6,231,422	$6,482,943
Other operating income	673,281	1,006,828	1,943,785	1,775,000
Total	$2,736,881	$4,121,040	$8,175,207	$8,257,943
Real estate operating expenses:
Utilities	$13,094	$111,755	$35,434	$218,088
Real estate taxes	273,641	590,894	955,083	1,483,255
Repairs and maintenances	57,007	230,701	175,507	694,253
Management fees	63,084	104,036	189,485	230,334
Lease expense, including amortization of above- market ground lease	—	487,163	—	1,461,489
Other operating expenses	179,467	387,773	704,061	899,027
Total	$586,293	$1,912,322	$2,059,570	$4,986,446

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net amortization of above- and below-market rent intangibles (1)	$(703,872)	$(775,375)	$(2,232,587)	$(1,385,358)
Amortization of in-place lease intangibles (2)	$964,516	$1,373,346	$3,263,817	$2,582,101
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

    The component of lease expense for the ground lease was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$519,750	$1,559,250

Notes to Unaudited Consolidated Financial Statements

Supplemental non-cash information related to the ground lease was as follows:

Nine Months Ended September 30, 2023
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,559,250

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,559,250

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

As of September 30, 2024 and December 31, 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

From time to time, the Company may invest in short-term equity securities, which are presented at fair value and included in Other assets in the consolidated balance sheets. The Company may also invest in short term debt securities, which are classified as available-for sale securities, which are presented at fair value and included in Marketable securities in the

Notes to Unaudited Consolidated Financial Statements

consolidated balance sheets. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until the securities are realized.

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	September 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,333,699	$—	$—	$2,333,699
Marketable securities - debt securities	1,134,314	—	—	1,134,314
Derivative - interest rate cap (2)	—	3,647	—	3,647
Total	$3,468,013	$3,647	$—	$3,471,660

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,244,992	$—	$—	$2,244,992
Marketable securities - debt securities	1,148,653	—	—	1,148,653
Marketable securities - equity securities	3,813,226	—	—	3,813,226
Derivative - interest rate cap (2)	—	83,807	—	83,807
Total	$7,206,871	$83,807	$—	$7,290,678
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets.

The following table presents the activities of the marketable securities and derivatives:

	Nine Months Ended September 30,
	2024		2023
	Marketable Securities	Derivatives	Marketable Securities	Derivatives
Beginning balance	$4,961,879	$83,807	$147,960	$—
Purchases	—	—	7,905,211	258,500
Proceeds from sale	(3,551,098)	—	—	—
Reclassification of net realized loss on marketable securities into earnings	(446,009)	—	—	—
Unrealized gain (loss) on marketable securities and derivatives	169,542	(80,160)	(998,680)	(45,746)
Ending balance	$1,134,314	$3,647	$7,054,491	$212,754

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2024			December 31, 2023
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$273,480,096	$243,502,933	$244,686,745	$471,016,469	$417,913,773	$418,458,916
Loans held for investment acquired through participation	3	39,414,869	39,608,554	39,796,109	38,444,357	38,558,485	38,881,033
Total loans		312,894,965	283,111,487	284,482,854	509,460,826	456,472,258	457,339,949
Equity securities (1)	3	2,000,000	2,022,353	2,000,000	—	—	—
Total assets		$314,894,965	$285,133,840	$286,482,854	$509,460,826	$456,472,258	$457,339,949
Liabilities:
Unsecured notes payable	1	$123,500,000	$119,893,927	$97,804,850	$123,500,000	$118,380,897	$98,020,050
Secured financing agreements	3	194,951,757	193,028,598	193,810,681	293,413,757	290,525,313	293,413,757
Obligations under participation agreements	3	15,000,000	15,140,347	15,211,122	—	—	—
Total liabilities		$333,451,757	$328,062,872	$306,826,653	$416,913,757	$408,906,210	$391,433,807
______________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2024 and December 31, 2023 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There were no impairment charges for the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$27,603,118	$11,765,540
		$11,765,540

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

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in equity securities, available for sale debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

Notes to Unaudited Consolidated Financial Statements

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2024	Primary Valuation Technique	Unobservable Inputs	September 30, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$244,686,745	Discounted cash flow	Discount rate	9.48%	15.40%	10.62%
Loans held for investment acquired through participation, net	39,796,109	Discounted cash flow	Discount rate	15.07%	17.84%	17.32%
Equity securities (2)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$286,482,854
Liabilities:
Secured financing agreements	$193,810,681	Discounted cash flow	Discount rate	6.85%	11.30%	10.60%
Obligation under participation agreement	15,211,122	Discounted cash flow	Discount rate	15.40%	15.40%	15.40%
Total Level 3 Liabilities	$209,021,803

	Fair Value at December 31, 2023	Primary Valuation Technique	Unobservable Inputs	December 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$418,458,916	Discounted cash flow	Discount rate	9.58%	16.95%	7.02%
Loans held for investment acquired through participation, net	38,881,033	Discounted cash flow	Discount rate	15.30%	18.35%	17.76%
Total Level 3 Assets	$457,339,949
Liabilities:
Secured financing agreements	$293,413,757	Discounted cash flow	Discount rate	6.25%	12.72%	8.91%
Total Level 3 Liabilities	$293,413,757
_______________

Notes to Unaudited Consolidated Financial Statements

(1)Amount includes $96.9 million and $154.6 million of non-performing loans (Note 3) as of September 30, 2024 and December 31, 2023, respectively. The fair market value estimates of these non-performing loans were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.75% to 7.00% and a terminal capitalization rate range of 5.75% to 6.00% as of both September 30, 2024 and December 31, 2023. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use sales comparables, purchase price and appraisals to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.
(2)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Origination and extension fee expense (1)	$207,631	$488,219	$839,795	$1,782,826
Asset management fee	1,504,536	2,049,916	4,839,549	6,152,392
Asset servicing fee	360,606	487,210	1,162,126	1,454,109
Operating expenses reimbursed to Manager	1,341,587	2,407,757	5,852,522	6,704,790
Disposition fee (2)	432,224	242,500	907,224	1,451,063
Total	$3,846,584	$5,675,602	$13,601,216	$17,545,180

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

Notes to Unaudited Consolidated Financial Statements

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2024 and December 31, 2023, the Company had not received any breakup fees.

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the nine months ended September 30, 2024 and 2023, the Company provided funding under the promissory note receivable of $5.0 million and $0.8 million, respectively, and received repayments of $8.8 million and zero, respectively. As of September 30, 2024, the promissory note receivable was fully repaid. As of December 31, 2023, amount outstanding under the promissory note receivable was $3.8 million, which is included in Other assets on the consolidated balance sheets.

Due from Related Parties

As of September 30, 2024 and December 31, 2023, amount due from related parties was $0.8 million and $0.7 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2024, amount outstanding under this promissory note payable was $35.1 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Notes to Unaudited Consolidated Financial Statements

Distributions Paid

For the three months ended September 30, 2024 and 2023, the Company made distributions to investors totaling $4.7 million and $4.7 million, respectively, all of which were returns of capital. For the nine months ended September 30, 2024 and 2023, the Company made distributions to investors totaling $14.0 million and $14.0 million, respectively, of which $14.0 million and $13.5 million were returns of capital, respectively (Note 10).

Due to Manager

    As of September 30, 2024 and December 31, 2023, approximately $0.6 million and $4.2 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	September 30, 2024
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,970,512	$32,152,734
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,455,820
		$39,414,869	$39,608,554

	December 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,151,622
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,406,863
		$38,444,357	$38,558,485
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of September 30, 2024. There was no such investment as of December 31, 2023.

			September 30, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,558,170	80.8%	$15,000,000	$15,140,347
________________
(1)Participant is a certain separately managed account, an investment partnership managed by the Manager.

In September 2023, a participant who purchased interest in an investment from the Company via a participation agreement conveyed its interest in the obligation under participation agreements to the Company and the Company recognized a gain on debt extinguishment of $14.1 million.

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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	September 30, 2024	December 31, 2023
6.00% Senior Notes Due 2026	6.00%	6.85%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	10.36%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(1,042,092)	(1,444,813)
Unamortized purchase discount (2)				(2,194,095)	(3,161,457)
Unamortized deferred financing costs				(369,886)	(512,833)
Unsecured notes payable, net				$119,893,927	$118,380,897
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

Notes to Unaudited Consolidated Financial Statements

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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of September 30, 2024, the Company was in compliance with such covenants.

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	September 30, 2024						December 31, 2023
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2025	February 2025	8.58%	$68,491,812	$200,000,000	$48,188,441	$75,455,624
UBS AG facility (2)(4)	November 2024	(5)	(4)	—	—	—	18,480,000
Total				68,491,812	200,000,000	48,188,441	93,935,624
Non-Recourse Financing:
Promissory notes payable (2)(6)	March 2025 - March 2026	March 2026 - March 2027	10.07%	75,545,634	N/A	37,652,205	63,509,518
Property mortgages - fixed rate	June 2028	June 2028	6.25%	79,219,445	N/A	40,250,000	40,250,000
Property mortgages - variable rate (7)	April 2027	April 2028	8.35%	47,162,634	N/A	34,100,000	33,256,885
Total				201,927,713		112,002,205	137,016,403
Other Secured Financing:
Revolving line of credit (2)(8)	December 2024	September 2025	8.20%	60,523,700	34,761,111	34,761,111	47,461,730
Term loan (9)				—	—	—	15,000,000
Total				60,523,700	34,761,111	34,761,111	62,461,730
				$330,943,225	$234,761,111	194,951,757	293,413,757
Unamortized deferred financing costs and other						(1,923,159)	(2,888,444)
Secured financing agreements, net						$193,028,598	$290,525,313
_______________
(1)Amount is calculated using the applicable index rate as of September 30, 2024.
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

Notes to Unaudited Consolidated Financial Statements

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

The following table presents certain information about the Company’s secured financing arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of deferred financing costs and others	$878,986	$665,552	$2,400,370	$1,682,022

Proceeds from secured financing			$60,663,166	$181,026,715
Repayments of secured financing			$(159,125,167)	$(180,608,288)

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of September 30, 2024, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2024 are as follows:

Years Ending December 31,	Total
2024 (October 1 through December 31)	$34,761,111
2025	70,438,441
2026	138,902,205
2027	34,100,000
2028	40,250,000
Thereafter	—
318,451,757
Unamortized deferred financing costs and other	(5,529,232)
Total	$312,922,525

Notes to Unaudited Consolidated Financial Statements

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of September 30, 2024, obligations under participation agreements were $15.1 million (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 20.16%. There were no such obligations under participation agreements as of December 31, 2023.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $23.7 million and $35.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of September 30, 2024 and December 31, 2023, the unfunded investment commitment was $14.8 million and $37.4 million, respectively.
Additionally, in June 2024, the Company made a $20.0 million capital commitment to an entity that will invest, indirectly, together with other non-affiliated entities, in a non-real estate operating company. As of September 30, 2024, the unfunded commitment was $15.0 million.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,803,936)	$(17,477,698)	$(21,527,220)	$(36,167,284)
Series A preferred stock dividend declared	—	—	—	(3,907)
Net loss allocable to common stock	$(7,803,936)	$(17,477,698)	$(21,527,220)	$(36,171,191)
Weighted-average shares outstanding - basic and diluted	24,337,029	24,335,576	24,336,591	24,335,460
Loss per share - basic and diluted	$(0.32)	$(0.72)	$(0.88)	$(1.49)

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Classes
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2024, there were no shares of Preferred Stock issued or outstanding. As of December 31, 2023 there were no shares of Series A Preferred Stock (as defined below) issued and outstanding.
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
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of September 30, 2024, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For both the three months ended September 30, 2024 and 2023, the Company made distributions to investors totaling $4.7 million, all of which were returns of capital. For the nine months ended September 30, 2024 and 2023, the Company made distributions to investors totaling $14.0 million and $14.0 million, of which $14.0 million and $13.5 million were returns of capital, respectively. Additionally, for the three and nine months ended September 30, 2023, the Company made distributions to preferred stockholders of none and $3,907, respectively. There were no such distributions for the three and nine months ended September 30, 2024.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the nine months ended September 30,

Notes to Unaudited Consolidated Financial Statements

2024 and 2023, the Company issued 1,338 and 341 shares of Class B Common Stock for a total of $14,897 and $4,563 pursuant to the Plan, respectively.

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

    As of September 30, 2024, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 14 loans in nine states with an aggregate net principal balance of $297.9 million, a weighted average coupon rate of 12.7% and a weighted average remaining term to maturity of 1.0 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of September 30, 2024, our portfolio included underlying properties located in 14 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC (“Terra LLC”), our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as our wholly owned subsidiary. Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of our Class B Common Stock, $0.01 par value per share ("Class B Common Stock"), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

As of September 30, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	September 30, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	11	14	1	14
Principal balance	$15,541,030	$297,353,935	$312,894,965	$15,000,000	$297,894,965
Carrying value	15,447,005	267,664,482	283,111,487	15,140,347	267,971,140
Fair value	15,022,619	269,460,235	284,482,854	15,211,122	269,271,732
Weighted average coupon rate	10.32%	13.20%	13.06%	20.16%	12.70%
Weighted-average remaining term (years)	1.82	0.89	0.97	0.35	1.02

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	16	21	—	21
Principal balance	$53,998,648	$455,462,178	$509,460,826	$—	$509,460,826
Carrying value	54,095,173	402,377,085	456,472,258	—	456,472,258
Fair value	53,435,742	403,904,207	457,339,949	—	457,339,949
Weighted average coupon rate	12.95%	12.92%	12.93%	—%	12.93%
Weighted-average remaining term (years)	1.18	0.70	0.77	—	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using average SOFR of 5.16% and Term SOFR of 4.85% as of September 30, 2024, and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of September 30, 2024 and December 31, 2023, amount included $201.4 million and $342.9 million of senior mortgages used as collateral for $120.6 million and $204.9 million of borrowings under credit facilities, respectively.
(3)As of September 30, 2024 and December 31, 2023, 10 and 14 loans, respectively, are subject to a SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to our net loan portfolio, we own eight industrial buildings. As of September 30, 2024 and December 31, 2023, the real estate and related lease intangible assets and liabilities had a net carrying value of $126.4 million and $129.8 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $74.4 million and $73.5 million, respectively.

Equity Investments

As of both September 30, 2024 and December 31, 2023, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of September 30, 2024 and December 31, 2023, these equity investments had total carrying value of $80.8 million and $37.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of September 30, 2024 and December 31, 2023 was $8.47 and $9.93, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended September 30, 2024 and 2023, we invested $15.3 million and $3.9 million in new and add-on investments and had $21.7 million and $16.5 million of repayments, resulting in net repayments of $6.4 million and $12.6 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the nine months ended September 30, 2024 and 2023, we invested $73.1 million and $37.1 million in new and add-on investments and had $103.8 million and $29.8 million of repayments, resulting in net repayments of $30.8 million and net investments of $7.3 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	September 30, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$201,365,490	$203,274,827	75.8%	$365,465,500	$354,004,530	77.5%
Preferred equity investments	79,085,118	47,334,518	17.7%	126,550,969	85,222,201	18.7%
Mezzanine loans	17,444,357	17,361,795	6.5%	17,444,357	17,245,527	3.8%
Total	$297,894,965	$267,971,140	100.0%	$509,460,826	$456,472,258	100.0%

	September 30, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$116,221,158	$84,604,062	31.6%	$144,812,619	$106,462,535	23.3%
Infill land	54,870,512	56,197,733	21.0%	52,839,509	54,024,545	11.8%
Multifamily	55,965,163	56,118,383	20.9%	85,660,082	84,417,184	18.5%
Mixed-use	32,838,132	32,234,987	12.0%	63,096,365	47,362,653	10.4%
Student housing	31,000,000	31,859,506	11.9%	31,000,000	31,758,493	7.0%
Industrial	7,000,000	6,956,469	2.6%	67,579,869	67,543,553	14.8%
Hotel - full/select service	—	—	—%	43,222,382	43,460,206	9.5%
Infrastructure	—	—	—%	21,250,000	21,443,089	4.7%
Total	$297,894,965	$267,971,140	100.0%	$509,460,826	$456,472,258	100.0%

	September 30, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$57,976,512	$58,043,423	21.6%	$119,093,246	$117,955,109	25.9%
New York	75,517,822	43,916,695	16.4%	90,483,672	49,041,668	10.7%
Arizona	31,970,512	32,152,733	12.0%	31,000,000	31,151,623	6.8%
Georgia	30,244,366	30,225,371	11.3%	74,335,828	62,564,770	13.8%
Utah	28,000,000	28,910,000	10.8%	49,250,000	50,293,850	11.0%
New Jersey	22,900,000	24,045,000	9.0%	82,419,378	83,485,543	18.3%
Washington	22,459,274	22,360,105	8.3%	34,052,223	33,908,737	7.4%
North Carolina	21,826,479	21,361,344	8.0%	21,826,479	21,140,026	4.6%
Massachusetts	7,000,000	6,956,469	2.6%	7,000,000	6,930,932	1.5%
Total	$297,894,965	$267,971,140	100.0%	$509,460,826	$456,472,258	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Interest income	$9,404,033	$12,712,587	$(3,308,554)	$29,987,792	$44,206,847	$(14,219,055)
Real estate operating revenue	2,736,881	4,121,040	(1,384,159)	8,175,207	8,257,943	(82,736)
Other operating income	65,385	275,944	(210,559)	226,165	429,407	(203,242)
	12,206,299	17,109,571	(4,903,272)	38,389,164	52,894,197	(14,505,033)
Operating expenses
Operating expenses reimbursed to Manager	1,341,587	2,407,757	(1,066,170)	5,852,522	6,704,790	(852,268)
Asset management fee	1,504,536	2,049,916	(545,380)	4,839,549	6,152,392	(1,312,843)
Asset servicing fee	360,606	487,210	(126,604)	1,162,126	1,454,109	(291,983)
(Reversal of) provision for credit losses	(687,598)	27,096,841	(27,784,439)	3,761,838	30,899,434	(27,137,596)
Real estate operating expenses	586,293	1,912,322	(1,326,029)	2,059,570	4,986,446	(2,926,876)
Depreciation and amortization	1,746,737	2,551,323	(804,586)	5,610,538	4,989,800	620,738
Professional fees	573,526	1,081,803	(508,277)	2,285,175	2,849,125	(563,950)
Directors’ fees	83,750	83,750	—	259,060	263,964	(4,904)
Other	89,286	92,112	(2,826)	452,791	495,987	(43,196)
Impairment charge	—	—	—	—	11,765,540	(11,765,540)
	5,598,723	37,763,034	(32,164,311)	26,283,169	70,561,587	(44,278,418)
Operating income (loss)	6,607,576	(20,653,463)	27,261,039	12,105,995	(17,667,390)	29,773,385
Other income and expenses
Interest expense on secured financing	(6,487,146)	(7,244,798)	757,652	(20,357,898)	(20,847,813)	489,915
Interest expense on unsecured notes payable	(2,465,390)	(2,416,518)	(48,872)	(7,358,342)	(7,216,091)	(142,251)
Interest expense on obligations under participation agreements	(779,793)	(243,945)	(535,848)	(2,168,936)	(1,353,006)	(815,930)
Unrealized (loss) gain on investments, net	(74,849)	(1,040,192)	965,343	103,721	(982,384)	1,086,105
Income (loss) from equity investment in unconsolidated investments	1,025,176	41,839	983,337	2,223,759	(2,154,955)	4,378,714
Loss on repayment of loan	(5,629,510)	—	(5,629,510)	(5,629,510)	—	(5,629,510)
Gain on extinguishment of debt	—	14,079,379	(14,079,379)	—	14,079,379	(14,079,379)
Realized loss on investments, net	—	—	—	(446,009)	(25,024)	(420,985)
	(14,411,512)	3,175,765	(17,587,277)	(33,633,215)	(18,499,894)	(15,133,321)
Net loss	$(7,803,936)	$(17,477,698)	$9,673,762	$(21,527,220)	$(36,167,284)	$14,640,064

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility and repurchase agreements payable.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$394,158,779	12.7%	$523,306,837	13.1%
Obligations under participation agreements	(15,000,000)	20.2%	(13,690,945)	17.3%
Promissory notes payable	(52,264,913)	10.1%	(3,700,000)	10.9%
Repurchase agreements payable	(75,061,487)	8.6%	(117,134,447)	7.4%
Revolving line of credit payable	(34,761,111)	8.2%	(86,269,481)	8.7%
Net loans (3)	$217,071,268	15.0%	$302,511,964	16.4%
Senior loans
Gross loans	$301,309,122	12.7%	$396,644,512	12.6%
Obligations under participation agreements	—	—%	(13,690,945)	17.3%
Promissory notes payable	(52,264,913)	10.1%	(3,700,000)	10.9%
Repurchase agreements payable	(75,061,487)	8.6%	(117,134,447)	7.4%
Revolving line of credit payable	(34,761,111)	8.2%	(86,269,481)	8.7%
Net loans (3)	$139,221,611	17.0%	$175,849,639	17.7%
Subordinated loans (4)
Gross loans	$92,849,657	12.9%	$126,662,325	14.5%
Obligations under participation agreements	(15,000,000)	20.2%	—	—%
Net loans (3)	$77,849,657	11.5%	$126,662,325	13.1%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$446,837,869	12.7%	$587,736,739	12.6%
Obligations under participation agreements	(14,014,599)	18.8%	(13,353,339)	17.3%
Promissory notes payable	(66,227,552)	10.1%	(912,329)	10.9%
Repurchase agreements payable	(76,680,105)	8.6%	(143,304,056)	7.4%
Revolving line of credit payable	(38,786,372)	8.2%	(100,087,965)	8.7%
Net loans (3)	$251,129,241	15.0%	$330,079,050	15.9%
Senior loans
Gross loans	$343,982,323	12.6%	$458,476,432	12.0%
Obligations under participation agreements	—	—%	(13,353,339)	17.3%
Promissory notes payable	(66,227,552)	10.1%	(912,329)	10.9%
Repurchase agreements payable	(76,680,105)	8.6%	(143,304,056)	7.4%
Revolving line of credit payable	(38,786,372)	8.2%	(100,087,965)	8.7%
Net loans (3)	$162,288,294	16.6%	$200,818,743	16.6%
Subordinated loans (4)
Gross loans	$102,855,546	13.3%	$129,260,307	14.5%
Obligations under participation agreements	(14,014,599)	18.8%	—	—%
Net loans (3)	$88,840,947	12.4%	$129,260,307	14.5%
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

Interest Income

    For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, interest income decreased by $3.3 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans as well as a decrease in the weighted average coupon rate due to decreases in the underlying index rates.

    For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, interest income decreased by $14.2 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans as well as an increase in suspended interest income accrual on non-performing loans of $5.3 million, partially offset by an increase in the weighted average coupon rate due to increases in the underlying index rates.

Real Estate Operating Revenue

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, real estate operating revenue decreased by $1.4 million and $0.1 million, respectively, primarily due to a reduction in lease revenue resulting from the disposal of the office building in October 2023, partially offset by an increase in lease revenue contributed by the five industrial buildings acquired in May 2023.

Other Operating Income

For both the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, other operating income decreased by $0.2 million, primarily due to a decline in dividend income earned on our marketable securities.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, operating expenses reimbursed to our Manager decreased by $1.1 million and $0.9 million, respectively, primarily due to a decrease in our Manager’s overhead costs as well as a decrease in the allocation ratio.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, asset management fees decreased by $0.5 million and $1.3 million, respectively, primarily due to a decrease in total assets under management primarily resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, asset servicing fees decreased by $0.1 million and $0.3 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans.

(Reversal of) Provision for Credit Losses

    On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

    For the three months ended September 30, 2024, we recorded a reversal of provision for credit losses of $(0.7) million, primarily related to an increase in modeled economic forecasts for commercial real estate and the overall shortening duration of loans in the portfolio, partially offset by a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

    For the nine months ended September 30, 2024, provision for credit losses was $3.8 million, primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in senior funding as well as a decline in modeled macroeconomic forecasts for commercial real estate.

For the three and nine months ended September 30, 2023, provision for credit losses was $27.1 million and $30.9 million, respectively, primarily due to a decline in the fair value of the collateral on a loan.

Real Estate Operating Expenses

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, real estate operating expenses decreased by $1.3 million and $2.9 million, respectively, primarily due the disposal of the office building in October 2023.

Depreciation and Amortization

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, depreciation and amortization decreased by $0.8 million, primarily due to the disposal of the office building in October 2023, partially offset by an increase in depreciation and amortization related to 5 industrial buildings that we acquired in May 2023.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, depreciation and amortization increased by $0.6 million, primarily due to the industrial buildings that we acquired in 2023, partially offset by a reduction in depreciation and amortization related to the disposal of the office building in October 2023.

Professional Fees

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, professional fees decreased by $0.5 million and $0.6 million, respectively, primarily due to legal fees incurred in connection with a review of strategic alternatives for our company in 2023.

Impairment Charge

For the nine months ended September 30, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. There was no impairment charge for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest expense on secured financing decreased by $0.8 million and $0.5 million, respectively, as a result of a decrease in the weighted average principal amount outstanding, partially offset by an increase in the index rate on secured financing agreements.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest expense on unsecured notes payable remained substantially the same.

Interest from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, interest expense from obligations under participation agreements increased by $0.5 million and $0.8 million, respectively, primarily as a result of an increase in the weighted average interest rate on the outstanding obligations under participation agreements as well as an increase in the weighted average principal amount outstanding.

Unrealized (Loss) Gain on Investments, Net

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, unrealized loss on investments, net decreased by $1.0 million and $1.1 million, respectively, primarily due to an increase in the fair value of our marketable securities at period end.

Income (Loss) from Equity Investment in Unconsolidated Investments

As of both September 30, 2024 and December 31, 2023, we owned a 14.9% equity interest in RESOF, a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity investment in unconsolidated investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from equity investment in RESOF	$1,932,624	$902,412	$4,706,892	$46,624
Loss from equity investment in the joint ventures	(1,488,677)	(860,573)	(3,140,340)	(2,201,579)
Income from other equity investments	581,229	—	657,207	—
	$1,025,176	$41,839	$2,223,759	$(2,154,955)

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, equity income from RESOF increased as a result of increased income associated with increased investment.

For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, equity loss from the joint ventures increased primarily due to an increase in depreciation, amortization and interest expense recognized by the joint ventures.

Loss on Repayment of Loan

In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million for the three and nine months ended September 30, 2024, which included the write-off of interest receivable of $4.8 million. There was no such loss for the three and nine months ended September 30, 2023.

Gain on Extinguishment of Debt

In September 2023, an unrelated counterparty to a participation agreement conveyed its interest in the obligation under participation agreement to us and we recognized a gain on debt extinguishment of $14.1 million. There was no such gain for the three and nine months ended September 30, 2024.

Realized Loss On Investments, Net

For the nine months ended September 30, 2024, we sold a portion of our investments in marketable equity securities and recognized a net loss on sale of $0.4 million. There was no such realized loss on investments for the three months ended September 30, 2024.

For the nine months ended September 30, 2023, our held-to-maturity debt securities that we purchased at a premium was redeemed at par and we recognized a net loss investment of $0.03 million. There was no such realized loss on investments for the three months ended September 30, 2023.

Net Loss

    For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, the resulting net loss decreased by $9.7 million and $14.6 million, respectively.

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

    We expect to fund approximately $19.8 million of the unfunded commitments to borrowers as well as $15.0 million of the unfunded commitment on a subscription agreement during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligation under participation agreement of $15.0 million will mature in the next twelve months. We use the proceeds from the repayment of the corresponding investment to repay the participation obligation. Our revolving line of credit with outstanding principal balance of $34.8 million is to come due on December 31, 2024 and our Goldman Sachs Bank repurchase agreement with outstanding principal balance of $48.2 million is to come due on February 18, 2025. We expect to either extend the term of the facilities or convert the facilities to a term loan with maturity co-terminus with the underlying loans and use the proceeds from the repayment of the underlying loans to repay the term loans, or refinance with another lender. Additionally, two promissory notes payable with a total outstanding principal balance of $22.3 million that is collateralized by senior loans with aggregate principal balance of $50.9 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable.

Summary of Financing

The table below summarizes our debt financing as of September 30, 2024:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
		$163,750,000
Variable Rate:
Property mortgages	N/A	$34,100,000	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	37,652,205	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	March 2025 - March 2026
Revolving line of credit	$34,761,111	34,761,111	$—	Term SOFR + 3.5% (combined floor rate of 7.0%)	December 2024
Goldman Sachs Bank repurchase agreement	200,000,000	48,188,441	151,811,559	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%)	February 2025
	$234,761,111	$154,701,757	$151,811,559

Cash Flows (Used in) Provided by Operating Activities

    For the nine months ended September 30, 2024, cash flows used in operating activities was $5.6 million, compared to cash flow from operating activities of $6.0 million for the nine months ended September 30, 2023. The decrease in operating cash flows was primarily due to a decrease in net contractual interest income.

Cash Flows Provided by Investing Activities

    For the nine months ended September 30, 2024, cash flows provided by investing activities were $117.9 million, primarily related to proceeds from repayment of loans of $206.0 million and promissory note receivable of $9.5 million, partially offset by origination and purchase of loans of $49.8 million and purchase of equity interests in unconsolidated investments of $47.2 million.
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

Cash Flows Used in Financing Activities

    For the nine months ended September 30, 2024, cash flows used in financing activities were $98.7 million, primarily related to principal repayments on secured financing of $159.1 million, distributions paid of $13.9 million and payment for financing costs of $1.1 million, partially offset by proceeds from secured financing of $60.7 million and proceeds from obligations under participation agreements of $15.0 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Origination and extension fee expense (1)	$207,631	$488,219	$839,795	$1,782,826
Asset management fee	1,504,536	2,049,916	4,839,549	6,152,392
Asset servicing fee	360,606	487,210	1,162,126	1,454,109
Operating expenses reimbursed to Manager	1,341,587	2,407,757	5,852,522	6,704,790
Disposition fee (2)	432,224	242,500	907,224	1,451,063
Total	$3,846,584	$5,675,602	$13,601,216	$17,545,180
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2024, amount outstanding under the promissory note payable was $35.1 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of September 30, 2024, the principal balance of our participation obligation was $15.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the three and nine months ended September 30, 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $15.0 million and $14.0 million, respectively, and the weighted average interest rate was approximately 20.2% and 18.8%, respectively. For the three and nine months ended September 30, 2023, the weighted average outstanding principal balance on obligations under participation agreements of approximately $13.7 million and $13.4 million, respectively, and the weighted average interest rate was approximately 17.3% and 17.3%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

September 30, 2024
Variable rate investments	$297,353,935
Variable rate debt	$154,701,757

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of September 30, 2024 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(2,764,823)	$2,973,539
Decrease (increase) in interest expense from variable rate debt	1,262,246	(1,455,436)
Net increase (decrease) in investment income from variable rate instruments	$(1,502,577)	$1,518,103

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2024 and 2023, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

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

Date: November 8, 2024

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)