Form 10-K
period 2024-12-31
Terra Property Trust, Inc.
filed 2025-03-14
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 13, 2025, the registrant had 24,338,366 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
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
•Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments.
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
•Changes in U.S. tax laws could adversely impact us.

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

General Risk Factors
•The future outbreak of highly infectious or contagious diseases, could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.
•Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

v

PART I
Item 1. Business.

Overview

We are a real estate investment trust that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. We focus primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. We focus on middle market loans in the approximately $10 million to $50 million range, which we believe are subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. Our investment objective is to provide attractive risk-adjusted returns to our stockholders, primarily by earning high current income that allows for regular distributions, and, in certain instances, benefiting from potential capital appreciation. There can be no assurances that we will be successful in meeting our investment objective. We also make strategic real estate equity and non-real estate-related investments that align with our investment objectives and criteria.

    Each of our investments was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2024, our portfolio included underlying properties located in 13 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of December 31, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 20-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2024 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 7.2 million square feet of industrial properties, 5,215 hotel rooms and 31,898 apartment units. The value of the properties underlying this capital was approximately $12.8 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

Our Investment Strategy

    We focus on providing real estate (primarily commercial real estate) loans to creditworthy borrowers and seek to generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital. From time to time, we may acquire real estate encumbering the senior loans through foreclosure, may invest in real estate related joint ventures and may directly acquire real estate properties. We also elect to make strategic non-real estate-related investments that align with our investment objectives and criteria.

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

Our Financing Strategy

    Prior to the REIT Formation, we utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT Formation Transaction, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which currently consists of unsecured notes payable, borrowings under first mortgage financings, a revolving line of credit, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    As of December 31, 2024, we had outstanding indebtedness, consisting of unsecured notes payable of $123.5 million and secured financing of $207.6 million.

Additionally, from time to time, we may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The purpose of the participation agreements is to allow us and an affiliate to originate a specified loan when, individually, we do not have the liquidity to do so. We do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). As our access to capital and financial flexibility has grown, our use of participation agreements has diminished. As of December 31, 2024, we had obligations under one participation agreement with an aggregate outstanding principal amount of $18.0 million.

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

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2024, we owned 8 first mortgage loans with a total net principal amount of $208.0 million, which constituted 69.5% of our net loan investment portfolio. As of December 31, 2024, we used $208.0 million of senior mortgage loans as collateral for $123.2 million of borrowings under secured financing agreements.

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

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2024, we did not own any B-notes.

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2024, we owned two mezzanine loans with a total net principal amount of $15.0 million, which constituted 5.0% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2024, we owned three preferred equity investments with a total net principal amount of $76.2 million, which constituted 25.5% of our net loan investment portfolio.

    Equity Participations. In connection with our loan investments, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan.

Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2024, we did not own any equity participations.

Operating Real Estate and Real Estate Owned. From time to time, we may acquire operating real estate properties that meet our investment criteria. As well, we may assume control of properties acquired in connection with foreclosures or deed in lieu of foreclosure. As of December 31, 2024, we owned eight industrial buildings purchased in 2023. The real estate and related lease intangible assets and liabilities had a net carrying value of $125.3 million, and the mortgage loans payable encumbering the industrial buildings had an outstanding principal amount of $74.4 million.

Equity Interest in Unconsolidated Investments and Joint Ventures. We may, to the extent consistent with our qualification as a REIT, invest in our targeted assets directly or through joint ventures. As of December 31, 2024, we owned equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. We also owned beneficial equity interests in five joint ventures that invest in real estate properties and opportunistic debt and equity securities, and a preferred equity investment with residual profit sharing from sale of the underlying property. The equity interests had a total carrying value of $78.3 million as of December 31, 2024.

    Other Real Estate-Related Securities. We may invest in other real estate-related securities, which may include marketable securities and securitizations, so long as such securities do not constitute more than 15% of our assets. As of December 31, 2024, we owned $1.0 million in other real estate-related securities.

Non-Real Estate-Related Investments
    From time to time, to the extent consistent with our qualification as a REIT for so long as we elect to be taxed as a REIT, we invest in strategic non-real estate-related investments that align with our investment objectives and criteria. As of December 31, 2024, we owned $30.6 million in non-real estate-related investments, which include equity interests in non-real estate operating companies across various industries, including life insurance and equipment financing. Non-real estate-related investments may take various forms, including preferred and common equity interests in private companies and other financial assets.

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

Operating and Regulatory Structure

REIT Qualification

    We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to utilize TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future. As of December 31, 2024, we had one TRS, but the TRS had no activity and no current or deferred taxes. We will continue to file a return for the TRS until it is dissolved.

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

Information About our Executive Officers

The names, ages, positions and biographies of our officers are as follows:

Name	Age	Position(s) Held with the Company
Vikram S. Uppal	41	Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer
Sarah Schwarzschild	44	Chief Operating Officer
Gregory M. Pinkus	60	Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	50	Chief Originations Officer

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

Sarah Schwarzschild has served as the Chief Operating Officer of our company since February 2024 and Terra Capital Partners since July 2023. Prior to joining our company, Ms. Schwarzschild served as Managing Director and Co-Head of BGO Strategic Capital Partners, a $3 billion global integrated multi-manager platform. Ms. Schwarzschild also managed BGO Strategic Capital Partners’ secondaries funds and separately managed accounts with oversight for the business’ and co-managed the business’ platform. Prior to merging with BentallGreenOak in April 2021, Ms. Schwarzschild held the same responsibilities at Metropolitan Real Estate Equity Management (“Metropolitan”), a firm wholly owned by The Carlyle Group. Prior to joining Metropolitan in 2014, Ms. Schwarzschild led Partners Group’s real estate Secondary team in the U.S., where she was responsible for acquisitions as well as the portfolio management of Partners Group’s dedicated real estate Secondary capital totaling over $2 billion. Prior to joining Partners Group, Ms. Schwarzschild was an Assistant Vice President in the acquisitions team in the Global Opportunity Funds group at RREEF. She began her career at Rothschild as an investment banking analyst in the Mergers & Acquisitions and Private Placement groups. Ms. Schwarzschild received a B.A. (summa cum laude) from the University of Pennsylvania and an M.B.A. with honors from the Tuck School of Business at Dartmouth. Ms. Schwarzschild sits on the MBA Council for the Tuck School of Business and is Secretary of the board of The Mianus River Gorge Preserve. She also sits on the board of Riley's Ways and on the Advisory Board for INCEPTIV.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, and Terra Fund Advisors since January 2016, October 2017, and October 2017, respectively. Mr. Pinkus also served as the Chief Operating Officer of our company from January 2016 to February 2024. He also served as (i) the Chief Financial Officer of Terra Capital Advisors, LLC, Terra Capital Advisors 2, LLC and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, LLC, Terra Capital Advisors 2, LLC and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; (v) a director of RESOF since October 2020; and (vi) the Chief Financial Officer and Chief Operating Officer of Terra Income Advisors and the Chief Financial Officer, Treasurer and Secretary of Terra BDC from May 2013 to October 2022 and the Chief Operating Officer of Terra BDC from July 2014 to October 2022. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of our company, our Manager, and Terra Fund Advisors since January 2016, September 2017 and September 2017, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors, LLC and Terra Capital Advisors 2, LLC since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors, LLC and Terra Capital Advisors 2, LLC since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations of Terra BDC from June 2014 to June 2014; (iii) Terra Income Advisors and Terra BDC from February 2015 to October 2022, having previously served as Managing Director of Originations from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

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

    Our Board has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate subject, if applicable, to the rules of any stock exchange on which our securities may be listed or traded and the terms of any class or series of our stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. As of December 31, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1% of our issued and outstanding Class B Common Stock, respectively.

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
For the years ended December 31, 2024 and 2023, our Board declared total cash distributions of $0.76 and $0.76 per share, respectively, which were paid monthly.
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

Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments.

Many factors, including heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., increased tariffs and rising energy and commodity prices could lead to increasing wages and other economic inputs and result in higher than normal inflation. Elevated inflation and input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Higher levels of inflation may have an adverse impact on the valuation of our investments.

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

We may, in certain cases, provide a defaulting borrower with concessions that we would not typically offer. These modifications may include interest rate reductions, principal adjustments, term extensions, deferral of payments, or the capitalization of interest. Such adjustments are intended to mitigate potential losses and avoid foreclosure or asset repossession. However, these modifications may impact our liquidity and could have a material adverse effect on our operating results.

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

Our loans are concentrated in California, New York, Arizona, Georgia and Utah representing approximately 17.7%, 25.3%, 11.2%, 10.2% and 9.4%, respectively, of our net loan portfolio as of December 31, 2024. Additionally, we own eight industrial buildings in Texas. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, our loans are concentrated in office, multifamily and infill land property types representing approximately 38.9%, 20.4% and 18.8%, respectively, of our net loan portfolio as of December 31, 2024. As a result, a downturn in any particular industry in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

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

We have in the past and may in the future seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. For example, we completed the BDC Merger in October 2022. Acquisition targets may not have a history of synergistic business operations, practices or, if applicable, investment criteria and strategies. We make strategic non-real estate-related investments that align with our investment objectives and criteria. We cannot predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

Acquisitions may also result in business disruptions that could impact our relationships with key counterparties, borrowers, and lending partners. The integration of newly acquired assets or businesses may present operational challenges, require alignment of investment strategies, or lead to inefficiencies that could affect our ability to originate and manage loans effectively. Additionally, acquisitions may divert management’s attention and resources, potentially affecting underwriting and asset management processes. The departure of key personnel involved in an acquisition or integration could also impact our ability to execute our investment objectives. Newly acquired loan portfolios or real estate-related investments may present unforeseen risks or complexities that could impact our financial condition and results of operations. Additionally, the operation of the acquired businesses may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by our existing business or manage growth resulting from the acquisition effectively.

We make strategic non-real estate-related investments that align with our investment objectives and criteria, which may expose us to risks from a number of diverse issuers, industries, and investment forms.

Though our investments are primarily in real estate-related loans and other commercial real estate assets or interests, we strategically invest in non-real estate-related investments that align with our investment objectives and criteria. However, the underwriting process for non-real estate-related investments and the ongoing asset management and servicing of such investments is different from the investment process for real estate investments, and our Manager has not historically focused on non-real estate investing. We may not be able to achieve the returns on any non-real estate-related investments that we achieved on our real estate-related investments.

Non-real estate-related investments are also not collateralized by real estate like our real estate investments and hence may be riskier because if the debt-like non-real estate-related investments default or do not perform, we may not have collateral to foreclose upon. Additionally, non-real estate-related investments may be less liquid than our real estate-related assets, limiting our ability to transfer or sell these positions on favorable terms, or at all. If market conditions or other factors constrain our liquidity, we may be required to hold these investments longer than anticipated, which could limit our ability to distribute or redeploy capital efficiently.

Further, non-real estate-related investments will be subject to different regulatory risks which may distract the attention of our management, and be difficult and costly to comply with. As a result, to the extent we hold, acquire or transact in such non-real estate-related investments, we may be exposed to risks from a number of diverse issuers, industries and investment forms which may be difficult to determine and may have a material adverse effect on our financial condition and results of operations. In addition, some non-real estate operating companies we may invest in may not generate consistent cash flows or returns, which could impact our overall liquidity and ability to sustain the level of distributions or returns we provide to our stockholders.

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

Changes in U.S. tax laws could adversely impact us.

The U.S. federal income tax laws and regulations applicable to REITs and holders of their securities are subject to ongoing review and may be amended at any time, potentially with retroactive effect. The interpretation and administration of these laws are also subject to change. As a result, there is no guarantee as to whether, when, or in what manner future changes to U.S. federal income tax laws may be enacted and how they may impact us and our stockholders. Any modifications to these tax laws or their interpretations could negatively affect our stockholders.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, introduced substantial changes to U.S. federal income tax laws for businesses and their owners, and further legislative changes remain possible. Specifically, the tax treatment of REITs could be altered at any time through legislative, regulatory, or judicial action, possibly with retroactive application.

We cannot assure our stockholders that such changes will not negatively impact their tax treatment. Any such modifications could have adverse consequences for an investment in our securities. Our stockholders are encouraged to consult their tax advisors regarding the potential implications of legislative, regulatory, or administrative developments on their investment and to stay informed about any proposed changes to applicable tax laws.

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

Our Manager is authorized to follow broad investment guidelines that have been approved by our Board. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our investors. We make strategic non-real estate-related investments that align with our investment objectives and criteria. This could result in a portfolio with a different risk profile. A change in our investment strategy may increase our exposure to risks applicable to other industries. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

General Risk Factors

The future outbreak of highly infectious or contagious diseases could materially and adversely impact or disrupt our investments, business, financial condition and results of operations.

As a result of a significant portion of our investments being in preferred equity, mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, any future local, regional, national or international outbreak of a contagious disease will impact our investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which we invest may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of any such future outbreak may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments, business, financial condition and results of operations.

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

Disruptions and uncertainty in the financial and banking sectors, including due to regional bank failures and decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have experienced periods of increased turmoil and volatility in the recent past and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. A material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.

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

Further, the SEC has recently adopted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements became effective for us on June 15, 2024. If we fail to comply with these requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.

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

As a critical component of our overall risk management process, we have adopted a framework that shares existing reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Manager’s Chief Compliance Officer and Cyber Security Committee (“CSC”). Our Manager’s Chief Compliance Officer has 17 years of experience in regulatory compliance, risk management, and cybersecurity governance, with expertise in implementing and overseeing security policies in financial and REIT sectors. [The CSC is composed of professionals with backgrounds in information security, IT risk management, and data protection, ensuring a well-rounded approach to cybersecurity oversight.

Our management, including our Manager’s Chief Compliance Officer and CSC, is authorized to take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve cybersecurity threats including by (a) maintaining (i) an Incident Response Plan in the event of an Incident and (ii) a Cybersecurity Policy which governs information technology security policies, (b) regularly monitoring our systems and user accounts for any suspected Incidents, (c) performing annual audits on certain of our systems, and (d) providing general cybersecurity awareness and data protection training. In addition, depending on the circumstances of an Incident, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We perform due diligence in order to identify and evaluate cyber risks of third party service providers. Third party service providers processing sensitive data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cybersecurity threats and unauthorized access to the sensitive data. Third party service providers deemed critical undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our Class B Common Stock. As of March 13, 2025, we had 24,338,366 shares of Class B Common Stock outstanding held by 5,401 investors. As of March 13, 2025, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2024.

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

    As of December 31, 2024, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 13 loans in nine states with an aggregate net principal balance of $299.3 million, a weighted average coupon rate of 12.5% and a weighted average remaining term to maturity of 1.0 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2024, our portfolio included underlying properties located in 13 markets, across nine states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of December 31, 2024, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio as of:

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	11	13	1	13
Principal balance	$12,680,463	$304,574,560	$317,255,023	$18,000,000	$299,255,023
Carrying value	12,106,695	262,542,450	274,649,145	18,177,107	256,472,038
Fair value	11,740,671	264,796,547	276,537,218	18,254,853	258,282,365
Weighted average coupon rate (4)	8.50%	13.18%	13.04%	19.53%	12.52%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	0.10	0.99

	December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	16	21	—	21
Principal balance	$53,998,648	$455,462,178	$509,460,826	$—	$509,460,826
Carrying value	54,095,173	402,377,085	456,472,258	—	456,472,258
Fair value	53,435,742	403,904,207	457,339,949	—	457,339,949
Weighted average coupon rate (4)	13.03%	13.05%	13.05%	—%	13.05%
Weighted-average remaining term (years) (5)	1.18	0.70	0.77	—	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024, and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of December 31, 2024 and 2023, amount included $208.0 million and $342.9 million of senior mortgages used as collateral for $123.2 million and $204.9 million of borrowings under credit facilities, respectively.
(3)As of December 31, 2024 and 2023, 10 and 14 loans, respectively, are subject to a SOFR, or Term SOFR floor, as applicable.
(4)Excludes nonperforming loans for which recovery of interest income was not probable.
(5)Represents current effective maturity as of December 31, 2024 and 2023, exclusive of any extension options available.

Real Estate Ownership

In addition to our net loan portfolio, we own eight industrial buildings. As of December 31, 2024 and 2023, the real estate and related lease intangible assets and liabilities had a net carrying value of $125.3 million and $129.8 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $74.4 million and $73.5 million, respectively.

Equity Investments

As of both December 31, 2024 and 2023, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of December 31, 2024 and 2023, these equity investments had total carrying value of $106.8 million and $37.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of December 31, 2024 and 2023 was $7.63 and $9.93, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the years ended December 31, 2024 and 2023, we invested $95.8 million and $37.1 million in new and add-on investments and had $112.7 million and $29.8 million of repayments, resulting in net repayments of $16.9 million and net investments of $7.3 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	December 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$207,985,740	$209,496,879	81.6%	$365,465,500	$354,004,530	77.5%
Preferred equity investments	76,224,551	31,937,149	12.5%	126,550,969	85,222,201	18.7%
Mezzanine loans	15,044,732	15,038,010	5.9%	17,444,357	17,245,527	3.8%
Total	$299,255,023	$256,472,038	100.0%	$509,460,826	$456,472,258	100.0%

	December 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$116,539,650	$72,991,791	28.4%	$144,812,619	$106,462,535	23.3%
Infill land	56,307,815	57,050,952	22.2%	52,839,509	54,024,545	11.8%
Multifamily	60,969,051	60,662,514	23.7%	85,660,082	84,417,184	18.5%
Mixed-use	30,438,507	29,890,548	11.7%	63,096,365	47,362,653	10.4%
Student housing	28,000,000	28,910,000	11.3%	31,000,000	31,758,493	7.0%
Industrial	7,000,000	6,966,233	2.7%	67,579,869	67,543,553	14.8%
Hotel - full/select service	—	—	—%	43,222,382	43,460,206	9.5%
Infrastructure	—	—	—%	21,250,000	21,443,089	4.7%
Total	$299,255,023	$256,472,038	100.0%	$509,460,826	$456,472,258	100.0%

	December 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$53,006,023	$53,096,008	20.6%	$119,093,246	$117,955,109	25.9%
Arizona	33,407,815	33,005,952	12.9%	31,000,000	31,151,623	6.8%
New York	75,657,255	31,536,808	12.3%	90,483,672	49,041,668	10.7%
Georgia	30,562,858	30,586,450	11.9%	74,335,828	62,564,770	13.8%
Utah	28,000,000	28,910,000	11.3%	49,250,000	50,293,850	11.0%
Washington	26,894,593	26,907,157	10.5%	34,052,223	33,908,737	7.4%
New Jersey	22,900,000	24,045,000	9.4%	82,419,378	83,485,543	18.3%
North Carolina	21,826,479	21,418,430	8.4%	21,826,479	21,140,026	4.6%
Massachusetts	7,000,000	6,966,233	2.7%	7,000,000	6,930,932	1.5%
Total	$299,255,023	$256,472,038	100.0%	$509,460,826	$456,472,258	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Years Ended December 31,
	2024	2023	Change
Revenues
Interest income	$38,250,784	$56,140,437	$(17,889,653)
Real estate operating revenue	10,740,170	11,050,716	(310,546)
Prepayment fee income	435,677	—	435,677
Other operating income	262,863	722,881	(460,018)
	49,689,494	67,914,034	(18,224,540)
Operating expenses
Operating expenses reimbursed to Manager	7,468,132	9,234,357	(1,766,225)
Asset management fee	6,207,231	7,807,198	(1,599,967)
Asset servicing fee	1,489,674	1,857,765	(368,091)
Provision for credit losses	16,627,739	45,548,803	(28,921,064)
Real estate operating expenses	2,673,913	4,586,245	(1,912,332)
Depreciation and amortization	7,357,295	6,968,985	388,310
Professional fees	3,012,046	3,741,720	(729,674)
Directors’ fees	356,886	347,714	9,172
Other	558,638	539,957	18,681
Impairment charge	—	11,765,540	(11,765,540)
	45,751,554	92,398,284	(46,646,730)
Operating income (loss)	3,937,940	(24,484,250)	28,422,190
Other income and expenses
Interest expense on secured financing	(25,052,058)	(28,113,245)	3,061,187
Interest expense on unsecured notes payable	(9,836,953)	(9,643,974)	(192,979)
Interest expense on obligations under participation agreements	(2,971,924)	(1,353,006)	(1,618,918)
Unrealized gain (loss) on investments, net	100,149	(316,573)	416,722
Income (loss) from equity interest in unconsolidated investments	2,738,410	(2,383,938)	5,122,348
Loss on repayment of loan	(5,629,510)	—	(5,629,510)
Loss on disposal of real estate	—	(4,211,153)	4,211,153
Gain on extinguishment of debt	—	14,079,379	(14,079,379)
Realized loss on investments, net	(446,009)	(459,279)	13,270
	(41,097,895)	(32,401,789)	(8,696,106)
Net loss	$(37,159,955)	$(56,886,039)	$19,726,084

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility, secured borrowing and repurchase agreements payable.
The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$414,141,672	12.6%	$569,511,789	12.7%
Obligations under participation agreements	(14,450,820)	18.6%	(9,987,566)	17.4%
Secured borrowing	(2,311,475)	9.9%	—	—%
Promissory notes payable	(66,170,732)	9.8%	(13,002,573)	10.7%
Repurchase agreements payable	(69,518,266)	8.1%	(134,030,835)	8.3%
Revolving line of credit payable	(35,411,716)	7.7%	(87,114,331)	8.7%
Net loans (3)	$226,278,663	15.2%	$325,376,484	15.5%
Senior loans
Gross loans	$314,283,363	12.5%	$443,674,795	12.2%
Obligations under participation agreements	—	—%	(9,987,566)	17.4%
Secured borrowing	(2,311,475)	9.9%	—	—%
Promissory notes payable	(66,170,732)	9.8%	(13,002,573)	10.7%
Repurchase agreements payable	(69,518,266)	8.1%	(134,030,835)	8.3%
Revolving line of credit payable	(35,411,716)	7.7%	(87,114,331)	8.7%
Net loans (3)	$140,871,174	17.2%	$199,539,490	16.2%
Subordinated loans (4)
Gross loans	$99,858,309	12.8%	$125,836,994	14.5%
Obligations under participation agreements	(14,450,820)	18.6%	—	—%
Net loans (3)	$85,407,489	11.8%	$125,836,994	14.5%
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

Interest Income

    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest income decreased by $17.9 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans as well as an increase in suspended interest income accrual on non-performing loans of $3.0 million.

Real Estate Operating Revenue

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, real estate operating revenue decreased by $0.3 million, primarily due to a reduction in lease revenue resulting from the disposal of the office building in October 2023, partially offset by an increase in lease revenue contributed by the five industrial buildings acquired in May 2023.

Prepayment Fee Income

For the year ended December 31, 2024 prepayment fee income was $0.4 million, related to the early repayment of one of our loans. There was no such prepayment fee income for the year ended December 31, 2023.

Other Operating Income

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, other operating income decreased by $0.5 million, primarily due to a decline in dividend income earned on our marketable securities.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, operating expenses reimbursed to our Manager decreased by $1.8 million, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each real estate-related investment and cash held by us.

    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, asset management fees decreased by $1.6 million, primarily due to a decrease in total assets under management resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each real estate-related loan held by us.

    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, asset servicing fees decreased by $0.4 million, primarily due to a decrease in total assets under management resulting from the repayment of loans.

Provision for Credit Losses

    On January 1, 2023, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

    For the year ended December 31, 2024, provision for credit losses was $16.6 million, primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in senior funding.

For the year ended December 31, 2023, provision for credit losses was $45.5 million, primarily related to the decline in our estimated recoverable amount on three non-performing loans in the investment portfolio due to a decline in the macroeconomic outlook for commercial real estate.

Real Estate Operating Expenses

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, real estate operating expenses decreased by $1.9 million, primarily due to the disposal of the office building in October 2023 which resulted in a reduction in rent expense of $1.5 million.

Depreciation and Amortization

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, depreciation and amortization increased by $0.4 million, primarily due to the five industrial buildings that we acquired in May 2023, partially offset by a reduction in depreciation and amortization related to the disposal of the office building in October 2023.

Professional Fees

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, professional fees decreased by $0.7 million, primarily due to legal fees incurred in connection with a review of strategic alternatives for our company in 2023.

Impairment Charge

For the year ended December 31, 2023, we recognized an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. There was no impairment charge for the year ended December 31, 2024.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest expense on secured financing decreased by $3.1 million, as a result of a decrease in the weighted average principal amount outstanding as well as a decrease in the index rate on secured financing agreements.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest expense on unsecured notes payable increased by $0.2 million, primarily due to an increase in the amortization of financing costs using the effective interest rate method.

Interest from Obligations under Participation Agreements

    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, interest expense from obligations under participation agreements increased by $1.6 million, primarily as a result of an increase in the weighted average principal amount outstanding as well as an increase in the weighted average interest rate on the obligations under participation agreements.

Unrealized Gain (Loss) on Investments, Net

For the year ended December 31, 2024, we recognized an unrealized gain on investment of $0.1 million, compared to an unrealized loss on investment of $0.3 million for the year ended December 31, 2023, primarily due to an increase in the fair value of our marketable securities as of December 31, 2024.

Income (Loss) from Equity Interest in Unconsolidated Investments

As of both December 31, 2024 and December 31, 2023, we owned a 14.9% equity interest in RESOF, an affiliated limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Years Ended December 31,
	2024	2023
Income from equity interest in RESOF	$6,977,386	$1,125,790
Loss from equity interest in the joint ventures	(5,483,997)	(3,509,728)
Income from other equity investment	1,245,021	—
	$2,738,410	$(2,383,938)

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, equity income from RESOF increased as a result of an increase in RESOF’s net income associated with increased investments.

For the year ended December 31, 2024 as compared to the year ended December 31, 2023, equity loss from the joint ventures increased primarily due to an increase in operating expenses, depreciation and amortization, and interest expense recognized by the joint ventures, partially offset by an increase in revenues and a gain on sale of real estate recognized by the joint ventures.

Other equity investment relates to a preferred equity agreement in which we also share residual profit from the sale of underlying property with the borrower. There was no such investment during the year ended December 31, 2023.

Loss on Repayment of Loan

In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million for the year ended December 31, 2024, which included the write-off of interest receivable of $4.8 million. There was no such loss for the year ended December 31, 2023.

Loss on Disposal of Real Estate

In October 2023, we conveyed our interest in an office building to the lender by deed in lieu of foreclosure and recognized a net loss on disposal of real estate of $4.2 million for the year ended December 31, 2023. There was no such loss for the year ended December 31, 2024.

Gain on Extinguishment of Participation Liability

In September 2023, an unrelated counterparty to a participation agreement conveyed its interest in the obligation under participation agreement to us and we recognized a gain on debt extinguishment of $14.1 million. There was no such gain for the year ended December 31, 2024

Realized Loss On Investments, Net

For the year ended December 31, 2024, we sold a portion of our investments in marketable equity securities and recognized a net loss on sale of $0.4 million.

For the year ended December 31, 2023, we sold a portion of our investments in common stock and recognized a net loss on sale of $0.5 million.

Net Loss

    For the year ended December 31, 2024 as compared to the year ended December 31, 2023, the resulting net loss decreased by $19.7 million.

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

    We expect to fund approximately $18.7 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligation under participation agreement of $18.0 million will mature in the next twelve months. We use the proceeds from the repayment of the corresponding investment to repay the participation obligation. Our revolving line of credit with outstanding principal balance of $16.4 million and our Goldman Sachs Bank repurchase agreement with outstanding principal balance of $48.2 million was scheduled to mature on December 31, 2024 and February 18, 2025, respectively. In January and February 2025, the maturity of the revolving line of credit and the Goldman Sachs Bank repurchase agreement was extended to June 30, 2025 and February 18, 2027, respectively. We expect to use proceeds from repayment of the underlying loan to repay the outstanding principal or refinance with another lender. Additionally, two promissory notes payable with a total outstanding principal balance of $22.3 million that is collateralized by senior loans with aggregate principal balance of $50.9 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable.

Summary of Financing

The table below summarizes our debt financing as of December 31, 2024:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
Term loan payable	N/A	10,000,000	N/A	Interest free until 6/30/2025, after that 9.00%	December 2027
		$173,750,000
Variable Rate:
Property mortgages	N/A	$34,100,000	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	40,694,390	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	March 2025 - March 2026
Secured borrowing	N/A	18,000,000	N/A	Term SOFR + 5%, (combined floor rate of 9.85%	November 2026
Revolving line of credit (1)	16,361,111	16,361,111	—	Term SOFR + 3.5% (combined floor rate of 7.0%)	December 2024
Goldman Sachs Bank repurchase agreement (2)	48,188,441	48,188,441	—	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%)	February 2025
	$64,549,552	$157,343,942	$—
_______________
(1)In January 2025, the maturity of the facility was extended to June 30, 2025.
(2)In February 2025, the maturity of the facility was extended to February 18, 2027.

Cash Flows (Used in) Provided by Operating Activities

    For the year ended December 31, 2024, cash flows used in operating activities was $3.3 million, compared to cash flow from operating activities of $8.6 million for the year ended December 31, 2023. The decrease in operating cash flows was primarily due to a decrease in net contractual interest income.

Cash Flows Provided by (Used in) Investing Activities

    For the year ended December 31, 2024, cash flows provided by investing activities were $101.6 million, primarily related to proceeds from repayment of loans of $215.1 million and promissory note receivable of $9.6 million, partially offset by origination and purchase of loans of $57.2 million, purchase of equity interests in unconsolidated investments of $65.6 million and funding for promissory note receivable of $5.0 million.
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

Cash Flows Used in Financing Activities

    For the year ended December 31, 2024, cash flows used in financing activities were $99.0 million, primarily related to principal repayments on secured financing of $177.5 million, distributions paid of $18.6 million and payment for financing costs of $1.1 million, partially offset by proceeds from secured financing of $81.3 million and proceeds from obligations under participation agreements of $18.0 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2024	2023
Origination and extension fee expense (1)	$1,334,709	$2,312,656
Asset management fee	6,207,231	7,807,198
Asset servicing fee	1,489,674	1,857,765
Operating expenses reimbursed to Manager	7,468,132	9,234,357
Disposition fee (2)	907,224	1,451,063
Total	$17,406,970	$22,663,039
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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of December 31, 2024, amount outstanding under the promissory note payable was $45.1 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of December 31, 2024, the principal balance of our participation obligation was $18.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the years ended December 31, 2024 and 2023, the weighted average outstanding principal balance on obligations under participation agreements was approximately $14.5 million and $10.0 million, respectively, and the weighted average interest rate was approximately 18.6% and 17.4%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

December 31, 2024
Variable rate investments	$304,574,560
Variable rate debt	$157,343,942

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of December 31, 2024 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(2,487,373)	$3,045,746
Decrease (increase) in interest expense from variable rate debt	831,933	(1,274,517)
Net increase (decrease) in investment income from variable rate instruments	$(1,655,440)	$1,771,229
    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2024 and 2023, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    We have adopted an Insider Trading Policy that applies to all of our directors, officers, employees, associates and independent contractors as well as the officers, employees and affiliates of our Manager.

    The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption “Information About our Executive Officers” of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2024.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation.

    The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and(e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

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

3.2	Second Articles of Amendment and Restatement of Terra Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2023).

3.3
Articles of Supplementary of Terra Property Trust, Inc. Designating 12.5% Services A Redeemable Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registration Statement on Amendment No.1 to Form 10 (File No. 000-56117) filed with the SEC on December 16, 2019).

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

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

Exhibit No.	Description and Method of Filing

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

10.11
Amendment No. 1 to Uncommitted Master Repurchase Agreement, dated as of May 24, 2022, between Terra Mortgage Capital III, LLC, as Seller, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

10.12
Guarantee Agreement dated as of November 8, 2021, by and between Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.13
Amendment No. 1 to Guarantee Agreement, dated as of March 10, 2022, between Terra Property Trust, Inc., as Guarantor, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

10.14
Amendment No. 2 to Guarantee Agreement, dated as of November 14, 2023, between Terra Property Trust, Inc., as Guarantor, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

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

10.19
Amendment to Amended and Restated Management Agreement, dated March 11, 2024, between Terra Property Trust, Inc., and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.20
Fifth Amendment to Loan Documents and Waiver, dated as of March 7, 2024, between Terra Mortgage Portfolio II, LLC, as Borrower, and Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 13 2024).

10.21
Continuing Guaranty, dated as of March 7, 2024, by Terra Property Trust, Inc., as Guarantor, in favor of Western Alliance Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.22
First Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Other Transaction Documents, dated as of March 7, 2024, among Terra Mortgage Capital I, LLC, as Seller, Terra Property Trust, Inc., as Guarantor, and Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

Exhibit No.	Description and Method of Filing
10.23
Amendment No. 1 to Pricing Letter, dated as of March 7, 2024, between Terra Mortgage Capital III, LLC, as Seller, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.24
Waiver Letter, dated as of March 7, 2024, from UBS AG, as Buyer, to Terra Mortgage Capital III, LLC, as Seller, and Terra Property Trust, Inc., as Guarantor (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.25
Sixth Amendment to Loan Documents, dated as of June 26, 2024, between Terra Mortgage Portfolio II, LLC, as Borrower, and Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.26
Security Agreement, Dated as of June 26, 2024, between Terra Mortgage Portfolio II, LLC as Assignor, and Western Alliance Bank, As Lender (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

19*	Terra Property Trust, Inc. Insider Trading Policy.

21.1 *	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2023 due to the adoption of FASB Accounting Standard Update 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments.

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
New York, New York
March 13, 2025

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$8,578,456	$10,674,475
Restricted cash	2,937,959	3,954,986
Cash held in escrow by lender	7,448,611	4,907,316
Marketable securities	963,178	4,961,879
Loans held for investment, net of allowance for credit losses of $45,381,465 and $56,749,498	233,571,416	417,913,773
Loans held for investment acquired through participation, net of allowance for credit losses of $759,991 and $226,527	41,077,729	38,558,485
Equity interest in unconsolidated investments	106,816,146	37,171,326
Real estate owned, net (Note 5)
Land, building and building improvements, net	123,597,789	126,724,333
Lease intangible assets, net	5,641,030	9,869,364
Interest receivable	5,440,620	6,537,368
Due from related parties	859,267	655,263
Other assets	5,886,858	8,811,583
Total assets	$542,819,059	$670,740,151
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$120,424,100	$118,380,897
Secured financing agreements, net	205,718,782	290,525,313
Obligations under participation agreements (Note 7 )	18,177,106	—
Interest reserve and other deposits held on investments	2,937,959	3,954,986
Lease intangible liabilities, net (Note 5)	3,902,416	6,838,875
Due to Manager (Note 7)	1,597,552	4,183,293
Interest payable	1,350,384	1,575,463
Accounts payable and accrued expenses	2,189,486	2,405,749
Unearned income	127,485	314,260
Other liabilities	667,723	907,507
Total liabilities	357,092,993	429,086,343
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both December 31, 2024 and December 31, 2023	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,337,952 and 24,336,033 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	243,380	243,360
Additional paid-in capital	444,478,936	444,458,206
Accumulated deficit	(258,810,775)	(203,047,758)
Accumulated other comprehensive loss	(185,475)	—
Total equity	185,726,066	241,653,808
Total liabilities and equity	$542,819,059	$670,740,151

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
	2024	2023
Revenues
Interest income	$38,250,784	$56,140,437
Real estate operating revenue	10,740,170	11,050,716
Prepayment fee income	435,677	—
Other operating income	262,863	722,881
	49,689,494	67,914,034
Operating expenses
Operating expenses reimbursed to Manager	7,468,132	9,234,357
Asset management fee	6,207,231	7,807,198
Asset servicing fee	1,489,674	1,857,765
Provision for credit losses	16,627,739	45,548,803
Real estate operating expenses	2,673,913	4,586,245
Depreciation and amortization	7,357,295	6,968,985
Professional fees	3,012,046	3,741,720
Directors’ fees	356,886	347,714
Other	558,638	539,957
Impairment charge	—	11,765,540
	45,751,554	92,398,284
Operating income (loss)	3,937,940	(24,484,250)
Other income and expenses
Interest expense on secured financing	(25,052,058)	(28,113,245)
Interest expense on unsecured notes payable	(9,836,953)	(9,643,974)
Interest expense on obligations under participation agreements	(2,971,924)	(1,353,006)
Unrealized gain (loss) on investments, net	100,149	(316,573)
Income (loss) from equity interest in unconsolidated investments	2,738,410	(2,383,938)
Loss on repayment of loan	(5,629,510)	—
Loss on disposal of real estate	—	(4,211,153)
Gain on extinguishment of participation liability	—	14,079,379
Realized loss on investments, net	(446,009)	(459,279)
	(41,097,895)	(32,401,789)
Net loss	$(37,159,955)	$(56,886,039)
Series A preferred stock dividend declared	$—	$(3,907)
Net loss allocable to common stock	$(37,159,955)	$(56,889,946)
Other comprehensive loss
Unrealized loss on available-for-sale debt securities	(185,475)	—
	(185,475)	—
Comprehensive loss	$(37,345,430)	$(56,889,946)
Per share data
Loss per share — basic and diluted	$(1.53)	$(2.34)
Weighted-average shares — basic and diluted	24,336,834	24,335,545
Distributions declared per common share	$0.76	$0.76

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	1,919	20	20,730	—	—	20,750
Distributions declared on common shares ($0.76 per share)	—	—	—	—	—	—	(18,603,062)	—	(18,603,062)
Net loss	—	—	—	—	—	—	(37,159,955)	—	(37,159,955)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	(185,475)	(185,475)
Balance at December 31, 2024	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066

	Preferred Stock	12.5% Series A Cumulative Non-Voting Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit
				$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount	Shares	Amount			Total equity
Balance at January 1, 2023	$—	125	$125,000	—	$—	24,335,370	$243,354	$444,449,813	$(122,935,993)	$321,882,174
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	—	—	—	—	—	—	—	(4,619,723)	(4,619,723)
Shares issued from reinvestment of shareholder distributions	—	—	—	—	—	663	6	8,393	—	8,399
Redemption of Series A Preferred Stock	—	(125)	(125,000)	—	—	—	—	—	—	(125,000)
	—	—	—	—	—	—	—	—	(18,602,096)	(18,602,096)
Distributions declared on common shares ($0.76 per share)	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Net loss	—	—	—	—	—	—	—	—	(56,886,039)	(56,886,039)
Balance at December 31, 2023	$—	—	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$241,653,808

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,159,955)	$(56,886,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,357,295	6,968,985
Provision for credit losses	16,627,739	45,548,803
Amortization of net purchase premiums on loans	155,727	1,124,157
Straight-line rent adjustments	(200,926)	(63,974)
Amortization of deferred financing costs	2,649,091	2,485,026
Amortization of discount on unsecured notes payable	1,850,642	1,672,197
Amortization of above- and below-market rent intangibles	(2,936,459)	(2,135,162)
Amortization and accretion of investment-related fees, net	(578,756)	(896,615)
Amortization of above-market rent ground lease	—	(103,017)
Impairment charge	—	11,765,540
Loss on repayment of loan	5,629,510	—
Loss on disposal of real estate	—	4,211,153
Gain on extinguishment of participation liability	—	(14,079,379)
Realized loss on investments, net	446,009	459,279
Unrealized (gain) loss on investments, net	(100,149)	316,573
Distributions received from equity interest in unconsolidated investments	5,633,878	7,008,461
(Income) loss from equity interest in unconsolidated investments	(2,738,410)	4,188,976
Changes in operating assets and liabilities:
Deal deposits	—	4,241,892
Interest receivable	1,096,748	(2,893,517)
Due from related parties	(204,004)	(471,012)
Other assets	1,379,815	(6,389,166)
Due to Manager	(1,474,903)	1,509,673
Unearned income	(186,775)	(63,758)
Interest payable	(225,079)	517,462
Accounts payable and accrued expenses	(216,263)	1,121,931
Other liabilities	(62,894)	(548,471)
Net cash (used in) provided by operating activities	(3,258,119)	8,609,998

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2024	2023
Cash flows from investing activities:
Proceeds from repayments of loans	215,137,530	126,142,565
Origination, purchase and funding of loans	(57,163,870)	(78,883,295)
Purchase of equity interests in unconsolidated investments	(65,617,196)	(7,307,806)
Distributions received in excess of equity income	3,076,908	—
Repayments of promissory note receivable	9,624,408	—
Funding for promissory note receivable	(4,962,369)	(3,844,797)
Proceeds from sale of marketable securities	3,551,098	2,422,095
Purchase of marketable securities	—	(7,905,211)
Purchase of equity securities	(2,002,353)	—
Purchase of held-to-maturity securities	—	(20,025,024)
Proceeds from redemption of held-to-maturity securities	—	20,000,000
Purchase of real estate properties	—	(52,508,252)
Cash acquired in purchase of real estate	—	712,608
Capital expenditures on real estate	—	(132,506)
Return of capital on equity interests in unconsolidated investments	—	11,287,839
Net cash provided by (used in) investing activities	101,644,156	(10,041,784)
Cash flows from financing activities:
Principal repayments on secured financing	(177,525,167)	(205,265,764)
Proceeds from secured financing	81,284,441	211,017,859
Proceeds from obligations under participation agreements	18,000,000	1,494,422
Distributions paid	(18,582,312)	(18,597,604)
Payment of financing costs	(1,117,723)	(3,346,724)
Change in interest reserve and other deposits held on investments	(1,017,027)	(678,218)
Redemption of Series A Preferred Stock	—	(125,000)
Net cash used in financing activities	(98,957,788)	(15,501,029)
Net decrease in cash, cash equivalents and restricted cash	(571,751)	(16,932,815)
Cash, cash equivalents and restricted cash at beginning of year	19,536,777	36,469,592
Cash, cash equivalents and restricted cash at end of year (Note 2)	$18,965,026	$19,536,777

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$33,610,601	$34,435,541

Supplemental non-cash information:
Reinvestment of shareholder distributions	$20,750	$8,399

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

Supplemental non-cash investing and financing information:

2024 — In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an equity investment in exchange for the satisfaction of the remaining funding commitment (Note 4, Note 8).
2023 — In May 2023, the Company acquired five industrial buildings for a $3.5 million cash payment and the settlement of a mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment. The following table presents a summary of the total capitalized costs and the values of the net assets acquired:

Total Capitalized Costs:
Cash and cash equivalents	$3,515,466
Loans held for investment	68,737,877
Equity interest in unconsolidated investment	10,149,642
Interest receivable	456,650
Other assets	429,326
$83,288,961
Net Assets Acquired
Cash and cash equivalents	$712,608
Other assets	33,802
Land	14,457,149
Buildings and Improvements	65,365,376
Intangible asset and liability:
In-please lease	8,403,667
Below-market rent	(4,770,870)
Accounts payable and accrued expenses	(912,771)
$83,288,961

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024

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

Notes to Consolidated Financial Statements

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

As of December 31, 2024, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Notes to Consolidated Financial Statements

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
Performing Loans
The Company uses a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which the Company does not have the unconditional right to cancel, as these loans share similar risk characteristics. The Company utilizes information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for its loan portfolio. The Company utilizes a commercial mortgage-based, third-party loan loss model and because the Company does not have a meaningful history of realized credit losses on its loan portfolio, it subscribes to a database service to provide historical proxy loan loss information. The Company employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. The Company has chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into its allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. The Company selects certain economic variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. A significant amount of judgment is applied in selecting inputs and analyzing results produced by the models to determine the allowance for credit losses on performing loans. Changes in such estimates can significantly affect the expected credit losses.
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

Notes to Consolidated Financial Statements

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
Non-Performing Loans

During the loan review process, all non-performing loans are evaluated for collectability, which includes both loans in default and loans where we do not expect to collect all amounts due for both principal and interest according to the contractual terms of the loan. The Company removes these loans from the model-based approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
Loans Not Secured by Real Estate
As of December 31, 2024 and 2023, the Company had one loan and two loans, respectively, that were not secured by real estate. These loans, which are included in other assets on the consolidated balance sheets, are recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on these loans. As of December 31, 2024 and 2023, the Company did not record any allowance for credit losses on these loans because the Company believes that it will be able to collect all outstanding interest and principal on or before the maturity date of each loan.
Equity Interest in Unconsolidated Investments

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

The Company evaluates its equity interest in unconsolidated investments on a periodic basis to determine if there are any indicators that the value of its equity investments may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of its investment over its estimated fair value, which is determined by calculating its share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreements.

Equity Securities Without Readily Determinable Fair Value

The Company accounts for its equity securities without readily determinable fair value at cost, which is included in other assets on the consolidated balance sheets. The Company has elected the measurement alternative and therefore will evaluate

Notes to Consolidated Financial Statements

whether the security continues to qualify for the alternative at each reporting period. The Company evaluates its equity security without readily determinable fair value on a periodic basis to determine if there is an observable price change in an orderly transaction for similar investments or if there are any indicators that the value of its equity security may be impaired. The Company will make fair value adjustments, if any, or reductions for any impairment to derive the carrying value of the investment..

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	December 31,
	2024	2023
Cash and cash equivalents	$8,578,456	$10,674,475
Restricted cash	2,937,959	3,954,986
Cash held in escrow by lender	7,448,611	4,907,316
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$18,965,026	$19,536,777

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

Secured Financing Agreements, Net

The Company's secured financing agreements include two master repurchase agreements, a revolving line of credit, non-recourse property mortgages, note-on-note financing arrangements, secured borrowing and a term loan. The Company accounts for borrowings under these financing arrangements as secured transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Secured Financing Arrangements” in Note 8 for additional information.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of December 31, 2024, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2021-2024 federal tax returns remain subject to examination by the Internal Revenue Service.

Notes to Consolidated Financial Statements

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding as of December 31, 2024 and 2023, and common stock and preferred stock outstanding prior to March 31, 2023. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Segment Information

    The Company’s primary business is originating, acquiring and structuring real estate-related loans related to high quality commercial real estate. From time to time, the Company may assume control of properties acquired in connection with foreclosures or deed in lieu of foreclosure, or it may acquire operating real estate properties that meet its investment criteria.

The Company operates as one segment, which is also its sole reportable segment, focused on mezzanine loans, senior loans and preferred equity investments, and to a lesser extent, owning and managing real estate. The Company’s chief operating decision maker (“CODM”) is its senior management team, comprised of its chief executive officer who is also the chief investment officer, chief operating officer, chief financial officer, chief originations officer and the head of asset management of the Manager.

The Company generates its revenue primarily from originating, acquiring, investing in, and managing real estate-related debt investments. The CODM evaluates the performance of any real estate owned assets with that of its real estate-related debt investments. Additionally, the Company seeks to enhance its returns on equity by utilizing leverage, and generally finance its real estate-related investments with leverage obtained through a variety of sources, including secured and unsecured debt instruments.

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on the Company’s consolidated statement of operations. The Company’s consolidated net income (loss) is primarily derived through the difference between the interest income earned on its loans and the cost at which its to finance them. Accordingly, interest expense, as reported on its consolidated statement of operations, is its most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets.

The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company's financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.
In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, it does not expect the adoption of this standard to have a material impact to its consolidated financial statements.

Notes to Consolidated Financial Statements

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of December 31, 2024 and 2023, accrued interest receivable of $5.4 million and $6.5 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary

The following table provides a summary of the Company’s loan portfolio as of:

	December 31, 2024			December 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	11	13	5	16	21
Principal balance	$12,680,463	$304,574,560	$317,255,023	$53,998,648	$455,462,178	$509,460,826
Carrying value	$12,106,695	$262,542,450	$274,649,145	$54,095,173	$402,377,085	$456,472,258
Fair value	$11,740,671	$264,796,547	$276,537,218	$53,435,742	$403,904,207	$457,339,949
Weighted-average coupon rate (4)	8.50%	13.18%	13.04%	13.03%	13.05%	13.05%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	1.18	0.70	0.77
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024 and average SOFR of 5.34% and Term SOFR of 5.35% as of December 31, 2023.
(2)As of December 31, 2024 and 2023, amount included $208.0 million and $342.9 million of senior mortgages used as collateral for $123.2 million and $204.9 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of December 31, 2024 and 2023, 10 and 14 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes nonperforming loans for which recovery of interest income was not probable.
(5)Represents current effective maturity as of December 31, 2024 and 2023, exclusive of any extension available.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(216,137,530)	—	(216,137,530)
Origination, purchase and funding of loans	54,155,680	3,008,190	57,163,870
Loss on repayment of loan (1)	(5,629,510)	—	(5,629,510)
Net amortization of premiums on loans	(155,727)	—	(155,727)
Accrual, payment and accretion of investment-related fees and other, net	(304,112)	44,518	(259,594)
Provision for credit losses	(16,271,158)	(533,464)	(16,804,622)
Balance, December 31, 2024	$233,571,416	$41,077,729	$274,649,145
_______________
(1)In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million, which included the write-off of interest receivable of $4.8 million.

Notes to Consolidated Financial Statements

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2023	$584,417,939	$42,072,828	$626,490,767
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	(4,123,143)	(126,909)	(4,250,052)
Origination, purchase and funding of loans	78,883,295	—	78,883,295
Principal repayments received	(122,860,357)	(3,282,208)	(126,142,565)
Net amortization of premiums on loans	(1,124,157)	—	(1,124,157)
Settlement of loans in exchange for real estate properties (1)(2) (Note 5)	(70,737,874)	—	(70,737,874)
Accrual, payment and accretion of investment-related fees and other, net	(1,049,981)	(5,608)	(1,055,589)
Provision for credit losses	(45,491,949)	(99,618)	(45,591,567)
Balance, December 31, 2023	$417,913,773	$38,558,485	$456,472,258
_______________
(1)In May 2023, the Company settled $68.7 million of senior loans in exchange for ownership interest in the underlying real estate properties (Note 5).
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

	December 31, 2024			December 31, 2023
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$207,985,740	$209,496,879	76.3%	$365,465,500	$354,004,530	77.6%
Preferred equity investments	94,224,551	50,114,256	18.2%	126,550,969	85,222,201	18.6%
Mezzanine loans	15,044,732	15,038,010	5.5%	17,444,357	17,245,527	3.8%
Total	$317,255,023	$274,649,145	100.0%	$509,460,826	$456,472,258	100.0%

	December 31, 2024			December 31, 2023
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$116,539,650	$72,991,791	26.6%	$144,812,619	$106,462,535	23.3%
Multifamily	60,969,051	60,662,514	22.1%	85,660,082	84,417,184	18.5%
Infill land	56,307,815	57,050,952	20.8%	52,839,509	54,024,545	11.8%
Mixed-use	48,438,507	48,067,655	17.5%	63,096,365	47,362,653	10.4%
Student housing	28,000,000	28,910,000	10.5%	31,000,000	31,758,493	7.0%
Industrial	7,000,000	6,966,233	2.5%	67,579,869	67,543,553	14.8%
Hotel - full/select service	—	—	—%	43,222,382	43,460,206	9.5%
Infrastructure	—	—	—%	21,250,000	21,443,089	4.7%
Total	$317,255,023	$274,649,145	100.0%	$509,460,826	$456,472,258	100.0%

Notes to Consolidated Financial Statements

	December 31, 2024			December 31, 2023
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$71,006,023	$71,273,115	26.0%	$119,093,246	$117,955,109	25.9%
Arizona	33,407,815	33,005,952	12.0%	31,000,000	31,151,623	6.8%
New York	75,657,255	31,536,808	11.5%	90,483,672	49,041,668	10.7%
Georgia	30,562,858	30,586,450	11.1%	74,335,828	62,564,770	13.7%
Utah	28,000,000	28,910,000	10.5%	49,250,000	50,293,850	11.0%
Washington	26,894,593	26,907,157	9.8%	34,052,223	33,908,737	7.4%
New Jersey	22,900,000	24,045,000	8.8%	82,419,378	83,485,543	18.4%
North Carolina	21,826,479	21,418,430	7.8%	21,826,479	21,140,026	4.6%
Massachusetts	7,000,000	6,966,233	2.5%	7,000,000	6,930,932	1.5%
Total	$317,255,023	$274,649,145	100.0%	$509,460,826	$456,472,258	100.0%
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
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $18.7 million and $35.7 million as of December 31, 2024 and 2023, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of December 31, 2024 and 2023, the Company had four and six non-performing loans with total carrying value, excluding specific allowance, of $99.7 million and $209.3 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $44.1 million and $54.6 million as of December 31, 2024 and 2023, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Year Ended December 31, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,777	$2,333,248	$326,907	$57,302,932
Provision for (reversal of provision for) credit losses	17,116,862	(312,240)	(176,883)	16,627,739
Charge-offs	(27,639,192)	—	—	(27,639,192)
Allowance for credit losses, end of period	$44,120,447	$2,021,008	$150,024	$46,291,479

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$25,471,890	$—	$—	$25,471,890
Cumulative effect of credit loss accounting standard effective January 1, 2023 (Note 2)	—	4,250,052	369,671	4,619,723
Provision for (reversal of provision for) credit losses	47,508,371	(1,916,804)	(42,764)	45,548,803
Charge-offs	(18,337,484)	—	—	(18,337,484)
Allowance for credit losses, end of period	$54,642,777	$2,333,248	$326,907	$57,302,932

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the year ended December 31, 2024, the Company reversed $0.7 million of accrued interest income because such income was deemed uncollectible. For the year ended December 31, 2023, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the years ended December 31, 2024 and 2023, the Company suspended interest income accrual of $21.4 million and $18.4 million on five and five loans, respectively, because recovery of such income was not probable. As of December 31, 2024 and 2023, interest receivable recognized on these loans was zero and $3.4 million, respectively. In August 2024, in connection with the repayment of a $65.0 million senior loan, the Company wrote off the related interest receivable of $4.8 million.
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

Notes to Consolidated Financial Statements

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.2%	—	—	—	—	—	7,000,000
3	5	132,919,643	41.4%	30,812,857	27,121,997	—	58,945,052	—	16,039,737
4	3	81,168,702	25.3%	—	—	52,494,051	—	28,674,651	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	4	99,702,255	31.1%	—	—	24,045,000	—	—	75,657,255
	13	320,790,600	100.0%	$30,812,857	$27,121,997	$76,539,051	$58,945,052	$28,674,651	$98,696,992
Allowance for credit losses		(46,141,455)
Total carrying value, net		$274,649,145
_______________
(1)Amount included two loans that are in maturity default with total amortized costs of $53.0 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these two loans.

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

Note 4. Equity Interest in Unconsolidated Investments

The Company owns interests in a limited partnership, joint ventures and a preferred equity investment with profit-sharing feature. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

Equity Interest in a Limited Partnership

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

Notes to Consolidated Financial Statements

The following tables present a summary of information regarding the Company’ equity interest in RESOF:

	December 31, 2024			December 31, 2023
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$48,171,168	$10,065,613	14.9%	$18,196,583	$37,444,080

	Years Ended December 31,
	2024	2023
Income from equity interest in RESOF	$6,977,386	$1,125,790
Distributions received from RESOF	$5,633,878	$6,631,106
The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	December 31,
	2024	2023
Investments at fair value (cost of $465,401,329 and $196,129,031, respectively)	$468,862,953	$199,032,013
Other assets	34,769,227	16,502,225
Total assets	503,632,180	215,534,238
Secured financing agreements, net of financing costs	100,033,166	44,762,534
Obligations under participation agreement (proceeds of $51,754,396 and $38,444,357, respectively)	73,672,431	38,881,032
Other liabilities	14,114,335	13,641,742
Total liabilities	187,819,932	97,285,308
Partners’ capital	$315,812,248	$118,248,930

	Years Ended December 31,
	2024	2023
Total investment income	$62,645,656	$33,998,655
Total expenses	22,725,966	13,694,107
Net investment income	39,919,690	20,304,548
Unrealized appreciation on investments	3,469,865	1,137,701
Provision for income tax	—	(138,944)
Net increase in partners’ capital resulting from operations	$43,389,555	$21,303,305

Equity Interest in Joint Ventures

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

Notes to Consolidated Financial Statements

The following tables present a summary of the Company’s equity interest in the joint ventures:

		December 31, 2024		December 31, 2023
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$5,761,522	27.2%	$7,024,245
LEL NW 49th JV LLC (1)	Third party/Affiliate	—%	—	27.2%	1,619,157
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	5,694,696	30.6%	5,590,427
610 Walnut Investors LLC	Third party	33.6%	2,672,379	42.4%	4,740,914
MASPEN MS I LLC (2)	Affiliates	2.4%	62,878	—%	—
Axar Special Opportunity Fund VI-B LLC (3)	N/A	100.0%	20,957,270	—%	—
XS Acquisition Holdco LLC (4)	Third parties	46.0%	7,599,187	—%	—
			$42,747,932		$18,974,743
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
(3)In June 2024, the Company made a $20.0 million capital commitment to an entity that has indirectly invested, together with other non-affiliated entities, in a non-real estate operating company. Through November 2024, $10.0 million of the commitment was funded. In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to the entity in exchange for the satisfaction of the remaining funding commitment to this entity (Note 8). The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.
(4)In September 2024, the Company purchased preferred and common units in an entity that invests in a non-real estate operating company. The preferred units carry interest at an annual rate of 15%, of which 10% is paid in cash and 5% is accrued. The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.

	Years Ended December 31,
	2024	2023
Loss from equity interest in the joint ventures	$(5,483,997)	$(3,509,728)
Distributions received from the joint ventures	$3,076,909	$—

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	December 31,
	2024	2023
Net investments in real estate	$196,206,089	$223,039,486
Other assets	100,379,328	18,362,425
Total assets	296,585,417	241,401,911
Secured financing agreements	210,398,952	187,269,209
Other liabilities	8,948,512	4,509,167
Total liabilities	219,347,464	191,778,376
Members’ capital	$77,237,953	$49,623,535

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023
Revenues	$19,133,332	$17,055,616
Operating expenses	(13,968,721)	(8,535,636)
Depreciation and amortization expense	(7,889,130)	(7,225,448)
Interest expense	(15,465,374)	(10,762,003)
Gain on sale of real estate	4,816,477	—
Unrealized loss	(1,653,894)	(3,835,179)
Net loss	$(15,027,310)	$(13,302,650)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of December 31, 2024, the Company's investment had a carrying value of $15.9 million. For the year ended December 31, 2024, the Company recorded $1.2 million in equity income from TCC Boundary Partners LLC and did not receive any distributions.

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

Additionally, during the year ended December 31, 2023, the Company made the following investments:

Property Location	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Texas, United States	3	3/24/2023	Industrial	$48,798,273
Texas, United States	5	5/25/2023	Industrial	83,288,961
				$132,087,234

Notes to Consolidated Financial Statements

These acquisitions were deemed to be real estate asset acquisitions, and therefore total transaction costs were capitalized to the cost basis of the assets. The following table presents an allocation of the total capitalized costs:

Total Capitalized Costs:
Cash and cash equivalents	$52,313,739
Loans held for investment	68,737,877
Equity interest in unconsolidated investment	10,149,642
Interest receivable	456,650
Other assets	429,326
$132,087,234
Net Assets Acquired
Cash and cash equivalents	$712,608
Other assets	33,802
Land	23,785,004
Buildings and Improvements	104,613,728
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 3.95 years)	12,719,000
Below-market rent (weighted-average expected life of 3.98 years)	(8,864,137)
Accounts payable and accrued expenses	(912,771)
$132,087,234

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	December 31, 2024			December 31, 2023
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$23,785,004	$—	$23,785,004
Building and building improvements	104,924,745	(5,140,431)	99,784,314	104,915,714	(1,986,016)	102,929,698
Tenant improvements	29,585	(1,114)	28,471	25,032	(15,401)	9,631
Total real estate	128,739,334	(5,141,545)	123,597,789	128,725,750	(2,001,417)	126,724,333
Lease intangible assets:
In-place lease	12,060,731	(6,419,701)	5,641,030	12,719,000	(2,849,636)	9,869,364
Total intangible assets	12,060,731	(6,419,701)	5,641,030	12,719,000	(2,849,636)	9,869,364
Lease intangible liabilities:
Below-market rent	(8,649,073)	4,746,657	(3,902,416)	(8,864,138)	2,025,263	(6,838,875)
Total intangible liabilities	(8,649,073)	4,746,657	(3,902,416)	(8,864,138)	2,025,263	(6,838,875)
Total real estate	$132,150,992	$(6,814,589)	$125,336,403	$132,580,612	$(2,825,790)	$129,754,822

Notes to Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Real estate operating revenues:
Lease revenue	$8,295,021	$8,721,719
Other operating income	2,445,149	2,328,997
Total	$10,740,170	$11,050,716
Real estate operating expenses:
Utilities	$49,825	$207,700
Real estate taxes	1,119,689	692,411
Repairs and maintenances	326,395	696,873
Management fees	253,133	299,177
Lease expense, including amortization of above-market ground lease	—	1,542,858
Other operating expenses	924,871	1,147,226
Total	$2,673,913	$4,586,245

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Net amortization of above- and below-market rent intangibles (1)	$(2,936,459)	$(2,135,162)
Amortization of in-place lease intangibles (2)	$4,228,333	$3,714,153
_______________
(1)Net amortization of above- and below-market rent intangibles is recorded as an adjustment to real estate operating revenue on the consolidated statements of operations.
(2)Amortization of in-place lease intangibles is included in depreciation and amortization expense on the consolidated statements of operations.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2024 are as follows:

Years Ending December 31,	Total
2025	$4,574,352
2026	4,227,301
2027	2,985,780
2028	2,628,279
2029	1,540,697
Thereafter	1,373,686
Total	$17,330,095

Notes to Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2024, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Total
2025	$(2,130,433)	$2,097,043	$(33,390)
2026	(1,248,315)	1,688,116	439,801
2027	(523,668)	803,214	279,546
2028	—	603,870	603,870
2029	—	218,891	218,891
Thereafter	—	229,896	229,896
Total	$(3,902,416)	$5,641,030	$1,738,614
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

    The component of lease expense for the ground lease was as follows:

Year Ended December 31, 2023
Operating lease cost	$1,645,875

Supplemental non-cash information related to the ground lease was as follows:

Year Ended December 31, 2023
Amounts included in the measurement of lease liability:
Operating cash flows from an operating lease	$1,645,875

Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$1,645,875

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

Notes to Consolidated Financial Statements

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

As of December 31, 2024 and 2023, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

From time to time, the Company may invest in short-term equity securities, which are considered trading securities, and which are presented at fair value and included in Other assets in the consolidated balance sheets. The Company may also invest in short term debt securities, which are classified as available-for sale securities, which are presented at fair value and included in Marketable securities in the consolidated balance sheets. Changes in the fair value of equity securities are recognized in earnings. Changes in the fair value of debt securities are reported in other comprehensive income until the securities are realized.

As discussed in Note 8, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 5). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap met all the criteria of a derivative under ASC 815, but it did not meet the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets in the consolidated balance sheet, and the change in the fair value of the interest rate cap is reported in Unrealized gain (loss) on investments, net on the consolidated statements of operations.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,360,936	$—	$—	$2,360,936
Marketable securities - debt securities	963,178	—	—	963,178
Derivative - interest rate cap (2)	—	75	—	75
Total	$3,324,114	$75	$—	$3,324,189

Notes to Consolidated Financial Statements

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,244,992	$—	$—	$2,244,992
Marketable securities - debt securities	1,148,653	—	—	1,148,653
Marketable securities - equity securities	3,813,226	—	—	3,813,226
Derivative - interest rate cap (2)	—	83,807	—	83,807
Total	$7,206,871	$83,807	$—	$7,290,678
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets.

The following table presents the activities of the marketable securities and derivatives:

	Years Ended December 31,
	2024		2023
	Marketable Securities	Derivatives	Marketable Securities	Derivatives
Beginning balance	$4,961,879	$83,807	$147,960	$—
Purchases	—	—	7,905,211	258,500
Proceeds from sale	(3,551,098)	—	(2,422,095)	—
Reclassification of net realized loss on marketable securities into earnings	(446,009)	—	(434,254)	—
Unrealized loss on marketable securities and derivatives	(1,594)	(83,732)	(234,943)	(174,693)
Ending balance	$963,178	$75	$4,961,879	$83,807

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2024			December 31, 2023
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$275,802,476	$233,571,416	$234,665,528	$471,016,469	$417,913,773	$418,458,916
Loans held for investment acquired through participation	3	41,452,547	41,077,729	41,871,690	38,444,357	38,558,485	38,881,033
Total loans		317,255,023	274,649,145	276,537,218	509,460,826	456,472,258	457,339,949
Equity securities (1)	3	2,000,000	2,002,353	2,000,000	—	—	—
Total assets		$319,255,023	$276,651,498	$278,537,218	$509,460,826	$456,472,258	$457,339,949
Liabilities:
Unsecured notes payable	1	$123,500,000	$120,424,100	$88,764,850	$123,500,000	$118,380,897	$98,020,050
Secured financing agreements	3	207,593,942	205,718,782	206,731,436	293,413,757	290,525,313	293,413,757
Obligations under participation agreements	3	18,000,000	18,177,106	18,254,853	—	—	—
Total liabilities		$349,093,942	$344,319,988	$313,751,139	$416,913,757	$408,906,210	$391,433,807
______________
(1)Amount is included in Other assets on the consolidated balance sheets.

Notes to Consolidated Financial Statements

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2024 and 2023 due to their short-term nature.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There were no impairment charges for the year ended December 31, 2024. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Fair Value	Impairment Charges
Impairment Charges
Real estate and intangibles	$27,004,389	$11,765,540
		$11,765,540

During the year ended December 31, 2023, the Company recorded an impairment charge of $11.8 million on the multi-tenant office building located in California in order to reduce the carrying value of the building to its estimated fair value. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.50%) and terminal capitalization rate (7.50%). In October 2023, the Company conveyed its interest in the office building to the lender by deed in lieu of foreclosure. Accordingly, the Company no longer owns the multi-tenant office building.

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

Notes to Consolidated Financial Statements

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2024 and 2023. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2024	Primary Valuation Technique	Unobservable Inputs	December 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$234,665,528	Discounted cash flow	Discount rate	8.85%	14.78%	9.99%
Loans held for investment acquired through participation, net	41,871,690	Discounted cash flow	Discount rate	15.07%	17.03%	16.65%
Equity securities (2)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$278,537,218
Liabilities:
Secured financing agreements	$206,731,436	Discounted cash flow	Discount rate	6.33%	11.28%	12.17%
Obligation under participation agreement	18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Total Level 3 Liabilities	$224,986,289

	Fair Value at December 31, 2023	Primary Valuation Technique	Unobservable Inputs	December 31, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net (1)	$418,458,916	Discounted cash flow	Discount rate	9.58%	16.95%	7.02%
Loans held for investment acquired through participation, net	38,881,033	Discounted cash flow	Discount rate	15.30%	18.35%	17.76%
Total Level 3 Assets	$457,339,949
Liabilities:
Secured financing agreements	$293,413,757	Discounted cash flow	Discount rate	6.25%	12.72%	8.91%
Total Level 3 Liabilities	$293,413,757
_______________
(1)Amount includes $84.5 million and $154.6 million of non-performing loans (Note 3) as of December 31, 2024 and 2023, respectively. The fair market value estimates of these non-performing loans were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.75% to 7.00% and a terminal capitalization rate range of 5.75% to 6.00% as of both December 31, 2024 and 2023. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use sales comparables, purchase price and appraisals to corroborate the estimated value of a loan’s collateral or may use sponsor’s guarantee to estimate the value of a non-performing loan.
(2)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Origination and extension fee expense (1)	$1,334,709	$2,312,656
Asset management fee	6,207,231	7,807,198
Asset servicing fee	1,489,674	1,857,765
Operating expenses reimbursed to Manager	7,468,132	9,234,357
Disposition fee (2)	907,224	1,451,063
Total	$17,406,970	$22,663,039

Notes to Consolidated Financial Statements

(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan on the consolidated statements of operations.
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2024 and 2023, the Company had not received any breakup fees.

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

Notes to Consolidated Financial Statements

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the years ended December 31, 2024 and 2023, the Company provided funding under the promissory note receivable of $5.0 million and $3.8 million, respectively, and received repayments of $8.8 million and zero, respectively. In July 2024, the promissory note receivable was repaid in full, and has a balance of zero as of December 31, 2024. As of December 31, 2023, amount outstanding under the promissory note receivable was $3.8 million, which is included in Other assets on the consolidated balance sheets.

Due from Related Parties

As of December 31, 2024 and 2023, amount due from related parties was $0.9 million and $0.7 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of December 31, 2024, amount outstanding under this promissory note payable was $45.1 million. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

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

Distributions Paid

For the years ended December 31, 2024 and 2023, the Company made distributions to investors totaling $18.6 million and $18.6 million, respectively, all of which were returns of capital, respectively (Note 10).

Due to Manager

    As of December 31, 2024 and 2023, approximately $1.6 million and $4.2 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	December 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$33,407,815	$33,005,953
UNJ Sole Member, LLC (1)	40.80%	8,044,732	8,071,776
		$41,452,547	$41,077,729

Notes to Consolidated Financial Statements

	December 31, 2023
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$31,000,000	$31,151,622
UNJ Sole Member, LLC (1)	40.80%	7,444,357	7,406,863
		$38,444,357	$38,558,485
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of December 31, 2024. There was no such investment as of December 31, 2023.

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,577,448	96.9%	$18,000,000	$18,177,106
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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	December 31, 2024	December 31, 2023
6.00% Senior Notes Due 2026	6.00%	6.86%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	10.41%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(902,312)	(1,444,813)
Unamortized purchase discount (2)				(1,853,316)	(3,161,457)
Unamortized deferred financing costs				(320,272)	(512,833)
Unsecured notes payable, net				$120,424,100	$118,380,897
_______________

Notes to Consolidated Financial Statements

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

The 7.00% Senior Notes Due 2026
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). In connection with the BDC Merger, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the outstanding 7.00% Senior Notes Due 2026. The 7.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra LLC’s option on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of December 31, 2024, the Company was in compliance with such covenants.

Notes to Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	December 31, 2024						December 31, 2023
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2025	February 2027	8.07%	$68,013,876	$48,188,441	$48,188,441	$75,455,624
UBS AG facility (2)(4)	November 2024	(5)	(4)	—	—	—	18,480,000
Total				68,013,876	48,188,441	48,188,441	93,935,624
Non-Recourse Financing:
Promissory notes payable (2)(6)	March 2025 - March 2026	March 2026 - March 2027	9.80%	79,862,157	N/A	40,694,390	63,509,518
Property mortgages - fixed rate	June 2028	June 2028	6.25%	78,480,600	N/A	40,250,000	40,250,000
Property mortgages - variable rate (7)	April 2027	April 2028	7.83%	46,855,803	N/A	34,100,000	33,256,885
Total				205,198,560		115,044,390	137,016,403
Other Secured Financing:
Revolving line of credit (2)(8)	December 2024	June 2025	7.68%	33,005,952	16,361,111	16,361,111	47,461,730
Term loan (9)(10)	December 2027	December 2028	(10)	48,171,168	10,000,000	10,000,000	15,000,000
Secured borrowing	November 2026	November 2026	9.85%	28,614,894	18,000,000	18,000,000	—
Total				109,792,014	44,361,111	44,361,111	62,461,730
				$383,004,450	$92,549,552	207,593,942	293,413,757
Unamortized deferred financing costs and other						(1,875,160)	(2,888,444)
Secured financing agreements, net						$205,718,782	$290,525,313
_______________
(1)Amount is calculated using the applicable index rate as of December 31, 2024.
(2)These facilities were used to finance the Company’s senior loan investments.
(3)Interest rate is based on Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 2.0% to 5.00%. In March 2024, the Company amended the Goldman Sachs Bank facility agreement to extend the maturity date to February 18, 2025 and to reduce the minimum interest coverage ratio covenant. In February 2025, the Company amended the facility agreement to extend the maturity date to February 18, 2027, to reduce the tangible net worth covenant and to modify the allocation of principal payments and proceeds from asset dispositions.
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
(8)Interest rate is based on Term SOFR + 3.5% with a combined floor of 7.0%. In March 2024, the Company amended the facility agreement to extend the maturity date to September 12, 2024 with an option to extend the facility term for an additional 12-month period, reduce the credit limit to $75.0 million and increase the coupon rate. In June 2024, the Company amended the facility agreement to extend the maturity date to December 31, 2024 and eliminate the ability to make additional revolving borrowings under the facility agreement. In January 2025, the Company amended the facility agreement to extend the maturity date to June 30, 2025 and require an additional monthly payment of principal.
(9)In March 2024, the $15.0 million term loan was repaid in full.
(10)In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an entity in which the Company has an equity investment in exchange for the satisfaction of the remaining funding commitment of the Company to that entity (Note 4). This loan is interest-free until June 30, 2025, after that interest

Notes to Consolidated Financial Statements

is charged at a fixed rate of 9.0% per annum. The term loan payable is collateralized by the Company’s equity interest in RESOF and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in RESOF is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

The following table presents certain information about the Company’s secured financing agreements:

	Years Ended December 31,
	2024	2023
Amortization of deferred financing costs and others	$2,921,917	$2,482,126

Proceeds from secured financing	$81,284,441	$211,017,859
Repayments of secured financing	$(177,525,167)	$(205,265,764)

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of December 31, 2024, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2024 are as follows:

Years Ending December 31,	Total
2025	$38,611,111
2026	159,944,390
2027	92,288,441
2028	40,250,000
2029	—
Thereafter	—
331,093,942
Unamortized deferred financing costs and other	(4,951,060)
Total	$326,142,882

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2024, obligations under participation agreements were $18.2 million (see “Participation Agreements” in Note 7). The interest rate on the obligations

Notes to Consolidated Financial Statements

under participation agreements was 19.53%. There were no such obligations under participation agreements as of December 31, 2023.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $18.7 million and $35.7 million as of December 31, 2024 and 2023, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of December 31, 2024 and 2023, the unfunded investment commitment was $10.1 million and $37.4 million, respectively.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Years Ended December 31,
	2024	2023
Net loss	$(37,159,955)	$(56,886,039)
Series A preferred stock dividend declared	—	(3,907)
Net loss allocable to common stock	$(37,159,955)	$(56,889,946)
Weighted-average shares outstanding - basic and diluted	24,336,834	24,335,545
Loss per share - basic and diluted	$(1.53)	$(2.34)
Preferred Stock Classes
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2024 and 2023, there were no shares of Preferred Stock issued or outstanding.
Series A Preferred Stock
    On November 30, 2016, the Board classified and designated 125 shares of Preferred Stock as a separate class of Preferred Stock to be known as the 12.5% Series A Redeemable Cumulative Preferred Stock, $1,000 liquidation value per share (“Series A Preferred Stock”). In December 2016, the Company sold 125 shares of the Series A Preferred Stock for $125,000. The Series

Notes to Consolidated Financial Statements

A Preferred Stock paid dividends at an annual rate of 12.5% of the liquidation preference. In March 2023, the Series A Preferred Stock was fully redeemed at par for a total of $125,000 plus accrued dividends. As of December 31, 2024 and 2023, there were no shares of Series A Preferred Stock issued and outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of December 31, 2024, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For the years ended December 31, 2024 and 2023, the Company made distributions to investors totaling $18.6 million and $18.6 million respectively, all of which all were returns of capital. Additionally, for the year ended December 31, 2023, the Company made distributions to preferred stockholders of $3,907, respectively. There were no such distributions for the year ended December 31, 2024.
Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2024 and 2023, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2024	2023
Ordinary income	$—	$—
Capital gain	—	—
Return of capital	0.76	0.76
	$0.76	$0.76
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the years ended December 31, 2024 and 2023, the Company issued 1,919 and 663 shares of Class B Common Stock for a total of $20,750 and $8,399 pursuant to the Plan, respectively.

Notes to Consolidated Financial Statements

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2024

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Increase (Decrease) in Net Investment	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Industrial buildings in Dallas, TX	$40,250,000	$14,457,149	$65,365,376	$142,940	$—	$14,457,149	$65,508,316	$79,965,465	$3,235,529	1970; 1978; 1980	May 2023	30 - 35 years
Industrial buildings in Dallas, TX	34,100,000	9,327,855	39,248,353	197,661	—	9,327,855	39,446,014	48,773,869	1,906,016	1975; 1977; 1988	March 2023	35 - 38 years
	$74,350,000	$23,785,004	$104,613,729	$340,601	$—	$23,785,004	$104,954,330	$128,739,334	$5,141,545

At December 31, 2024, the aggregate cost of real estate for federal income tax purposes was $108.8 million.

The changes in total real estate assets and accumulated depreciation are as follows:

	Reconciliation of Real Estate Asset		Reconciliation of Accumulated Depreciation
	Year Ended December 31, 2024		Year Ended December 31, 2024
Balance, beginning of year	$128,725,750	Balance, beginning of year	$2,001,417
Additions during the year:		Additions during the year:
Capital improvements	13,584	Depreciation for the year	3,140,128
Balance, end of year	$128,739,334	Balance, end of the year	$5,141,545

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2024

Description (1)	Number of Loans	Property Type/Location	Contractual Interest Rate (2)	Maximum Maturity Date (3)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount (4)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Mezzanine loans individually > 3% of carrying amount of total loans:
Loan A (5)		Mixed-use/California	15.0%	June 2027	Interest Only	—	$8,044,732	$8,071,777	—
Mezzanine loans individually < 3% of carrying amount of total loans:
Mezzanine loan	1	Industrial/Massachusetts	8.5%	September 2027	Interest Only	—	7,000,000	6,966,233	—
							15,044,732	15,038,010	—
First mortgages individually > 3% of carrying amount of total loans:
Loan B		Office/Georgia	9.3%	July 2027	Interest Only	—	30,562,858	30,586,450	—
Loan C (6)		Land/New Jersey	16.5%	March 2024	Interest Only	—	22,900,000	24,045,000	$22,900,000
Loan D (7)		Office/California	7.8%	January 2025	Interest Only	—	16,000,000	16,008,996	—
Loan E		Mixed-use/North Carolina	12.4%	July 2025	Interest Only	—	21,826,479	21,418,430	—
Loan F (5) (8)		Land/Arizona	17.0%	February 2025	Interest Only	—	33,407,815	33,005,952	—
Loan G		Student housing/Utah	9.3%	March 2024	Interest Only	—	28,000,000	28,910,000	28,000,000
Loan H		Multifamily/Washington	12.1%	March 2027	Interest Only	—	26,894,593	26,907,157	—
Loan I		Multifamily/California	13.9%	October 2025	Interest Only	—	28,393,995	28,614,894	—
							207,985,740	209,496,879	50,900,000
Preferred equity investments individually > 3% of carrying amount of total loans:
Loan J (9)		Office/New York	12.7%	July 2022	Interest Only	—	69,976,792	26,396,345	69,976,792
Loan K (10)(11)		Mixed use/California	19.5%	August 2025	Interest Only	—	18,567,296	18,577,448	—
Preferred equity investments individually < 3% if carrying amount of total loans:
Preferred equity investment (12)	1	Multifamily/New York	12.3%	August 2021	Interest Only	—	5,680,463	5,140,463	5,680,463
							94,224,551	50,114,256	75,657,255
Total loans (13)							$317,255,023	$274,649,145	$126,557,255

___________________________
(1)All of the Company’s loans have a prepayment provision.
(2)For all floating rate loans, contractual interest rate was determined using the applicable benchmark rate as of December 31, 2024.
(3)Maximum maturity date assumes all extension options are exercised.
(4)Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses, and excludes $0.2 million of allowance for credit losses related to unfunded commitments.

(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager. The Company acquired these investments through participation agreements. See “Participation Agreements” in Note 7 in the accompanying notes to the consolidated financial statements.
(6)This loan is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(7)In February 2025, this loan was repaid in full.
(8)In February 2025, the maturity of this loan was extended to March 2025
(9)This loan is currently in maturity default. The Company recorded an allowance of credit losses of $43.6 million on this loan on this loan as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.
(10)The Company sold a portion of its interest in this loan through a participation agreement to an affiliate managed by the Manager (Note 7).
(11)The loan participation from the Company does not qualify for sale accounting under ASC 860 and therefore, the gross amount of this loan remains in the Company's consolidated balance sheets. See “Obligations under Participation Agreement in Note 8 and “Transfers of Participation Interest by the Company” in Note 7 in the accompanying notes to the consolidated financial statements.
(12)This loan is currently in maturity default. The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(13)The aggregate cost for U.S. federal income tax purposes was $336.8 million.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2024

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2024
Balance, beginning of year	$456,472,258
Additions during the period:
New mortgage loans	57,163,870
Deductions during the period:
Collections of principal	(216,137,530)
Amortization of premium	(155,727)
Accrual, payment and accretion of investment-related fees and other, net	(259,594)
Provision for loan losses	(16,804,622)
Loss on repayment of loan	(5,629,510)
Balance, end of year	$274,649,145

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2025

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	March 13, 2025
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Treasurer and Secretary	March 13, 2025
Gregory M. Pinkus	(Principal Financial and Accounting Officer)

/s/ Roger H. Beless	Director	March 13, 2025
Roger H. Beless

/s/ Michael L. Evans	Director	March 13, 2025
Michael L. Evans

/s/ Adrienne M. Everett	Director	March 13, 2025
Adrienne M. Everett

/s/ Spencer E. Goldenberg	Director	March 13, 2025
Spencer E. Goldenberg

/s/ Gaurav Misra	Director	March 13, 2025
Gaurav Misra