Form 10-Q
period 2025-03-31
Terra Property Trust, Inc.
filed 2025-05-09
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2025, the registrant had 24,338,690 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$11,941,464	$8,578,456
Restricted cash	1,490,779	2,937,959
Cash held in escrow by lender	6,744,251	7,448,611
Available-for-sale debt securities	1,108,922	963,178
Loans held for investment, net of allowance for credit losses of $47,678,644 and $45,381,465	192,866,547	233,571,416
Loans held for investment acquired through participation, net of allowance for credit losses of $647,078 and $759,991	32,582,673	41,077,729
Equity interest in unconsolidated investments	108,132,968	106,816,146
Real estate owned, net (Note 5)
Land, building and building improvements, net	122,810,480	123,597,789
Lease intangible assets, net	5,079,610	5,641,030
Interest receivable	6,107,733	5,440,620
Due from related parties	930,576	859,267
Other assets	5,433,535	5,886,858
Total assets	$495,229,538	$542,819,059
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$120,967,200	$120,424,100
Secured financing agreements, net	165,687,688	205,718,782
Obligations under participation agreements (Note 7 )	18,849,311	18,177,106
Interest reserve and other deposits held on investments	1,490,779	2,937,959
Lease intangible liabilities, net (Note 5)	3,498,170	3,902,416
Due to Manager (Note 7)	793,280	1,597,552
Interest payable	1,323,729	1,350,384
Accounts payable and accrued expenses	1,678,630	2,189,486
Unearned income	326,352	127,485
Other liabilities	672,507	667,723
Total liabilities	315,287,646	357,092,993
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both March 31, 2025 and December 31, 2024	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,338,581 and 24,337,952 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	243,386	243,380
Additional paid-in capital	444,485,095	444,478,936
Accumulated deficit	(264,746,858)	(258,810,775)
Accumulated other comprehensive loss	(39,731)	(185,475)
Total equity	179,941,892	185,726,066
Total liabilities and equity	$495,229,538	$542,819,059

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Interest income	$10,205,897	$12,148,735
Real estate operating revenue	2,184,195	2,719,701
Other operating income	66,657	140,909
	12,456,749	15,009,345
Operating expenses
Operating expenses reimbursed to Manager	1,429,953	2,178,164
Asset management fee	1,367,789	1,715,042
Asset servicing fee	329,600	406,525
Provision for credit losses	2,119,736	1,873,111
Real estate operating expenses	975,228	691,006
Depreciation and amortization	1,345,937	2,116,682
Professional fees	518,354	885,569
Directors’ fees	83,750	83,750
Other	202,190	262,911
	8,372,537	10,212,760
Operating income	4,084,212	4,796,585
Other income and expenses
Interest expense on secured financing	(4,548,870)	(7,289,912)
Interest expense on unsecured notes payable	(2,491,537)	(2,440,375)
Interest expense on obligations under participation agreements	(888,904)	(618,495)
Unrealized loss on investments, net	(75)	(22,931)
Income (loss) from equity interest in unconsolidated investments	2,560,110	(473,387)
Realized loss on investments, net	—	(135,459)
	(5,369,276)	(10,980,559)
Net loss	$(1,285,064)	$(6,183,974)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	145,744	(335,782)
	145,744	(335,782)
Comprehensive loss	$(1,139,320)	$(6,519,756)
Per share data
Loss per share — basic and diluted	$(0.05)	$(0.25)
Weighted-average shares — basic and diluted	24,338,162	24,336,157
Distributions declared per common share	$0.19	$0.19

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—	—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	$—	—	$—	24,338,581	$243,386	$444,485,095	$(264,746,858)	$(39,731)	$179,941,892

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	391	4	4,470	—		4,474
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,636)		(4,650,636)
Net loss	—	—	—	—	—	—	(6,183,974)		(6,183,974)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$—	—	$—	—	$—	$—	—	(335,782)	(335,782)
Balance at March 31, 2024	$—	—	$—	24,336,424	$243,364	$444,462,676	$(213,882,368)	$(335,782)	$230,487,890

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,285,064)	$(6,183,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,345,937	2,116,682
Provision for credit losses	2,119,736	1,873,111
Amortization of net purchase premiums on loans	6,913	78,132
Straight-line rent adjustments	(34,409)	(58,436)
Amortization of deferred financing costs	527,134	978,280
Amortization of discount on unsecured notes payable	492,612	445,205
Amortization of above- and below-market rent intangibles	(404,245)	(824,843)
Amortization and accretion of investment-related fees, net	(562,336)	(475,630)
Realized loss on investments, net	—	135,459
Unrealized loss on investments, net	75	22,931
Distributions received from equity interest in unconsolidated investments	1,267,522	648,911
(Income) loss from equity interest in unconsolidated investments	(2,560,110)	473,387
Changes in operating assets and liabilities:
Interest receivable	(667,113)	(1,476,810)
Due from related parties	(71,309)	(437,085)
Other assets	321,481	999,329
Due to Manager	634,068	(1,646,207)
Unearned income	198,867	141,237
Interest payable	(26,655)	(167,149)
Accounts payable and accrued expenses	(510,856)	(751,637)
Other liabilities	69,313	(77,673)
Net cash provided by (used in) operating activities	861,561	(4,186,780)
Cash flows from investing activities:
Proceeds from repayments of loans	53,958,313	46,981,320
Origination, purchase and funding of loans	(7,883,421)	(7,173,474)
Capital contributions to and purchase of equity interests in unconsolidated investments	(263,387)	(6,476,877)
Distributions in excess of income	239,154	—
Repayments of promissory note receivable	168,966	—
Funding for promissory note receivable	—	(1,225,656)
Proceeds from sale of marketable securities	—	1,292,897
Net cash provided by investing activities	46,219,625	33,398,210

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Principal repayments on secured financing	(43,700,349)	(84,780,619)
Proceeds from secured financing	3,254,091	53,019,501
Proceeds from obligations under participation agreements	668,574	15,000,000
Distributions paid	(4,644,854)	(4,646,162)
Payment of financing costs	—	(929,335)
Change in interest reserve and other deposits held on investments	(1,447,180)	142,378
Net cash used in financing activities	(45,869,718)	(22,194,237)
Net increase in cash, cash equivalents and restricted cash	1,211,468	7,017,193
Cash, cash equivalents and restricted cash at beginning of period	18,965,026	19,536,777
Cash, cash equivalents and restricted cash at end of period (Note 2)	$20,176,494	$26,553,970

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,936,220	$9,091,697

Supplemental non-cash information:
Reinvestment of shareholder distributions	$6,165	$4,474

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

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

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2025, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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

Allowance for Credit Losses

The Company follows the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses to estimate potential credit losses related to its loans. ASC 326 mandates the use of a current expected credit loss (“CECL”) methodology for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” methodology previously required under U.S. GAAP. The CECL methodology requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology. As permitted by ASC 326, the Company elected not to measure an

Notes to Unaudited Consolidated Financial Statements

allowance for credit losses on accrued interest receivable (which is presented separately on the consolidated balance sheets), but rather write off in a timely manner by reversing interest income that would likely be uncollectible.
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

Notes to Unaudited Consolidated Financial Statements

separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
Loans Not Secured by Real Estate
As of both March 31, 2025 and December 31, 2024, the Company had one loan that was not secured by real estate. This loan, which is included in other assets on the consolidated balance sheets, is recorded at amortized cost. The Company performs a separate analysis based on recoverability to determine the allowance for credit losses on this loan. As of March 31, 2025 and December 31, 2024, the Company did not record any allowance for credit losses on this loan because the Company believes that it will be able to collect all outstanding interest and principal on or before the loan’s maturity date.
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

Equity Securities Without Readily Determinable Fair Value

The Company accounts for its equity securities without readily determinable fair value at cost, which is included in other assets on the consolidated balance sheets. The Company has elected the measurement alternative and therefore will evaluate whether the security continues to qualify for the alternative at each reporting period. The Company evaluates its equity security without readily determinable fair value on a periodic basis to determine if there is an observable price change in an orderly transaction for similar investments or if there are any indicators that the value of its equity security may be impaired. The Company will make fair value adjustments, if any, or reductions for any impairment to derive the carrying value of the investment.

Available-For-Sale Debt Securities
From time to time, the Company may invest in debt securities. These securities are classified as available-for-sale debt securities and are carried at fair value. Changes in the fair value of the available-for-sale debt securities are reported in other comprehensive income or loss until a gain or loss on the securities is realized.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	March 31,
	2025	2024
Cash and cash equivalents	$11,941,464	$17,914,875
Restricted cash	1,490,779	4,097,364
Cash held in escrow by lender	6,744,251	4,541,731
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$20,176,494	$26,553,970

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

Deferred Financing Costs

    Deferred financing costs represent fees and expenses incurred in connection with obtaining financing for investments. These costs are presented on the consolidated balance sheets as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense on the applicable borrowings in the consolidated statements of operations over the life of the borrowings.

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of March 31, 2025, the Company had satisfied all the requirements for a REIT.

Notes to Unaudited Consolidated Financial Statements

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2021-2024 federal tax returns remain subject to examination by the Internal Revenue Service.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company's financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.

Notes to Unaudited Consolidated Financial Statements

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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2025 and December 31, 2024, accrued interest receivable of $6.1 million and $5.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	8	10	2	11	13
Principal balance	$12,823,878	$258,356,255	$271,180,133	$12,680,463	$304,574,560	$317,255,023
Carrying value	$12,132,565	$213,316,655	$225,449,220	$12,106,695	$262,542,450	$274,649,145
Fair value	$11,786,330	$214,841,092	$226,627,422	$11,740,671	$264,796,547	$276,537,218
Weighted-average coupon rate (4)	8.50%	14.06%	13.86%	8.50%	13.18%	13.04%
Weighted-average remaining term (years) (5)	2.44	0.74	0.82	2.68	0.84	0.91
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.33% and Term SOFR of 4.32% as of March 31, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of March 31, 2025 and December 31, 2024, amount included $169.1 million and $208.0 million of senior mortgages used as collateral for $82.8 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of March 31, 2025 and December 31, 2024, 7 and 10 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2025 and December 31, 2024, exclusive of any extension available.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$233,571,416	$41,077,729	$274,649,145
Principal repayments received	(44,000,000)	(9,958,313)	(53,958,313)
Origination, purchase and funding of loans	6,467,740	1,415,681	7,883,421
Net amortization of premiums on loans	(6,913)	—	(6,913)
Accrual, payment and accretion of investment-related fees and other, net	(868,516)	(65,337)	(933,853)
(Provision for) reversal of provision for credit losses	(2,297,180)	112,913	(2,184,267)
Balance, March 31, 2025	$192,866,547	$32,582,673	$225,449,220

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(46,981,320)	—	(46,981,320)
Origination, purchase and funding of loans	7,173,474	—	7,173,474
Net amortization of premiums on loans	(78,132)	—	(78,132)
Accrual, payment and accretion of investment-related fees and other, net	448,541	(7,788)	440,753
Provision for credit losses	(1,306,358)	(461,412)	(1,767,770)
Balance, March 31, 2024	$377,169,978	$38,089,285	$415,259,263

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$169,122,522	$170,022,605	75.4%	$207,985,740	$209,496,879	76.3%
Preferred equity investments	95,057,611	48,447,927	21.5%	94,224,551	50,114,256	18.2%
Mezzanine loans	7,000,000	6,978,688	3.1%	15,044,732	15,038,010	5.5%
Total	$271,180,133	$225,449,220	100.0%	$317,255,023	$274,649,145	100.0%

Notes to Unaudited Consolidated Financial Statements

	March 31, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Multifamily	$66,461,136	$66,128,294	29.3%	$60,969,051	$60,662,514	22.1%
Infill land	55,816,006	56,634,067	25.1%	56,307,815	57,050,952	20.8%
Office	100,819,571	54,785,090	24.3%	116,539,650	72,991,791	26.6%
Mixed-use	41,083,420	40,923,081	18.2%	48,438,507	48,067,655	17.5%
Industrial	7,000,000	6,978,688	3.1%	7,000,000	6,966,233	2.5%
Student housing	—	—	—%	28,000,000	28,910,000	10.5%
Total	$271,180,133	$225,449,220	100.0%	$317,255,023	$274,649,145	100.0%

	March 31, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$48,255,341	$48,673,189	21.5%	$71,006,023	$71,273,115	26.0%
Arizona	32,909,916	32,582,673	14.5%	33,407,815	33,005,952	12.0%
Washington	31,638,858	31,744,601	14.1%	26,894,593	26,907,157	9.8%
Georgia	30,842,779	30,934,415	13.7%	30,562,858	30,586,450	11.1%
New York	75,800,670	29,004,553	12.9%	75,657,255	31,536,808	11.5%
New Jersey	22,906,090	24,051,394	10.7%	22,900,000	24,045,000	8.8%
North Carolina	21,826,479	21,479,707	9.5%	21,826,479	21,418,430	7.8%
Massachusetts	7,000,000	6,978,688	3.1%	7,000,000	6,966,233	2.5%
Utah	—	—	—%	28,000,000	28,910,000	10.5%
Total	$271,180,133	$225,449,220	100.0%	$317,255,023	$274,649,145	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $11.2 million and $18.7 million as of March 31, 2025 and December 31, 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of March 31, 2025 and December 31, 2024, the Company had four and four non-performing loans with total amortized cost of $119.3 million and $128.6 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $46.8 million and $44.1 million as of March 31, 2025 and December 31, 2024, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Three Months Ended March 31, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	2,675,670	(491,403)	(64,531)	2,119,736
Allowance for credit losses, end of period	$46,796,117	$1,529,605	$85,493	$48,411,215

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,775	$2,333,250	$326,907	$57,302,932
Provision for credit losses	1,065,480	702,290	105,341	1,873,111
Allowance for credit losses, end of period	$55,708,255	$3,035,540	$432,248	$59,176,043

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three months ended March 31, 2025 and 2024, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three months ended March 31, 2025 and 2024, the Company suspended interest income accrual of $3.4 million and $5.8 million on two and four loans, respectively, because recovery of such income was not probable. As of both March 31, 2025 and December 31, 2024, there was no interest receivable recognized on these loans.
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

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	March 31, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.6%	—	—	—	—	—	7,000,000
3	3	84,961,368	31.0%	—	31,067,779	31,960,215	—	21,933,374	—
4	2	62,518,135	22.8%	—	—	—	33,229,751	—	29,288,384
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	4	119,295,439	43.6%	—	—	—	43,494,769	—	75,800,670
	10	273,774,942	100.0%	$—	$31,067,779	$31,960,215	$76,724,520	$21,933,374	$112,089,054
Allowance for credit losses		(48,325,722)
Total carrying value, net		$225,449,220
_______________
(1)Amount includes two loans that are in maturity default with total amortized costs of $43.5 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these two loans.

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.2%	—	—	—	—	—	7,000,000
3	5	104,009,643	32.4%	30,812,857	27,121,997	—	30,035,052	—	16,039,737
4	3	81,168,702	25.3%	—	—	52,494,051	—	28,674,651	—
5	—	—	—%	—	—	—	—	—	—
Non-performing	4	128,612,255	40.1%	—	—	24,045,000	28,910,000	—	75,657,255
	13	320,790,600	100.0%	$30,812,857	$27,121,997	$76,539,051	$58,945,052	$28,674,651	$98,696,992
Allowance for credit losses		(46,141,455)
Total carrying value, net		$274,649,145

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

The following tables present a summary of information regarding the Company’ equity interest in RESOF:

	March 31, 2025			December 31, 2024
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$49,110,580	$11,333,135	14.9%	$48,171,168	$10,065,613

	Three Months Ended March 31,
	2025	2024
Income from equity interest in RESOF	$2,206,934	$998,339
Distributions received from RESOF	$1,267,522	$648,911

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2025	December 31, 2024
Investments at fair value (cost of $481,517,550 and $465,401,329, respectively)	$486,021,301	$468,862,953
Other assets	18,328,625	34,769,227
Total assets	504,349,926	503,632,180
Secured financing agreements, net of financing costs	124,395,845	100,033,166
Obligations under participation agreement (proceeds of $43,347,388 and $51,754,396, respectively)	43,782,466	73,672,431
Other liabilities	15,494,620	14,114,335
Total liabilities	183,672,931	187,819,932
Partners’ capital	$320,676,995	$315,812,248

	Three Months Ended March 31,
	2025	2024
Total investment income	$19,150,780	$10,833,147
Total expenses	6,820,394	4,182,329
Net investment income	12,330,386	6,650,818
Net change in unrealized appreciation (depreciation) on investments	1,038,111	(527,912)
Net increase in partners’ capital resulting from operations	$13,368,497	$6,122,906

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

The following tables present a summary of the Company’s equity interest in the joint ventures:

		March 31, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$5,433,333	27.2%	$5,761,522
TCG Corinthian FL Portfolio JV LLV	Third party/Affiliate	30.6%	5,434,194	30.6%	5,694,696
610 Walnut Investors LLC	Third party	33.6%	2,267,650	33.6%	2,672,379
MASPEN MS I LLC (1)	Affiliates	2.4%	64,039	2.4%	62,878
Axar Special Opportunity Fund VI-B LLC (2)	N/A	99.0%	21,788,144	100.0%	20,957,270
XS Acquisition Holdco LLC (3)	Third parties	46.0%	7,534,382	46.0%	7,599,187
			$42,521,742		$42,747,932
_______________
(1)In May 2024, the Company contributed $50,000 to this entity for the purpose of investing in opportunistic equity and debt securities. This entity is jointly owned with two related parties managed by the Manager.
(2)In June 2024, the Company made a $20.0 million capital commitment to an entity that has indirectly invested, together with other non-affiliated entities, in a non-real estate operating company. Through November 2024, $10.0 million of the

Notes to Unaudited Consolidated Financial Statements

commitment was funded. In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to the entity in exchange for the satisfaction of the remaining funding commitment to this entity (Note 8). The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.
(3)In September 2024, the Company purchased preferred and common units in an entity that invests in a non-real estate operating company. The preferred units carry interest at an annual rate of 15%, of which 10% is paid in cash and 5% is accrued. The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting.

	Three Months Ended March 31,
	2025	2024
Loss from equity interest in the joint ventures	$(250,393)	$(1,471,726)
Distributions received from the joint ventures	$239,154	$—

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	March 31, 2025	December 31, 2024
Net investments in real estate	$194,923,267	$196,206,089
Other assets	100,822,320	100,379,328
Total assets	295,745,587	296,585,417
Secured financing agreements	211,820,808	210,398,952
Other liabilities	8,441,714	8,948,512
Total liabilities	220,262,522	219,347,464
Members’ capital	$75,483,065	$77,237,953

	Three Months Ended March 31,
	2025	2024
Revenues	$6,187,151	$4,462,871
Operating expenses	(3,172,006)	(2,472,969)
Depreciation and amortization expense	(1,961,529)	(1,955,076)
Interest expense	(4,271,689)	(3,362,558)
Unrealized gain (loss)	780,091	(852,253)
Net loss	$(2,437,982)	$(4,179,985)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of March 31, 2025 and December 31, 2024, the Company's investment had a carrying value of $16.5 million and $15.9 million, respectively. For the three months ended March 31, 2025, the Company recorded $0.6 million in equity income from TCC Boundary Partners LLC and did not receive any distributions. There was no such equity income recorded or distributions received during the three months ended March 31, 2024.

Note 5. Real Estate Owned, Net

Real Estate Activities

2024 — In January 2024, a lease for a space in one of the industrial properties was terminated and the Company received a termination fee of $0.03 million. In connection with the lease termination, the Company wrote off the related unamortized in-

Notes to Unaudited Consolidated Financial Statements

place lease of $0.3 million and unamortized below-market rent of $0.1 million. Subsequent to the lease termination, the Company entered into a new lease with another tenant for the same space.

Real Estate Owned, Net

    Real estate owned is comprised of eight industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components of real estate owned, net as of:

	March 31, 2025			December 31, 2024
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$23,785,004	$—	$23,785,004	$23,785,004	$—	$23,785,004
Building and building improvements	104,924,745	(5,927,457)	98,997,288	104,924,745	(5,140,431)	99,784,314
Tenant improvements	29,585	(1,397)	28,188	29,585	(1,114)	28,471
Total real estate	128,739,334	(5,928,854)	122,810,480	128,739,334	(5,141,545)	123,597,789
Lease intangible assets:
In-place lease	12,060,731	(6,981,121)	5,079,610	12,060,731	(6,419,701)	5,641,030
Total intangible assets	12,060,731	(6,981,121)	5,079,610	12,060,731	(6,419,701)	5,641,030
Lease intangible liabilities:
Below-market rent	(8,649,073)	5,150,903	(3,498,170)	(8,649,073)	4,746,657	(3,902,416)
Total intangible liabilities	(8,649,073)	5,150,903	(3,498,170)	(8,649,073)	4,746,657	(3,902,416)
Total real estate	$132,150,992	$(7,759,072)	$124,391,920	$132,150,992	$(6,814,589)	$125,336,403

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Real estate operating revenues:
Lease revenue	$1,659,881	$2,104,222
Other operating income	524,314	615,479
Total	$2,184,195	$2,719,701
Real estate operating expenses:
Utilities	$27,444	$11,720
Real estate taxes	298,742	390,810
Repairs and maintenances	280,961	26,972
Management fees	63,873	62,254
Other operating expenses	304,208	199,250
Total	$975,228	$691,006

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Net amortization of above- and below-market rent intangibles (1)	$(404,245)	$(824,843)
Amortization of in-place lease intangibles (2)	$561,420	$1,334,785
_______________

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2025 and December 31, 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

Financial Instruments Carried at Fair Value on a Recurring Basis

From time to time, the Company may invest in debt securities. These securities are classified as available-for-sale debt securities and are carried at fair value. Changes in the fair value of the available-for-sale debt securities are reported in other comprehensive income or loss until a gain or loss on the securities is realized. In 2024, the Company owned certain trading equity securities that were carried at fair value. Changes in the fair value of the trading equity securities were reported in earnings. The trading equity securities were sold by April 2024. Additionally, the Company may invest in short-term money market funds. These funds are included in cash and cash equivalents on the consolidated balance sheet due to their short-term nature and can be easily converted to cash.

As discussed in Note 8, in March 2023, the Company entered into a loan agreement with a lender to provide financing for the acquisition of real estate properties (Note 5). In connection with the financing, the Company purchased an interest rate cap for $258,500 to effectively cap the related index rate at 5.0%. The interest rate cap met all the criteria of a derivative under ASC

Notes to Unaudited Consolidated Financial Statements

815, but it did not meet the criteria under ASC 815-20-25 to qualify for hedging accounting. As such, the interest rate cap is reported at fair value and is included in other assets on the consolidated balance sheets, and the change in the fair value of the interest rate cap is reported in Unrealized gain (loss) on investments, net on the consolidated statements of operations.

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	March 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,385,577	$—	$—	$2,385,577
Available-for-sale debt securities	1,108,922	—	—	1,108,922
Derivative - interest rate cap (2)	—	—	—	—
Total	$3,494,499	$—	$—	$3,494,499

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,360,936	$—	$—	$2,360,936
Available-for-sale debt securities	963,178	—	—	963,178
Derivative - interest rate cap (2)	—	75	—	75
Total	$3,324,114	$75	$—	$3,324,189
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets. The interest rate cap matures in May 2025.

The following table presents the activities of the securities and derivatives:

	Three Months Ended March 31,
	2025		2024
	Available-For-Sale Debt Securities	Derivatives	Available-For-Sale Debt Securities	Trading Equity Securities	Derivatives
Beginning balance	$963,178	$75	$1,148,653	$3,813,226	$83,807
Proceeds from sale	—	—		(1,292,897)	—
Reclassification of net realized loss on investments into earnings	—	—		(135,459)	—
Unrealized gain (loss) on investments	145,744	(75)	(335,781)	(23,052)	121
Ending balance	$1,108,922	$—	$812,872	$2,361,818	$83,928

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2025			December 31, 2024
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$238,270,217	$192,866,547	$193,382,455	$275,802,476	$233,571,416	$234,665,528
Loans held for investment acquired through participation	3	32,909,916	32,582,673	33,244,967	41,452,547	41,077,729	41,871,690
Total loans		271,180,133	225,449,220	226,627,422	317,255,023	274,649,145	276,537,218
Equity securities without readily determinable fair value (1)	3	2,000,000	2,002,353	2,000,000	2,000,000	2,002,353	2,000,000
Total assets		$273,180,133	$227,451,573	$228,627,422	$319,255,023	$276,651,498	$278,537,218
Liabilities:
Unsecured notes payable	1	$123,500,000	$120,967,200	$97,655,500	$123,500,000	$120,424,100	$88,764,850
Secured financing agreements	3	167,147,684	165,687,688	166,153,474	207,593,942	205,718,782	206,731,436
Obligations under participation agreements	3	18,668,574	18,849,311	18,849,311	18,000,000	18,177,106	18,254,853
Total liabilities		$309,316,258	$305,504,199	$282,658,285	$349,093,942	$344,319,988	$313,751,139
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2025 and 2024 due to their short-term nature.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in available-for-sale debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

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

Notes to Unaudited Consolidated Financial Statements

The fair values of the Company’s secured financing agreements, which includes mortgage loan payable, secured borrowing, term loan payable and revolving line of credit are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2025	Primary Valuation Technique	Unobservable Inputs	March 31, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$193,382,455	Discounted cash flow	Discount rate	6.75%	19.33%	10.12%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	33,244,967	Discounted cash flow	Discount rate	17.02%	17.02%	17.02%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$228,627,422
Liabilities:
Secured financing agreements	$166,153,474	Discounted cash flow	Discount rate	6.86%	11.28%	12.96%
Obligation under participation agreement	18,849,311	Discounted cash flow	Discount rate	19.33%	19.33%	19.33%
Total Level 3 Liabilities	$185,002,785

	Fair Value at December 31, 2024	Primary Valuation Technique	Unobservable Inputs	December 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$234,665,528	Discounted cash flow	Discount rate	6.75%	16.48%	9.63%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	41,871,690	Discounted cash flow	Discount rate	15.07%	17.03%	16.65%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$278,537,218
Liabilities:
Secured financing agreements	$206,731,436	Discounted cash flow	Discount rate	6.33%	11.28%	12.17%
Obligation under participation agreement	18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Total Level 3 Liabilities	$224,986,289
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Origination and extension fee expense (1)	$698,879	$262,772
Asset management fee	1,367,789	1,715,042
Asset servicing fee	329,600	406,525
Operating expenses reimbursed to Manager	1,429,953	2,178,164
Disposition fee (2)	320,000	340,000
Total	$4,146,221	$4,902,503

Notes to Unaudited Consolidated Financial Statements

_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan on the consolidated statements of operations.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Origination and Extension Fee Expense

Pursuant to the Management Agreement, the Manager or its affiliates receives an origination fee in the amount of 1.0% of the amount used to originate, fund, acquire or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan held by the Company is extended, the Manager also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid to the Company by the borrower in connection with such extension.

Asset Management Fee

Under the terms of the Management Agreement, the Manager or its affiliates provides the Company with certain investment management services in return for a management fee. The Company pays a monthly asset management fee at an annual rate of 1.0% of the aggregate funds under management, which includes the loan origination price or aggregate gross acquisition price, as defined in the Management Agreement, for each investment and cash held by the Company.

Asset Servicing Fee

The Manager or its affiliates receives from the Company a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price, as defined in the Management Agreement, for each investment held by the Company.

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2025 and December 31, 2024, the Company had not received any breakup fees.

Operating Expenses

The Company reimburses the Manager for operating expenses incurred in connection with services provided to the operations of the Company, including the Company’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Disposition Fee

Pursuant to the Management Agreement, the Manager or its affiliates receive a disposition fee in the amount of 1.0% of the gross sale price received by the Company from the disposition of an investment, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

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

Notes to Unaudited Consolidated Financial Statements

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

Management Agreement Amendment

As discussed herein, the Company may make real estate and non-real estate related investments of any type that align with its investment objectives and criteria. Accordingly, on May 8, 2025, the Company and the Manager entered into an amendment to the Management Agreement, effective as of January 1, 2025 (the “Amendment”), in order to clarify that the origination, asset management, asset servicing, disposition and breakup fees that the Company pays to the Manager pursuant to the Management Agreement are payable with respect to all real estate and non-real estate investments of any type that the Company originates or acquires. Unless otherwise specifically noted, all references herein to the “Management Agreement” refer to the Management Agreement as modified by the Amendment.

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the three months ended March 31, 2025 and 2024, the Company provided funding under the promissory note receivable of none and $1.2 million, respectively. In July 2024, the promissory note receivable was repaid in full, and has a balance of zero as of both March 31, 2025 and December 31, 2024.

Due from Related Parties

As of March 31, 2025 and December 31, 2024, amount due from related parties was $0.9 million and $0.9 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Notes to Unaudited Consolidated Financial Statements

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of March 31, 2025 and December 31, 2024, amount outstanding under this promissory note payable was $43.6 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid

For the three months ended March 31, 2025 and 2024, the Company made distributions to investors totaling $4.7 million and $4.7 million, respectively, all of which were returns of capital (Note 10).

Due to Manager

    As of March 31, 2025 and December 31, 2024, approximately $0.8 million and $1.6 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

Notes to Unaudited Consolidated Financial Statements

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	March 31, 2025
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$32,909,916	$32,582,673
		$32,909,916	$32,582,673

	December 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Mesa AZ Industrial Owner, LLC (1)	38.27%	$33,407,815	$33,005,953
UNJ Sole Member, LLC (1)(2)	40.80%	8,044,732	8,071,776
		$41,452,547	$41,077,729
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)This loan was repaid in January 2025.

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of:

			March 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$19,256,941	$19,443,374	96.9%	$18,668,574	$18,849,311

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Asano Bankers Hill, LLC (1)	$18,567,296	$18,577,448	96.9%	$18,000,000	$18,177,106
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

Notes to Unaudited Consolidated Financial Statements

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	March 31, 2025	December 31, 2024
6.00% Senior Notes Due 2026	6.00%	7.00%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(760,073)	(902,312)
Unamortized purchase discount (2)				(1,502,944)	(1,853,316)
Unamortized deferred financing costs				(269,783)	(320,272)
Unsecured notes payable, net				$120,967,200	$120,424,100
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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of March 31, 2025, the Company was in compliance with such covenants.

Notes to Unaudited Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	March 31, 2025						December 31, 2024
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	February 2027	February 2027	8.97%	$52,414,122	$32,027,813	$32,027,813	$48,188,441
UBS AG facility (2)(4)	November 2024	(5)	(4)	—	—	—	—
Total				52,414,122	32,027,813	32,027,813	48,188,441
Non-Recourse Financing:
Promissory notes payable (2)(6)	September 2025 - March 2026	March 2026 - March 2027	9.36%	55,795,995	N/A	24,948,481	40,694,390
Property mortgages - fixed rate	June 2028	June 2028	6.25%	77,807,437	N/A	40,250,000	40,250,000
Property mortgages - variable rate (7)	April 2027	April 2028	7.82%	46,584,483	N/A	34,100,000	34,100,000
Total				180,187,915		99,298,481	115,044,390
Other Secured Financing:
Revolving line of credit (2)(8)	June 2025	June 2025	7.67%	32,582,673	12,571,390	12,571,390	16,361,111
Term loan (9)	December 2027	December 2028	(9)	49,110,580	10,000,000	10,000,000	10,000,000
Secured borrowing	November 2026	November 2026	9.85%	29,229,815	13,250,000	13,250,000	18,000,000
Total				110,923,068	35,821,390	35,821,390	44,361,111
				$343,525,105	$67,849,203	167,147,684	207,593,942
Unamortized deferred financing costs and other						(1,459,996)	(1,875,160)
Secured financing agreements, net						$165,687,688	$205,718,782
_______________
(1)Amount is calculated using the applicable index rate as of March 31, 2025.
(2)These facilities were used to finance the Company’s senior loan investments.
(3)Interest rate is based on Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 4.25% to 5.25%.
(4)Interest rate is based on Term SOFR plus a spread of 1.97%. In February 2024, the outstanding balance was repaid. In March 2024, the Company amended the side letter to the UBS AG facility agreement to reduce the maximum amount available under this facility to zero. In connection with this amendment, UBS AG waived the payment of any fees and the meeting of any representations, warranties or covenants for the period commencing on December 31, 2023 until such time as there are amounts outstanding under the UBS AG facility agreement.
(5)The maturity of this facility can be extended annually on mutually agreeable terms.
(6)Interest rate is based on Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%.
(7)Interest rate is based on Term SOFR plus a spread of 3.5% with a Term SOFR floor of 3.75%.
(8)Interest rate is based on Term SOFR + 3.5% with a combined floor of 7.0%.
(9)In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an entity in which the Company has an equity investment in exchange for the satisfaction of the remaining funding commitment of the Company to that entity (Note 4). This loan is interest-free until June 30, 2025, after that interest is charged at a fixed rate of 9.0% per annum. The term loan payable is collateralized by the Company’s equity interest in RESOF and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in RESOF is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

Notes to Unaudited Consolidated Financial Statements

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended March 31,
	2025	2024
Amortization of deferred financing costs and others	$526,414	$946,148

Proceeds from secured financing	$3,254,091	$53,019,501
Repayments of secured financing	$(43,700,349)	$(84,780,619)

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of March 31, 2025, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2025 are as follows:

Years Ending December 31,	Total
2025 (April 1 through December 31)	$15,821,390
2026	158,448,481
2027	76,127,813
2028	40,250,000
2029	—
290,647,684
Unamortized deferred financing costs and other	(3,992,796)
Total	$286,654,888

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of March 31, 2025 and December 31, 2024, obligations under participation agreements were $18.8 million and $18.2 million, respectively. (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 19.33% and 19.53%, respectively.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $11.2 million and $18.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company expects to maintain sufficient cash on

Notes to Unaudited Consolidated Financial Statements

hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of March 31, 2025 and December 31, 2024, the unfunded investment commitment was $11.3 million and $10.1 million, respectively.
Other
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
Additionally, from time to time, the Company and individuals employed by the Company and the Company’s Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with borrowers and investees. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that such proceedings will have a material effect upon the financial condition or results of operations.
See Note 7 for a discussion of the Company’s commitments to the Manager.
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,285,064)	$(6,183,974)
Weighted-average shares outstanding - basic and diluted	24,338,162	24,336,157
Loss per share - basic and diluted	$(0.05)	$(0.25)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2025 and December 31, 2024, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of March 31, 2025, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For the three months ended March 31, 2025 and 2024, the Company made distributions to investors totaling $4.7 million and $4.7 million respectively, all of which all were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the three months ended March 31, 2025 and 2024, the Company issued 629 and 391 shares of Class B Common Stock for a total of $6,165 and $4,474 pursuant to the Plan, respectively.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (our “Manager”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“RESOF”); Mavik Real Estate Special Opportunities VS2, LP (“VS2”); or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024. Other factors that could cause actual results to differ materially include:

•changes in the economy;
•tariffs imposed by the current presidential administration and the threat of such tariffs;
•the availability of financing on acceptable terms or at all;
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

    As of March 31, 2025, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of 10 loans in eight states with an aggregate net principal balance of $252.5 million, a weighted average coupon rate of 13.3% and a weighted average remaining term to maturity of 0.8 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of March 31, 2025, our portfolio included underlying properties located in 10 markets, across eight states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC (“Terra LLC”), our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as our wholly owned subsidiary. Pursuant to the terms of the transactions described in the Merger Agreement, approximately 4,847,910 shares of our Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

As of March 31, 2025, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of our net loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	8	10	1	10
Principal balance	$12,823,878	$258,356,255	$271,180,133	$18,668,574	$252,511,559
Carrying value	12,132,565	213,316,655	225,449,220	18,849,311	206,599,909
Fair value	11,786,330	214,841,092	226,627,422	18,849,311	207,778,111
Weighted average coupon rate (4)	8.50%	14.06%	13.86%	19.33%	13.28%
Weighted-average remaining term (years) (5)	2.44	0.74	0.82	—	0.82

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	11	13	1	13
Principal balance	$12,680,463	$304,574,560	$317,255,023	$18,000,000	$299,255,023
Carrying value	12,106,695	262,542,450	274,649,145	18,177,107	256,472,038
Fair value	11,740,671	264,796,547	276,537,218	18,254,853	258,282,365
Weighted average coupon rate (4)	8.50%	13.18%	13.04%	19.53%	12.52%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	0.10	0.99
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.33% and Term SOFR of 4.32% as of March 31, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of March 31, 2025 and December 31, 2024, amount included $169.1 million and $208.0 million of senior mortgages used as collateral for $82.8 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of March 31, 2025 and December 31, 2024, 7 and 10 loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2025 and December 31, 2024, exclusive of any extension available.

Real Estate Ownership

In addition to our net loan portfolio, we own eight industrial buildings. As of March 31, 2025 and December 31, 2024, the real estate and related lease intangible assets and liabilities had a net carrying value of $124.4 million and $125.3 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $74.4 million and $74.4 million, respectively.

Equity Interest in Unconsolidated Investments

As of both March 31, 2025 and December 31, 2024, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of March 31, 2025 and December 31, 2024, these equity interests had total carrying value of $108.1 million and $106.8 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Stock Common Stock as of March 31, 2025 and December 31, 2024 was $7.39 and $7.63, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended March 31, 2025 and 2024, we invested $29.0 million and $11.4 million in new and add-on investments and had $23.7 million and $27.5 million of repayments, resulting in net repayments of $5.3 million and $16.1 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	March 31, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$169,122,522	$170,022,605	82.3%	$207,985,740	$209,496,879	81.6%
Preferred equity investments	76,389,037	29,598,616	14.3%	76,224,551	31,937,149	12.5%
Mezzanine loans	7,000,000	6,978,687	3.4%	15,044,732	15,038,010	5.9%
Total	$252,511,559	$206,599,908	100.0%	$299,255,023	$256,472,038	100.0%

	March 31, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Multifamily	$66,461,136	$66,128,293	32.0%	$60,969,051	$60,662,514	23.7%
Infill land	55,816,006	56,634,067	27.4%	56,307,815	57,050,952	22.2%
Office	100,819,571	54,785,090	26.5%	116,539,650	72,991,791	28.4%
Mixed-use	22,414,846	22,073,770	10.7%	30,438,507	29,890,548	11.7%
Industrial	7,000,000	6,978,688	3.4%	7,000,000	6,966,233	2.7%
Student housing	—	—	—%	28,000,000	28,910,000	11.3%
Total	$252,511,559	$206,599,908	100.0%	$299,255,023	$256,472,038	100.0%

	March 31, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Arizona	$32,909,916	$32,582,673	15.8%	$33,407,815	$33,005,952	12.9%
Washington	31,638,858	31,744,601	15.4%	26,894,593	26,907,157	10.5%
Georgia	30,842,779	30,934,415	15.0%	30,562,858	30,586,450	11.9%
California	29,586,767	29,823,877	14.4%	53,006,023	53,096,008	20.6%
New York	75,800,670	29,004,553	14.0%	75,657,255	31,536,808	12.3%
New Jersey	22,906,090	24,051,394	11.6%	22,900,000	24,045,000	9.4%
North Carolina	21,826,479	21,479,707	10.4%	21,826,479	21,418,430	8.4%
Massachusetts	7,000,000	6,978,688	3.4%	7,000,000	6,966,233	2.7%
Utah	—	—	—%	28,000,000	28,910,000	11.3%
Total	$252,511,559	$206,599,908	100.0%	$299,255,023	$256,472,038	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Interest income	$10,205,897	$12,148,735	$(1,942,838)
Real estate operating revenue	2,184,195	2,719,701	(535,506)
Other operating income	66,657	140,909	(74,252)
	12,456,749	15,009,345	(2,552,596)
Operating expenses
Operating expenses reimbursed to Manager	1,429,953	2,178,164	(748,211)
Asset management fee	1,367,789	1,715,042	(347,253)
Asset servicing fee	329,600	406,525	(76,925)
Provision for credit losses	2,119,736	1,873,111	246,625
Real estate operating expenses	975,228	691,006	284,222
Depreciation and amortization	1,345,937	2,116,682	(770,745)
Professional fees	518,354	885,569	(367,215)
Directors’ fees	83,750	83,750	—
Other	202,190	262,911	(60,721)
	8,372,537	10,212,760	(1,840,223)
Operating income	4,084,212	4,796,585	(712,373)
Other income and expenses
Interest expense on secured financing	(4,548,870)	(7,289,912)	2,741,042
Interest expense on unsecured notes payable	(2,491,537)	(2,440,375)	(51,162)
Interest expense on obligations under participation agreements	(888,904)	(618,495)	(270,409)
Unrealized loss on investments, net	(75)	(22,931)	22,856
Income (loss) from equity interest in unconsolidated investments	2,560,110	(473,387)	3,033,497
Realized loss on investments, net	—	(135,459)	135,459
	(5,369,276)	(10,980,559)	5,611,283
Net loss	$(1,285,064)	$(6,183,974)	$4,898,910
Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility, secured borrowing and repurchase agreements payable.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$301,186,692	13.0%	$486,104,899	13.1%
Obligations under participation agreements	(18,349,524)	19.3%	(12,032,967)	20.3%
Secured borrowing	(16,363,889)	9.9%	—	—%
Promissory notes payable	(23,753,749)	9.4%	(65,985,924)	10.9%
Repurchase agreements payable	(39,389,877)	9.0%	(80,820,899)	8.6%
Revolving line of credit payable	(14,789,174)	7.7%	(46,881,127)	8.7%
Net loans (3)	$188,540,479	14.4%	$280,383,982	15.3%
Senior loans
Gross loans	$215,794,304	13.2%	$378,176,428	12.8%
Obligations under participation agreements	—	—%	—	—%
Secured borrowing	(16,363,889)	9.9%	—	—%
Promissory notes payable	(23,753,749)	9.4%	(65,985,924)	10.9%
Repurchase agreements payable	(39,389,877)	9.0%	(80,820,899)	8.6%
Revolving line of credit payable	(14,789,174)	7.7%	(46,881,127)	8.7%
Net loans (3)	$121,497,615	16.4%	$184,488,478	16.4%
Subordinated loans (4)
Gross loans	$85,392,388	12.4%	$107,928,471	14.0%
Obligations under participation agreements	(18,349,524)	19.3%	(12,032,967)	20.3%
Net loans (3)	$67,042,864	10.5%	$95,895,504	13.2%
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

Interest Income

    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest income decreased by $1.9 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans.

Real Estate Operating Revenue

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, real estate operating revenue decreased by $0.5 million, primarily due to the write off of the unamortized below-market rent intangible in connection with a least termination in January 2024.

Other Operating Income

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, other operating income decreased by $0.1 million, primarily due to dividend income earned on our trading equity securities in 2024 (there was no such dividend income earned in 2025).

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, operating expenses reimbursed to our Manager decreased by $0.7 million, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, asset management fees decreased by $0.3 million, primarily due to a decrease in total assets under management resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, asset servicing fees decreased by $0.1 million, primarily due to a decrease in total assets under management resulting from the repayment of loans.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

    For the three months ended March 31, 2025 and 2024, provision for credit losses was $2.1 million and $1.9 million, respectively, primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in senior funding.

Real Estate Operating Expenses

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, real estate operating expenses increased by $0.3 million, primarily due to an increase in repairs and maintenance as well as other expenses, partially offset by a decrease in real estate taxes.

Depreciation and Amortization

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, depreciation and amortization decreased by $0.8 million, primarily due to a decrease in amortization of in-place lease intangibles related to the termination of a lease for a space in one of the industrial properties in January 2024, resulting in a write off of the related unamortized in-place lease.

Professional Fees

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, professional fees decreased by $0.4 million, primarily due to legal fees incurred in connection with a review of strategic alternatives for our company in 2024.

Interest Expense on Secured Financing

Our secured financing consists of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest expense on secured financing decreased by $2.7 million, as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest expense on unsecured notes payable increased by $0.1 million, primarily due to an increase in the amortization of financing costs using the effective interest rate method.

Interest from Obligations under Participation Agreements

    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, interest expense from obligations under participation agreements increased by $0.3 million, primarily as a result of an increase in the weighted average principal amount outstanding, partially offset by a decrease in the weighted average interest rate on the obligations under participation agreements.

Income (Loss) from Equity Interest in Unconsolidated Investments

As of both March 31, 2025 and December 31, 2024, we owned a 14.9% equity interest in RESOF, an affiliated limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Three Months Ended March 31,
	2025	2024
Income from equity interest in RESOF	$2,206,934	$998,339
Loss from equity interest in the joint ventures	(250,393)	(1,471,726)
Income from other equity investment	603,569	—
	$2,560,110	$(473,387)

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, equity income from RESOF increased as a result of an increase in RESOF’s net income associated with increased investments.

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, equity loss from the joint ventures decreased primarily due to equity income recognized from our new investments in non-real estate operating companies as well as a decrease in the net loss of the real estate joint ventures resulting from the sale of a property in 2024.

Other equity investment relates to a preferred equity agreement in which we also share residual profit from the sale of underlying property with the borrower. There was no such investment during the three months ended March 31, 2024.

Realized Loss On Investments, Net

For the three months ended March 31, 2024, we sold a portion of our investments in trading securities and recognized a net loss on sale of $0.1 million. There was no such realized loss for the three months ended March 31, 2025.

Net Loss

    For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, the resulting net loss decreased by $4.9 million.

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

    We expect to fund approximately $11.2 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligations under participation agreements of $18.7 million will mature in the next twelve months. We will use the proceeds from the repayment of the corresponding investment to repay the participation obligations. Our revolving line of credit with outstanding principal balance of $12.6 million is scheduled to mature on June 30, 2025. We expect to use proceeds from repayment of the underlying loan to repay the outstanding principal or refinance with another lender. Additionally, two promissory notes payable with a total outstanding principal balance of $24.9 million that are collateralized by senior loans with an aggregate principal balance of $54.5 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable. Finally, our 7.00% Senior Notes Due 2026 with an outstanding principal balance of $38.4 million are scheduled to mature on March 31, 2026. We intend to refinance or repay the 7.00% Senior Notes Due 2026 through debt or equity capital sources or facilities. No assurance can be given about the availability of such financings on acceptable terms or at all.

Summary of Financing

The table below summarizes our debt financing as of March 31, 2025:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
Term loan payable	N/A	10,000,000	N/A	Interest free until 6/30/2025, after that 9.00%	December 2027
		$173,750,000
Variable Rate:
Property mortgages	N/A	$34,100,000	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	24,948,481	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	September 2025 - March 2026
Secured borrowing	N/A	13,250,000	N/A	Term SOFR + 5%, (combined floor rate of 9.85%	November 2026
Revolving line of credit	12,571,390	12,571,390	—	Term SOFR + 3.5% (combined floor rate of 7.0%)	June 2025
Goldman Sachs Bank repurchase agreement	32,027,813	32,027,813	—	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 4.25% to 5.25%)	February 2027
	$44,599,203	$116,897,684	$—

Cash Flows Provided by (Used in) Operating Activities

    For the three months ended March 31, 2025, cash flow provided by operating activities was $0.9 million, compared to cash flow used in operating activities of $4.2 million for the three months ended March 31, 2024. The increase in operating cash flows was primarily due to a decrease in interest expense on secured financing resulting from a decrease in the weighted average principal amount outstanding, a decrease in asset management fees resulting from the repayment of loans, as well as an increase in equity income distributions from RESOF resulting from an increase in income associated with increased investments.

Cash Flows Provided by Investing Activities

    For the three months ended March 31, 2025, cash flows provided by investing activities were $46.2 million, primarily related to proceeds from repayment of loans of $54.0 million, partially offset by origination. purchase and funding of loans of $7.9 million.
    For the three months ended March 31, 2024, cash flows provided by investing activities were $33.4 million, primarily related to proceeds from repayment of loans of $47.0 million, partially offset by origination, purchase and funding of loans of $7.2 million and purchase of equity interests in unconsolidated investments of $6.5 million.

Cash Flows Used in Financing Activities

    For the three months ended March 31, 2025, cash flows used in financing activities were $45.9 million, primarily related to principal repayments on secured financing of $43.7 million, distributions paid of $4.6 million and a decrease in interest reserve and other deposits held on investments of $1.4 million, partially offset by proceeds from secured financing of $3.3 million and proceeds from obligations under participation agreements of $0.7 million.

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

Allowance for Credit Losses

We follow the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to estimating credit losses upon the occurrence of an actual loss event under the previous “incurred loss” methodology.

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

Management Agreement with our Manager

    We currently pay the following fees to our Manager pursuant to the Management Agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan is extended, our Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

    Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each investment and cash held by us.

    Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each investment then held by us (inclusive of closing costs and expenses).

    Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by our company from the disposition of an investment, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

    Transaction Breakup Fee. In the event that we receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, our Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by our Manager with respect to its evaluation and pursuit of such transactions.

    In addition to the fees described above, we reimburse our Manager for operating expenses incurred in connection with services provided to the operations of our company, including our allocable share of our Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2025	2024
Origination and extension fee expense (1)	$698,879	$262,772
Asset management fee	1,367,789	1,715,042
Asset servicing fee	329,600	406,525
Operating expenses reimbursed to Manager	1,429,953	2,178,164
Disposition fee (2)	320,000	340,000
Total	$4,146,221	$4,902,503
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

Management Agreement Amendment

As discussed herein, we may make real estate and non-real estate related investments of any type that align with our investment objectives and criteria. Accordingly, on May 8, 2025, we and our Manager entered into an amendment to the Management Agreement, effective as of January 1, 2025 (the “Amendment”), in order to clarify that the origination, asset management, asset servicing, disposition and breakup fees we pay to our Manager pursuant to the Management Agreement are payable with respect to all real estate and non-real estate investments of any type that we originate or acquire. Unless otherwise specifically noted, all references herein to the “Management Agreement” refer to the Management Agreement as modified by the Amendment.

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of March 31, 2025 and December 31, 2024, amount outstanding under the promissory note payable was $43.6 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of March 31, 2025, the principal balance of our participation obligation was $18.7 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the three months ended March 31, 2025 and 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $18.3 million and $12.0 million, respectively, and the weighted average interest rate was approximately 19.3% and 20.3%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

March 31, 2025
Variable rate investments	$258,356,255
Variable rate debt	$116,897,684

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of March 31, 2025 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(2,091,750)	$2,583,563
Decrease (increase) in interest expense from variable rate debt	632,492	(1,066,798)
Net increase (decrease) in investment income from variable rate instruments	$(1,459,258)	$1,516,765
    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2025 and 2024, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors.
    There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 8, 2025, we and our Manager entered into an amendment to the Management Agreement, effective as of January 1, 2025, in order to clarify that the origination, asset management, asset servicing, disposition and breakup fees that we pay to our Manager pursuant to the Management Agreement are payable with respect to all investments of any type that we originate or acquire. For additional information on the Amendment, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Agreement Amendment” in this Quarterly Report on Form 10-Q.
Item 6. Exhibits

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

Exhibit No.	Description and Method of Filing

4.7
Second Supplemental Indenture, dated October 1, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.4 of Terra Income Fund 6, LLC’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

10.1 *
Second Amendment to Uncommitted Master Repurchase and Securities Contract Agreement and Other Transaction Documents dated December 17, 2024, by and between Terra Mortgage Capital I, LLC, Terra Property Trust, Inc. and Goldman Sachs Bank USA

10.2 *	Seventh Amendment to Loan Documents dated January 31, 2025 by and between Terra Mortgage Portfolio II, LLC, Terra Property Trust, Inc. and Western Alliance Bank
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2025

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)