Form 10-Q
period 2025-06-30
Terra Property Trust, Inc.
filed 2025-08-18
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 18, 2025, the registrant had 24,339,067 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$5,928,733	$8,578,456
Restricted cash	1,238,731	2,937,959
Cash held in escrow	25,576,658	7,448,611
Available-for-sale debt securities	1,191,299	963,178
Real estate assets held for sale	27,037,500	—
Loans held for investment, net of allowance for credit losses of $49,564,614 and $45,381,465	175,053,810	233,571,416
Loans held for investment acquired through participation, net of allowance for credit losses of $152,153 and $759,991	23,116,267	41,077,729
Equity interest in unconsolidated investments	107,171,843	106,816,146
Real estate owned, net (Note 5)
Land, building and building improvements, net	75,706,644	123,597,789
Lease intangible assets, net	3,844,085	5,641,030
Interest receivable	6,820,077	5,440,620
Due from related parties	1,217,344	859,267
Other assets	5,446,846	5,886,858
Total assets	$459,349,837	$542,819,059
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$121,526,268	$120,424,100
Secured financing agreements, net	138,649,716	205,718,782
Obligations under participation agreements (Note 7 )	19,799,722	18,177,106
Interest reserve and other deposits held on investments	1,238,731	2,937,959
Lease intangible liabilities, net (Note 5)	2,381,355	3,902,416
Due to Manager (Note 7)	1,133,336	1,597,552
Interest payable	1,301,829	1,350,384
Accounts payable and accrued expenses	3,931,332	2,189,486
Unearned income	277,706	127,485
Other liabilities	583,760	667,723
Total liabilities	290,823,755	357,092,993
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both June 30, 2025 and December 31, 2024	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,338,919 and 24,337,952 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	243,389	243,380
Additional paid-in capital	444,488,215	444,478,936
Accumulated deficit	(276,248,168)	(258,810,775)
Accumulated other comprehensive income (loss)	42,646	(185,475)
Total equity	168,526,082	185,726,066
Total liabilities and equity	$459,349,837	$542,819,059
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Interest income	$6,584,137	$8,435,024	$16,790,034	$20,583,759
Real estate operating revenue	1,968,463	2,718,625	4,152,658	5,438,326
Other operating income	57,511	19,871	124,168	160,780
	8,610,111	11,173,520	21,066,860	26,182,865
Operating expenses
Operating expenses reimbursed to Manager	960,846	2,332,771	2,390,799	4,510,935
Asset management fee	1,280,666	1,619,971	2,648,455	3,335,013
Asset servicing fee	309,565	394,995	639,165	801,520
Provision for credit losses	1,374,181	2,576,325	3,493,917	4,449,436
Real estate operating expenses	1,561,799	782,271	2,537,027	1,473,277
Depreciation and amortization	1,224,996	1,747,119	2,570,933	3,863,801
Professional fees	759,427	826,080	1,277,781	1,711,649
Impairment charge on real estate assets held for sale	3,399,684	—	3,399,684	—
Directors’ fees	81,772	91,560	165,522	175,310
Other	98,885	100,594	301,075	363,505
	11,051,821	10,471,686	19,424,358	20,684,446
Operating (loss) income	(2,441,710)	701,834	1,642,502	5,498,419
Other income and expenses
Interest expense on secured financing	(3,491,187)	(6,580,840)	(8,040,057)	(13,870,752)
Interest expense on unsecured notes payable	(2,507,507)	(2,452,577)	(4,999,044)	(4,892,952)
Interest expense on obligations under participation agreements	(940,739)	(770,648)	(1,829,643)	(1,389,143)
Unrealized gain (loss) on investments, net	—	201,501	(75)	178,570
Income from equity interest in unconsolidated investments	2,265,597	1,671,970	4,825,707	1,198,583
Loss on sale of real estate, net	(2,056,550)	—	(2,056,550)	—
Realized loss on investments, net	—	(310,550)	—	(446,009)
	(6,730,386)	(8,241,144)	(12,099,662)	(19,221,703)
Net loss	$(9,172,096)	$(7,539,310)	$(10,457,160)	$(13,723,284)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	82,377	316,392	228,121	(19,390)
	82,377	316,392	228,121	(19,390)
Comprehensive loss	$(9,089,719)	$(7,222,918)	$(10,229,039)	$(13,742,674)
Per share data
Loss per share — basic and diluted	$(0.38)	$(0.31)	$(0.43)	$(0.56)
Weighted-average shares — basic and diluted	24,338,598	24,336,577	24,338,381	24,336,368
Distributions declared per common share	$0.10	$0.19	$0.29	$0.38

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—	—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	—	—	—	24,338,581	243,386	444,485,095	(264,746,858)	(39,731)	179,941,892
Shares issued from reinvestment of shareholder distributions	—	—	—	338	3	3,120	—	—	3,123
Distributions declared on common shares ($0.10 per share)	—	—	—	—	—	—	(2,329,214)	—	(2,329,214)
Net loss	—	—	—	—	—	—	(9,172,096)	—	(9,172,096)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	82,377	82,377
Balance at June 30, 2025	$—	—	$—	24,338,919	$243,389	$444,488,215	$(276,248,168)	$42,646	$168,526,082

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	391	4	4,470	—		4,474
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,636)		(4,650,636)
Net loss	—	—	—	—	—	—	(6,183,974)		(6,183,974)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	(335,782)	(335,782)
Balance at March 31, 2024	—	—	—	24,336,424	243,364	444,462,676	(213,882,368)	(335,782)	230,487,890
Shares issued from reinvestment of shareholder distributions	—	—	—	447	5	5,045	—	—	5,050
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,650,718)	—	(4,650,718)
Net loss	—	—	—	—	—	—	(7,539,310)	—	(7,539,310)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	316,392	316,392
Balance at June 30, 2024	$—	—	$—	24,336,871	$243,369	$444,467,721	$(226,072,396)	$(19,390)	$218,619,304

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,457,160)	$(13,723,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,570,933	3,863,801
Provision for credit losses	3,493,917	4,449,436
Impairment charge on real estate assets held for sale	3,399,684	—
Loss on sale of real estate, net	2,056,550	—
Amortization of net purchase premiums on loans	6,913	152,872
Straight-line rent adjustments	(68,807)	(113,024)
Amortization of deferred financing costs	755,404	1,502,805
Amortization of discount on unsecured notes payable	999,594	901,728
Amortization of above- and below-market rent intangibles	(758,255)	(1,528,715)
Amortization and accretion of investment-related fees, net	680,413	(679,753)
Realized loss on investments, net	—	446,009
Unrealized loss (gain) on investments, net	75	(178,570)
Distributions received from equity interest in unconsolidated investments	4,735,370	1,684,877
Income from equity interest in unconsolidated investments	(4,825,707)	(1,198,583)
Changes in operating assets and liabilities:
Interest receivable	(1,379,457)	(1,514,187)
Due from related parties	(325,737)	(176,761)
Other assets	(676,766)	805,507
Due to Manager	(34,770)	(1,355,066)
Unearned income	150,221	(90,022)
Interest payable	(48,555)	189,580
Accounts payable and accrued expenses	1,741,846	(677,692)
Other liabilities	(2,569)	(73,385)
Net cash provided by (used) in operating activities	2,013,137	(7,312,427)
Cash flows from investing activities:
Proceeds from repayments of loans	87,042,899	110,423,185
Origination, purchase and funding of loans	(15,286,064)	(42,609,078)
Proceeds from sale of real estate	13,831,028	—
Capital contributions to and purchase of equity interests in unconsolidated investments	(746,658)	(36,600,606)
Distributions in excess of income	481,297	2,627,499
Repayments of promissory note receivable	1,182,759	9,020,609
Funding for promissory note receivable	—	(4,962,369)
Purchase of equity securities	—	(2,022,353)
Proceeds from sale of trading equity securities	—	3,551,098
Net cash provided by investing activities	86,505,261	39,427,985

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Principal repayments on secured financing	(91,059,190)	(84,780,619)
Proceeds from secured financing	23,383,257	58,246,507
Proceeds from obligations under participation agreements	1,606,804	15,000,000
Distributions paid	(6,970,945)	(9,291,830)
Payment of financing costs	—	(1,064,335)
Change in interest reserve and other deposits held on investments	(1,699,228)	662,222
Net cash used in financing activities	(74,739,302)	(21,228,055)
Net increase in cash, cash equivalents and restricted cash	13,779,096	10,887,503
Cash, cash equivalents and restricted cash at beginning of period	18,965,026	19,536,777
Cash, cash equivalents and restricted cash at end of period (Note 2)	$32,744,122	$30,424,280

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,162,301	$17,557,985

Supplemental non-cash information:
Reinvestment of shareholder distributions	$9,288	$9,524

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

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

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2025, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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

Loans Held for Investment

    The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments, which are economically similar to mezzanine loans and subordinate to any loans but are senior to common equity, are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses. Amortized cost is the amount at which a financing receivable or a loan is originated or acquired, adjusted for accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash and write-offs.

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
Loans Not Secured by Real Estate

As of December 31, 2024, the Company had one loan that was not secured by real estate. This loan, which was included in other assets on the consolidated balance sheets, was recorded at amortized cost. The Company performed a separate analysis based on recoverability to determine the allowance for credit losses on this loan. As of December 31, 2024, the Company did not record any allowance for credit losses on this loan because the Company believed that it would be able to collect all outstanding interest and principal on or before the loan’s maturity date. In June 2025, this loan was repaid in full and had a balance of zero as of June 30, 2025.
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

Real Estate Assets Held for Sale

    The Company classifies real estate and related intangibles as held for sale when the six criteria under ASC 360-10-45-9 are met. Once an asset is held for sale, the Company suspends depreciation and amortization. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell beginning in the period the held for sale criteria is met. The carrying amount of assets held for sale are adjusted each reporting period for subsequent changes in fair value less cost to sell, with losses recognized for any subsequent write-down to fair value less cost to sell, and gains recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

    When properties are considered held for sale, but do not qualify as a discontinued operation, the Company presents qualifying assets and liabilities as held for sale on the consolidated balance sheet in all periods that the qualifying assets and liabilities meet the held for sale criteria. The components of the held for sale asset’s net income (loss) is recorded within the consolidated statement of operations and comprehensive income.

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

    Cash held in escrow represents amounts funded to an escrow account for debt services and tenant improvements. From time to time, it may also include proceeds from the repayment of loans that are held by the title company due to timing. Cash held in escrow is restricted and is not available for general corporate purposes.

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	June 30,
	2025	2024
Cash and cash equivalents	$5,928,733	$18,937,034
Restricted cash	1,238,731	4,617,208
Cash held in escrow	25,576,658	6,870,038
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$32,744,122	$30,424,280

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

Notes to Unaudited Consolidated Financial Statements

These costs are amortized using the effective interest method and are included in interest expense on the applicable borrowings in the consolidated statements of operations over the life of the borrowings.

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of June 30, 2025, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2021-2024 federal tax returns remain subject to examination by the Internal Revenue Service.

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

Notes to Unaudited Consolidated Financial Statements

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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2025 and December 31, 2024, accrued interest receivable of $6.8 million and $5.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	June 30, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	7	9	2	11	13
Principal balance	$12,910,671	$232,587,518	$245,498,189	$12,680,463	$304,574,560	$317,255,023
Carrying value	$12,221,869	$185,948,208	$198,170,077	$12,106,695	$262,542,450	$274,649,145
Fair value	$11,895,045	$186,375,244	$198,270,289	$11,740,671	$264,796,547	$276,537,218
Weighted-average coupon rate (4)	8.50%	14.07%	13.84%	8.50%	13.18%	13.04%
Weighted-average remaining term (years) (5)	2.19	1.50	1.55	2.68	0.84	0.91
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.32% and Term SOFR of 4.32% as of June 30, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of June 30, 2025 and December 31, 2024, amount included $119.3 million and $208.0 million of senior mortgages used as collateral for $58.7 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of June 30, 2025 and December 31, 2024, six and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2025 and December 31, 2024, exclusive of any extension available.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$233,571,416	$41,077,729	$274,649,145
Principal repayments received	(65,826,479)	(21,216,420)	(87,042,899)
Origination, purchase and funding of loans	12,417,776	2,868,288	15,286,064
Net amortization of premiums on loans	(6,913)	—	(6,913)
Accrual, payment and accretion of investment-related fees and other, net	(918,840)	(221,168)	(1,140,008)
(Provision for) reversal of provision for credit losses	(4,183,150)	607,838	(3,575,312)
Balance, June 30, 2025	$175,053,810	$23,116,267	$198,170,077

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(110,423,185)	—	(110,423,185)
Origination, purchase and funding of loans	42,609,078	—	42,609,078
Net amortization of premiums on loans	(152,872)	—	(152,872)
Accrual, payment and accretion of investment-related fees and other, net	11,674	2,213	13,887
Provision for credit losses	(4,141,777)	(25,195)	(4,166,972)
Balance, June 30, 2024	$345,816,691	$38,535,503	$384,352,194

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loans, net of applicable allowance for credit losses.

	June 30, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$119,281,570	$120,968,236	61.0%	$207,985,740	$209,496,879	76.3%
Preferred equity investments	96,112,203	47,104,376	23.8%	94,224,551	50,114,256	18.2%
Mezzanine loans	30,104,416	30,097,465	15.2%	15,044,732	15,038,010	5.5%
Total	$245,498,189	$198,170,077	100.0%	$317,255,023	$274,649,145	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$101,121,778	$52,716,178	26.6%	$116,539,650	$72,991,791	26.6%
Multifamily	71,141,165	70,881,300	35.8%	60,969,051	60,662,514	22.1%
Infill land	46,010,506	47,167,661	23.8%	56,307,815	57,050,952	20.8%
Mixed-use	20,224,740	20,423,739	10.3%	48,438,507	48,067,655	17.5%
Industrial	7,000,000	6,981,199	3.5%	7,000,000	6,966,233	2.5%
Student housing	—	—	—%	28,000,000	28,910,000	10.5%
Total	$245,498,189	$198,170,077	100.0%	$317,255,023	$274,649,145	100.0%

	June 30, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$75,887,463	$26,680,637	13.5%	$75,657,255	$31,536,808	11.5%
California	50,011,825	50,505,248	25.5%	71,006,023	71,273,115	26.0%
Washington	35,443,409	35,559,120	17.9%	26,894,593	26,907,157	9.8%
Georgia	31,144,986	31,276,212	15.8%	30,562,858	30,586,450	11.1%
Arizona	23,104,416	23,116,267	11.7%	33,407,815	33,005,952	12.0%
New Jersey	22,906,090	24,051,394	12.1%	22,900,000	24,045,000	8.8%
Massachusetts	7,000,000	6,981,199	3.5%	7,000,000	6,966,233	2.5%
North Carolina	—	—	—%	21,826,479	21,418,430	7.8%
Utah	—	—	—%	28,000,000	28,910,000	10.5%
Total	$245,498,189	$198,170,077	100.0%	$317,255,023	$274,649,145	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $9.4 million and $18.7 million as of June 30, 2025 and December 31, 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of June 30, 2025 and December 31, 2024, the Company had five and four non-performing loans with total amortized cost of $150.4 million and $128.6 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $49.2 million and $44.1 million as of June 30, 2025 and December 31, 2024, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Six Months Ended June 30, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	5,086,377	(1,511,065)	(81,395)	3,493,917
Allowance for credit losses, end of period	$49,206,824	$509,943	$68,629	$49,785,396

Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,775	$2,333,250	$326,907	$57,302,932
Provision for credit losses	2,580,740	1,586,232	282,464	4,449,436
Charge-offs	(26,237,688)	—	—	(26,237,688)
Allowance for credit losses, end of period	$30,985,827	$3,919,482	$609,371	$35,514,680

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three and six months ended June 30, 2025, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three and six months ended June 30, 2024, the Company reversed $0.7 million of accrued interest income because such income was deemed uncollectible. For the three months ended June 30, 2025 and 2024, the Company suspended interest income accrual of $3.5 million and $6.8 million on two and five loans, respectively, because recovery of such income was not probable. For the six months ended June 30, 2025 and 2024, the Company suspended interest income accrual of $6.9 million and $12.6 million on two and five loans, respectively, because recovery of such income was not probable. As of both June 30, 2025 and December 31, 2024, there was no interest receivable recognized on these loans.
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
    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	June 30, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.8%	—	—	—	—	—	7,000,000
3	2	67,174,318	27.1%	—	31,344,987	35,829,331	—	—	—
4	1	23,268,420	9.4%	—	—	—	23,268,420	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	5	150,444,106	60.7%	—	—	—	44,475,133	—	105,968,973
	9	247,886,844	100.0%	$—	$31,344,987	$35,829,331	$67,743,553	$—	$112,968,973
Allowance for credit losses		(49,716,767)
Total carrying value, net		$198,170,077
_______________

Notes to Unaudited Consolidated Financial Statements

(1)Amount includes three loans that are in maturity default with total amortized costs of $74.6 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these three loans.

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
The following tables present a summary of information regarding the Company’s equity interest in RESOF:

	June 30, 2025			December 31, 2024
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$48,455,336	$11,333,135	14.9%	$48,171,168	$10,065,613

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from equity interest in RESOF	$2,812,605	$1,775,929	$5,019,539	$2,774,268
Distributions received from RESOF	$3,467,848	$1,035,966	$4,735,370	$1,684,877

Notes to Unaudited Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2025	December 31, 2024
Investments at fair value (cost of $458,313,456 and $465,401,329, respectively)	$464,790,748	$468,862,953
Other assets	38,282,808	34,769,227
Total assets	503,073,556	503,632,180
Secured financing agreements, net of financing costs	136,728,906	100,033,166
Obligations under participation agreement (proceeds of $33,682,373 and $51,754,396, respectively)	34,024,416	73,672,431
Other liabilities	14,220,973	14,114,335
Total liabilities	184,974,295	187,819,932
Partners’ capital	$318,099,261	$315,812,248

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$21,764,963	$14,200,717	$40,915,743	$25,033,864
Total expenses	6,393,562	5,559,608	13,213,956	9,741,937
Net investment income	15,371,401	8,641,109	27,701,787	15,291,927
Net change in unrealized appreciation (depreciation) on investments	2,054,615	2,576,304	3,092,726	2,048,392
Net increase in partners’ capital resulting from operations	$17,426,016	$11,217,413	$30,794,513	$17,340,319

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

The following tables present a summary of the Company’s equity interest in the joint ventures:

		June 30, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$5,114,026	27.2%	$5,761,522
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	5,010,162	30.6%	5,694,696
610 Walnut Investors LLC	Third party	30.9%	1,889,665	33.6%	2,672,379
MASPEN MS I LLC (1)	Affiliates	2.4%	481,288	2.4%	62,878
Axar Special Opportunity Fund VI-B LLC (2)	N/A	99.0%	21,796,431	100.0%	20,957,270
XS Acquisition Holdco LLC (3)	Third parties	46.0%	7,285,776	46.0%	7,599,187
VASPEN MS LLC (4)	Affiliates	1.2%	108,486	—%	—
			$41,685,834		$42,747,932
_______________
(1)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with two related parties managed by the Manager.

Notes to Unaudited Consolidated Financial Statements

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
(4)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss from equity interest in the joint ventures	$(1,177,064)	$(179,937)	$(1,427,457)	$(1,651,663)
Distributions received from the joint ventures	$242,143	$2,627,499	$481,297	$2,627,499

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	June 30, 2025	December 31, 2024
Net investments in real estate	$193,302,687	$196,206,089
Other assets	128,490,769	100,379,328
Total assets	321,793,456	296,585,417
Secured financing agreements	215,284,166	210,398,952
Other liabilities	8,638,140	8,948,512
Total liabilities	223,922,306	219,347,464
Members’ capital	$97,871,150	$77,237,953

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$4,476,099	$4,462,447	$10,663,250	$8,925,318
Operating expenses	(2,518,732)	(2,753,672)	(5,690,738)	(5,226,641)
Depreciation and amortization expense	(1,872,368)	(2,005,343)	(3,833,897)	(3,960,419)
Interest expense	(3,446,954)	(3,534,694)	(7,718,643)	(6,897,252)
Gain on sale of real estate	—	4,816,477	—	4,816,477
Unrealized gain (loss)	1,538,427	(731,824)	2,318,518	(1,584,077)
Net loss (income)	$(1,823,528)	$253,391	$(4,261,510)	$(3,926,594)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of June 30, 2025 and December 31, 2024, the Company's investment had a carrying value of $17.0 million and $15.9 million, respectively.

Notes to Unaudited Consolidated Financial Statements

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC. The Company did not receive any distributions for both the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from other equity investment	$630,056	$75,978	$1,233,625	$75,978

Note 5. Real Estate Owned, Net and Real Estate Assets Held for Sale

Real Estate Owned Activities

2025 — In June 2025, the Company sold an industrial building for net proceeds of $13.8 million and recognized a net loss on sale of $2.1 million. In connection with the sale, the Company used the full net proceeds to partially repay a related mortgage loan payable.

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

Operating Real Estate Owned, Net

    Real estate owned is comprised of five industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components, net as of:

	June 30, 2025			December 31, 2024
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$14,457,149	$—	$14,457,149	$23,785,004	$—	$23,785,004
Building and building improvements	65,503,763	(4,257,645)	61,246,118	104,924,745	(5,140,431)	99,784,314
Tenant improvements	4,552	(1,175)	3,377	29,585	(1,114)	28,471
Total real estate	79,965,464	(4,258,820)	75,706,644	128,739,334	(5,141,545)	123,597,789
Lease intangible assets:
In-place lease	7,745,398	(3,901,313)	3,844,085	12,060,731	(6,419,701)	5,641,030
Total intangible assets	7,745,398	(3,901,313)	3,844,085	12,060,731	(6,419,701)	5,641,030
Lease intangible liabilities:
Below-market rent	(4,555,806)	2,174,451	(2,381,355)	(8,649,073)	4,746,657	(3,902,416)
Total intangible liabilities	(4,555,806)	2,174,451	(2,381,355)	(8,649,073)	4,746,657	(3,902,416)
Total operating real estate	$83,155,056	$(5,985,682)	$77,169,374	$132,150,992	$(6,814,589)	$125,336,403

Real Estate Assets Held for Sale

    During the three months ended June 30, 2025, the Company entered into purchase and sale agreements to sell two industrial buildings for a total purchase price of $28.5 million. In connection with the pending sales, the Company recorded an impairment charge of $3.4 million to reduce the carrying value of the industrial buildings to their estimated selling price less the cost of the sale. The Company expects the sales to be completed within the next twelve months, and therefore, these two properties are presented as Real estate assets held for sale on the consolidated balance sheets as of June 30, 2025.

Notes to Unaudited Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Real estate operating revenues:
Lease revenue	$1,470,794	$2,063,600	$3,130,675	$4,167,822
Other operating income	497,669	655,025	1,021,983	1,270,504
Total	$1,968,463	$2,718,625	$4,152,658	$5,438,326
Real estate operating expenses:
Utilities	$24,242	$10,620	$51,686	$22,340
Real estate taxes	1,069,663	290,632	1,368,405	681,442
Repairs and maintenances	44,595	91,528	325,556	118,500
Management fees	66,069	64,147	129,942	126,401
Other operating expenses	357,230	325,344	661,438	524,594
Total	$1,561,799	$782,271	$2,537,027	$1,473,277

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net amortization of above- and below-market rent intangibles (1)	$(354,010)	$(703,872)	$(758,255)	$(1,528,715)
Amortization of in-place lease intangibles (2)	$479,204	$964,516	$1,040,624	$2,299,301
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

As of June 30, 2025 and December 31, 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	June 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,410,343	$—	$—	$2,410,343
Available-for-sale debt securities	1,191,299	—	—	1,191,299
Derivative - interest rate cap (2)	—	—	—	—
Total	$3,601,642	$—	$—	$3,601,642

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,360,936	$—	$—	$2,360,936
Available-for-sale debt securities	963,178	—	—	963,178
Derivative - interest rate cap (2)	—	75	—	75
Total	$3,324,114	$75	$—	$3,324,189
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets. The interest rate cap matured in May 2025.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activities of the securities and derivatives:

	Six Months Ended June 30,
	2025		2024
	Available-For-Sale Debt Securities	Derivatives	Available-For-Sale Debt Securities	Trading Equity Securities	Derivatives
Beginning balance	$963,178	$75	$1,148,653	$3,813,226	$83,807
Proceeds from sale	—	—	—	(3,551,098)	—
Reclassification of net realized loss on investments into earnings	—	—	—	(446,009)	—
Unrealized gain (loss) on investments	228,121	(75)	(19,390)	183,881	(5,311)
Ending balance	$1,191,299	$—	$1,129,263	$—	$78,496

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2025			December 31, 2024
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$222,393,773	$175,053,810	$174,927,245	$275,802,476	$233,571,416	$234,665,528
Loans held for investment acquired through participation	3	23,104,416	23,116,267	23,343,044	41,452,547	41,077,729	41,871,690
Total loans		245,498,189	198,170,077	198,270,289	317,255,023	274,649,145	276,537,218
Equity securities without readily determinable fair value (1)	3	2,000,000	2,004,168	2,000,000	2,000,000	2,002,353	2,000,000
Total assets		$247,498,189	$200,174,245	$200,270,289	$319,255,023	$276,651,498	$278,537,218
Liabilities:
Unsecured notes payable	1	$123,500,000	$121,526,268	$99,748,800	$123,500,000	$120,424,100	$88,764,850
Secured financing agreements	3	140,323,290	138,649,716	138,331,034	207,593,942	205,718,782	206,731,436
Obligations under participation agreements	3	19,606,804	19,799,722	19,799,723	18,000,000	18,177,106	18,254,853
Total liabilities		$283,430,094	$279,975,706	$257,879,557	$349,093,942	$344,319,988	$313,751,139
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2025 and 2024 due to their short-term nature.

Notes to Unaudited Consolidated Financial Statements

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There was no impairment charge for the three and six months ended June 30, 2024. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the three and six months ended June 30, 2025:

		Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Level	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Real estate assets held for sale
Real estate and intangibles	3	$27,037,500	$3,399,684	$27,037,500	$3,399,684
			$3,399,684		$3,399,684

During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $3.4 million to reduce the carrying value of the industrial buildings to their estimated selling price less the cost of the sale. The fair value measurement was determined by the purchase price.

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

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2025	Primary Valuation Technique	Unobservable Inputs	June 30, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$174,927,245	Discounted cash flow	Discount rate	6.75%	19.32%	11.02%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	23,343,044	Discounted cash flow	Discount rate	17.02%	17.02%	17.02%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$200,270,289
Liabilities:
Secured financing agreements	$138,331,034	Discounted cash flow	Discount rate	6.86%	11.28%	8.29%
Obligation under participation agreement	19,799,723	Discounted cash flow	Discount rate	19.32%	19.32%	19.32%
Total Level 3 Liabilities	$158,130,757

	Fair Value at December 31, 2024	Primary Valuation Technique	Unobservable Inputs	December 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$234,665,528	Discounted cash flow	Discount rate	6.75%	16.48%	9.63%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	41,871,690	Discounted cash flow	Discount rate	15.07%	17.03%	16.65%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$278,537,218
Liabilities:
Secured financing agreements	$206,731,436	Discounted cash flow	Discount rate	6.33%	11.28%	8.30%
Obligation under participation agreement	18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Total Level 3 Liabilities	$224,986,289
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination and extension fee expense (1)	$556,857	$369,392	$1,255,736	$632,164
Asset management fee	1,280,666	1,619,971	2,648,455	3,335,013
Asset servicing fee	309,565	394,995	639,165	801,520
Operating expenses reimbursed to Manager	960,846	2,332,771	2,390,799	4,510,935
Disposition fee (2)	271,689	135,000	591,689	475,000
Total	$3,379,623	$4,852,129	$7,525,844	$9,754,632
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan on the consolidated statements of operations.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of

Notes to Unaudited Consolidated Financial Statements

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2025 and December 31, 2024, the Company had not received any breakup fees.

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

Notes to Unaudited Consolidated Financial Statements

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The promissory note receivable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%. During the six months ended June 30, 2024, the Company provided funding under the promissory note receivable of $5.0 million and received repayments of $8.5 million. In July 2024, the promissory note receivable was repaid in full, and had a balance of zero as of both June 30, 2025 and December 31, 2024.

Due from Related Parties

As of June 30, 2025 and December 31, 2024, amount due from related parties was $1.2 million and $0.9 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As

Notes to Unaudited Consolidated Financial Statements

of June 30, 2025 and December 31, 2024, amount outstanding under this promissory note payable was $47.2 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid
For the three months ended June 30, 2025 and 2024, the Company made distributions to investors totaling $2.3 million and $4.7 million respectively, all of which were returns of capital. For the six months ended June 30, 2025 and 2024, the Company made distributions to investors totaling $7.0 million and $9.3 million, respectively, all of which were returns of capital (Note 10).

Due to Manager

    As of June 30, 2025 and December 31, 2024, approximately $1.1 million and $1.6 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	June 30, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$23,104,416	$23,116,267
		$23,104,416	$23,116,267

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$33,407,815	$33,005,953
Loan B (1)(2)	40.80%	8,044,732	8,071,776
		$41,452,547	$41,077,729
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

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of:

			June 30, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$20,224,740	$20,423,739	96.9%	$19,606,804	$19,799,722

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$18,567,296	$18,577,448	96.9%	$18,000,000	$18,177,106
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

Notes to Unaudited Consolidated Financial Statements

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	June 30, 2025	December 31, 2024
6.00% Senior Notes Due 2026	6.00%	7.00%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(613,327)	(902,312)
Unamortized purchase discount (2)				(1,142,709)	(1,853,316)
Unamortized deferred financing costs				(217,696)	(320,272)
Unsecured notes payable, net				$121,526,268	$120,424,100
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes Due 2026 (as defined below) and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of June 30, 2025, the Company was in compliance with such covenants.

Notes Maturities

The Company’s 6.00% Senior Notes Due 2026 mature on June 30, 2026 and Terra LLC’s 7.00% Senior Notes Due 2026 mature on March 31, 2026. The Company intends to repay the 6.00% Senior Notes Due 2026, and cause Terra LLC to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, asset sales and distributions, and may also use debt or equity capital sources or facilities.

Notes to Unaudited Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	June 30, 2025						December 31, 2024
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)(3)	(3)	(3)	(3)	$—	$—	$—	$48,188,441
Total				—	—	—	48,188,441
Non-Recourse Financing:
Promissory notes payable (2)(4)	September 2025 - March 2026	March 2026 - March 2027	9.33%	59,610,514	N/A	27,482,928	40,694,390
Property mortgages - fixed rate	June 2028	June 2028	6.25%	77,169,374	N/A	40,250,000	40,250,000
Property mortgages - variable rate (5)	April 2027	April 2028	7.82%	27,037,500	N/A	20,268,972	34,100,000
Total				163,817,388		88,001,900	115,044,390
Other Secured Financing:
Revolving line of credit (2)(6)	June 2025	June 2025	7.67%	23,116,267	11,071,390	11,071,390	16,361,111
Term loan (7)	December 2027	December 2028	(10)	48,455,336	10,000,000	10,000,000	10,000,000
Secured borrowing (2)(8)	Nov 2026 - Jun 2027	Nov 2026 - Jun 2027	9.54%	61,357,722	31,250,000	31,250,000	18,000,000
Total				132,929,325	52,321,390	52,321,390	44,361,111
				$296,746,713	$52,321,390	140,323,290	207,593,942
Unamortized deferred financing costs and other						(1,673,574)	(1,875,160)
Secured financing agreements, net						$138,649,716	$205,718,782
_______________
(1)Amount is calculated using the applicable index rate as of June 30, 2025.
(2)These facilities were used to finance the Company’s senior loan investments.
(3)In June 2025, the outstanding balance was repaid in full and the facility was terminated.
(4)Interest rate is based on Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%.
(5)Interest rate is based on Term SOFR plus a spread of 3.5% with a Term SOFR floor of 3.75%.
(6)Interest rate is based on Term SOFR + 3.5% with a combined floor of 7.0%. On July 1, 2025, the outstanding balance was repaid in full and the facility was terminated.
(7)In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an entity in which the Company has an equity investment in exchange for the satisfaction of the remaining funding commitment of the Company to that entity (Note 4). This loan is interest-free until June 30, 2025, after that interest is charged at a fixed rate of 9.0% per annum. The term loan payable is collateralized by the Company’s equity interest in RESOF and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in RESOF is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.
(8)Interest rate is based on Term SOFR plus a spread of 5.0% with a combined floor rate ranging from 9.32% to 9.85%.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

Notes to Unaudited Consolidated Financial Statements

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of deferred financing costs and others	$191,702	$575,236	$718,116	$1,521,384

Proceeds from secured financing			$23,383,257	$58,246,507
Repayments of secured financing			$(91,059,190)	$(84,780,619)

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of June 30, 2025, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2025 are as follows:

Years Ending December 31,	Total
2025 (July 1 through December 31)	$14,321,390
2026	160,982,928
2027	48,268,972
2028	40,250,000
2029	—
263,823,290
Unamortized deferred financing costs and other	(3,647,306)
Total	$260,175,984

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of June 30, 2025 and December 31, 2024, obligations under participation agreements were $19.8 million and $18.2 million, respectively. (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 19.32% and 19.53%, respectively.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $9.4 million and $18.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company expects to maintain sufficient cash on

Notes to Unaudited Consolidated Financial Statements

hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of June 30, 2025 and December 31, 2024, the unfunded investment commitment was $11.3 million and $10.1 million, respectively.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,172,096)	$(7,539,310)	$(10,457,160)	$(13,723,284)
Weighted-average shares outstanding - basic and diluted	24,338,598	24,336,577	24,338,381	24,336,368
Loss per share - basic and diluted	$(0.38)	$(0.31)	$(0.43)	$(0.56)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2025 and December 31, 2024, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of June 30, 2025, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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

Notes to Unaudited Consolidated Financial Statements

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
For the three months ended June 30, 2025 and 2024, the Company made distributions to investors totaling $2.3 million and $4.7 million respectively, all of which were returns of capital. For the six months ended June 30, 2025 and 2024, the Company made distributions to investors totaling $7.0 million and $9.3 million respectively, all of which were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the six months ended June 30, 2025 and 2024, the Company issued 967 and 838 shares of Class B Common Stock for a total of $9,288 and $9,524 pursuant to the Plan, respectively.

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

    As of June 30, 2025, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of nine loans in seven states with an aggregate net principal balance of $225.9 million, a weighted average coupon rate of 13.1% and a weighted average remaining term to maturity of 1.5 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of June 30, 2025, our portfolio included underlying properties located in nine markets, across seven states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of June 30, 2025, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

	June 30, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	7	9	1	9
Principal balance	$12,910,671	$232,587,518	$245,498,189	$19,606,804	$225,891,385
Carrying value	12,221,869	185,948,208	198,170,077	19,799,723	178,370,354
Fair value	11,895,045	186,375,244	198,270,289	19,799,723	178,470,566
Weighted average coupon rate (4)	8.50%	14.07%	13.84%	19.32%	13.12%
Weighted-average remaining term (years) (5)	2.19	1.50	1.55	—	1.55

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	11	13	1	13
Principal balance	$12,680,463	$304,574,560	$317,255,023	$18,000,000	$299,255,023
Carrying value	12,106,695	262,542,450	274,649,145	18,177,107	256,472,038
Fair value	11,740,671	264,796,547	276,537,218	18,254,853	258,282,365
Weighted average coupon rate (4)	8.50%	13.18%	13.04%	19.53%	12.52%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	0.10	0.99
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.32% and Term SOFR of 4.32% as of June 30, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of June 30, 2025 and December 31, 2024, amount included $119.3 million and $208.0 million of senior mortgages used as collateral for $58.7 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of June 30, 2025 and December 31, 2024, six and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2025 and December 31, 2024, exclusive of any extension available.

Real Estate Owned and Real Estate Assets Held for Sale

In addition to our net loan portfolio, we own five industrial buildings. As of June 30, 2025 and December 31, 2024, the real estate and related lease intangible assets and liabilities had a net carrying value of $77.2 million and $125.3 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $40.3 million and $74.4 million, respectively. Additionally, as of June 30, 2025, we own two industrial buildings that are classified as held for sale with a net carrying value of $27.0 million, and a mortgage loan payable encumburing the real estate properties with an outstanding principal amount of $20.3 million.

Equity Interest in Unconsolidated Investments

As of both June 30, 2025 and December 31, 2024, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of June 30, 2025 and December 31, 2024, these equity interests had total carrying value of $107.2 million and $106.8 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of June 30, 2025 and December 31, 2024 was $6.92 and $7.63, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended June 30, 2025 and 2024, we invested $5.4 million and $46.3 million in new and add-on investments and had $19.7 million and $54.6 million of repayments, resulting in net repayments of $14.4 million and $8.3 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the six months ended June 30, 2025 and 2024, we invested $10.2 million and $57.7 million in new and add-on investments and had $33.5 million and $82.2 million of repayments, resulting in net repayments of $23.3 million and $24.5 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans as of:

	June 30, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$119,281,570	$120,968,236	67.8%	$207,985,740	$209,496,879	81.6%
Preferred equity investments	76,505,399	27,304,653	15.3%	76,224,551	31,937,149	12.5%
Mezzanine loans	30,104,416	30,097,465	16.9%	15,044,732	15,038,010	5.9%
Total	$225,891,385	$178,370,354	100.0%	$299,255,023	$256,472,038	100.0%

	June 30, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$101,121,778	$52,716,178	29.6%	$116,539,650	$72,991,791	28.4%
Multifamily	71,141,165	70,881,300	39.8%	60,969,051	60,662,514	23.7%
Infill land	46,010,506	47,167,661	26.4%	56,307,815	57,050,952	22.2%
Industrial	7,000,000	6,981,199	3.9%	7,000,000	6,966,233	2.7%
Mixed-use	617,936	624,016	0.3%	30,438,507	29,890,548	11.7%
Student housing	—	—	—%	28,000,000	28,910,000	11.3%
Total	$225,891,385	$178,370,354	100.0%	$299,255,023	$256,472,038	100.0%

	June 30, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
New York	$75,887,463	$26,680,637	15.0%	$75,657,255	$31,536,808	12.3%
Washington	35,443,409	35,559,120	19.9%	26,894,593	26,907,157	10.5%
Georgia	31,144,986	31,276,212	17.5%	30,562,858	30,586,450	11.9%
California	30,405,021	30,705,525	17.2%	53,006,023	53,096,008	20.6%
Arizona	23,104,416	23,116,267	13.0%	33,407,815	33,005,952	12.9%
New Jersey	22,906,090	24,051,394	13.5%	22,900,000	24,045,000	9.4%
Massachusetts	7,000,000	6,981,199	3.9%	7,000,000	6,966,233	2.7%
North Carolina	—	—	—%	21,826,479	21,418,430	8.4%
Utah	—	—	—%	28,000,000	28,910,000	11.3%
Total	$225,891,385	$178,370,354	100.0%	$299,255,023	$256,472,038	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Interest income	$6,584,137	$8,435,024	$(1,850,887)	$16,790,034	$20,583,759	$(3,793,725)
Real estate operating revenue	1,968,463	2,718,625	(750,162)	4,152,658	5,438,326	(1,285,668)
Other operating income	57,511	19,871	37,640	124,168	160,780	(36,612)
	8,610,111	11,173,520	(2,563,409)	21,066,860	26,182,865	(5,116,005)
Operating expenses
Operating expenses reimbursed to Manager	960,846	2,332,771	(1,371,925)	2,390,799	4,510,935	(2,120,136)
Asset management fee	1,280,666	1,619,971	(339,305)	2,648,455	3,335,013	(686,558)
Asset servicing fee	309,565	394,995	(85,430)	639,165	801,520	(162,355)
Provision for credit losses	1,374,181	2,576,325	(1,202,144)	3,493,917	4,449,436	(955,519)
Real estate operating expenses	1,561,799	782,271	779,528	2,537,027	1,473,277	1,063,750
Depreciation and amortization	1,224,996	1,747,119	(522,123)	2,570,933	3,863,801	(1,292,868)
Professional fees	759,427	826,080	(66,653)	1,277,781	1,711,649	(433,868)
Impairment charge	3,399,684	—	3,399,684	3,399,684	—	3,399,684
Directors’ fees	81,772	91,560	(9,788)	165,522	175,310	(9,788)
Other	98,885	100,594	(1,709)	301,075	363,505	(62,430)
	11,051,821	10,471,686	580,135	19,424,358	20,684,446	(1,260,088)
Operating income	(2,441,710)	701,834	(3,143,544)	1,642,502	5,498,419	(3,855,917)
Other income and expenses
Interest expense on secured financing	(3,491,187)	(6,580,840)	3,089,653	(8,040,057)	(13,870,752)	5,830,695
Interest expense on unsecured notes payable	(2,507,507)	(2,452,577)	(54,930)	(4,999,044)	(4,892,952)	(106,092)
Interest expense on obligations under participation agreements	(940,739)	(770,648)	(170,091)	(1,829,643)	(1,389,143)	(440,500)
Unrealized gain (loss) on investments, net	—	201,501	(201,501)	(75)	178,570	(178,645)
Income from equity interest in unconsolidated investments	2,265,597	1,671,970	593,627	4,825,707	1,198,583	3,627,124
Loss on sale of real estate, net	(2,056,550)	—	(2,056,550)	(2,056,550)	—	(2,056,550)
Realized loss on investments, net	—	(310,550)	310,550	—	(446,009)	446,009
	(6,730,386)	(8,241,144)	1,510,758	(12,099,662)	(19,221,703)	7,122,041
Net loss	$(9,172,096)	$(7,539,310)	$(1,632,786)	$(10,457,160)	$(13,723,284)	$3,266,124

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, promissory notes payable, revolving credit facility, secured borrowing and repurchase agreements payable.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$272,404,912	13.5%	$460,924,737	13.1%
Obligations under participation agreements	(19,239,044)	19.3%	(15,000,000)	20.3%
Secured borrowing	(13,447,802)	9.5%	—	—%
Promissory notes payable	(26,742,722)	9.3%	(80,585,255)	10.9%
Repurchase agreements payable	(29,997,689)	9.0%	(74,175,716)	8.6%
Revolving line of credit payable	(11,582,379)	7.7%	(34,761,111)	8.7%
Net loans (3)	$171,395,276	15.0%	$256,402,655	15.3%
Senior loans
Gross loans	$189,558,292	14.1%	$353,025,921	12.9%
Secured borrowing	(13,447,802)	9.5%	—	—%
Promissory notes payable	(26,742,722)	9.3%	(80,585,255)	10.9%
Repurchase agreements payable	(29,997,689)	9.0%	(74,175,716)	8.6%
Revolving line of credit payable	(11,582,379)	7.7%	(34,761,111)	8.7%
Net loans (3)	$107,787,700	17.9%	$163,503,839	16.7%
Subordinated loans (4)
Gross loans	$82,846,620	12.3%	$107,898,816	14.0%
Obligations under participation agreements	(19,239,044)	19.3%	(15,000,000)	20.3%
Net loans (3)	$63,607,576	10.2%	$92,898,816	13.0%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$286,239,248	13.2%	$473,466,860	13.1%
Obligations under participation agreements	(18,670,880)	18.7%	(13,516,484)	18.3%
Secured borrowing	(14,897,791)	9.5%	—	—%
Promissory notes payable	(25,256,492)	9.3%	(73,572,677)	10.9%
Repurchase agreements payable	(34,667,838)	9.0%	(77,498,307)	8.6%
Revolving line of credit payable	(13,176,918)	7.7%	(40,821,119)	8.7%
Net loans (3)	$179,569,329	14.7%	$268,058,273	15.4%
Senior loans
Gross loans	$202,168,972	13.5%	$365,553,392	12.9%
Secured borrowing	(14,897,791)	9.5%	—	—%
Promissory notes payable	(25,256,492)	9.3%	(73,572,677)	10.9%
Repurchase agreements payable	(34,667,838)	9.0%	(77,498,307)	8.6%
Revolving line of credit payable	(13,176,918)	7.7%	(40,821,119)	8.7%
Net loans (3)	$114,169,933	17.0%	$173,661,289	16.7%
Subordinated loans (4)
Gross loans	$84,070,276	12.3%	$107,913,468	14.0%
Obligations under participation agreements	(18,670,880)	18.7%	(13,516,484)	18.3%
Net loans (3)	$65,399,396	10.5%	$94,396,984	13.4%
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

Interest Income

    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest income decreased by $1.9 million and $3.8 million, respectively, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans.

Real Estate Operating Revenue

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, real estate operating revenue decreased by $0.8 million, primarily due to the sale of an industrial building in June 2025 as well as the expiration of a lease in December 2024.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, real estate operating revenue decreased by $1.3 million, primarily due to the sale of an industrial building in June 2025, the expiration of a lease in December 2025, and the write off of an unamortized below-market rent intangible in January 2024 in connection with a lease termination.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, operating expenses reimbursed to our Manager decreased by $1.4 million and $2.1 million, respectively, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, asset management fees decreased by $0.3 million and $0.7 million, respectively, primarily due to a decrease in total assets under management resulting from repayment of loans.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, asset servicing fees decreased by $0.1 million and $0.2 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, provision for credit losses decreased by $1.2 million and $1.0 million, respectively, primarily due to the repayment of loans as well as loans approaching maturity, which decreased the allowance for credit losses, partially offset by a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in senior funding.

Real Estate Operating Expenses

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, real estate operating expenses increased by $0.8 million and $1.1 million, respectively, primarily due to an increase in real estate taxes. The real estate operating expenses for the six-month period also increased due to an increase in repairs and maintenance.

Depreciation and Amortization

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, depreciation and amortization decreased by $0.5 million and $1.3 million, respectively, primarily due to the sale of an industrial building in June 2025 as well as the write off of the unamortized in-place lease intangibles in January 2024 in connection with a lease termination.

Professional Fees

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, professional fees decreased by $0.1 million and $0.4 million, respectively, primarily due to legal fees incurred in connection with a review of strategic alternatives for our company in 2024.

Impairment Charge

For both the three and six months ended June 30, 2025, in connection with the pending sale of two industrial buildings, we recorded an impairment charge of $3.4 million to reduce the carrying value of these industrial buildings to their estimated selling price less the costs to sell. There was no such impairment charge for the three and six months ended June 30, 2024.

Interest Expense on Secured Financing

Our secured financing consisted of repurchase agreements, revolving line of credit, term loan, promissory notes and property mortgages.

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest expense on secured financing decreased by $3.1 million and $5.8 million, respectively, as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest expense on unsecured notes payable increased by $0.05 million and $0.1 million, respectively, primarily due to an increase in the amortization of financing costs using the effective interest rate method.

Interest from Obligations under Participation Agreements

    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, interest expense from obligations under participation agreements increased by $0.2 million and $0.4 million, respectively, primarily as a result of an increase in the weighted average principal amount outstanding, partially offset by a decrease in the weighted average interest rate on the obligations under participation agreements.

Unrealized Gain (Loss) on Investments, Net

For both the three and six months ended June 30, 2024, we recorded an unrealized gain on investments of $0.2 million, primarily due to an increase in the fair value of our marketable securities at the period end. There was no such unrealized gain or loss for the three and six months ended June 30, 2025.

Income (Loss) from Equity Interest in Unconsolidated Investments

As of both June 30, 2025 and December 31, 2024, we owned a 14.9% equity interest in RESOF, an affiliated limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from equity interest in RESOF	$2,812,605	$1,775,929	$5,019,539	$2,774,268
Loss from equity interest in the joint ventures	(1,177,064)	(179,937)	(1,427,457)	(1,651,663)
Income from other equity investment	630,056	75,978	1,233,625	75,978
	$2,265,597	$1,671,970	$4,825,707	$1,198,583

For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, equity income from RESOF increased as a result of an increase in RESOF’s net income associated with increased investments.

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, equity loss from the joint ventures increased primarily due to a gain recognized by a joint venture in connection with a sale of a property in 2024. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, equity loss from the joint ventures decreased primarily due to equity income recognized from our new investments in non-real estate operating companies as well as a decrease in the net loss of the real estate joint ventures resulting from the sale of a property in 2024, partially offset by a gain recognized by the joint venture in connection with the sale of the property in 2024.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. The increase in income from other equity investment is due to holding the investment for a longer period of time in the current period.

Loss on Sale of Real Estate, Net

In June 2025, we sold an industrial building and recognized a net loss on sale of $2.1 million for both the three and six months ended June 30, 2025. There was no such loss for the three and six months ended June 30, 2024.

Realized Loss On Investments, Net

For the three and six months ended June 30, 2024, we sold a portion of our investments in trading securities and recognized a net loss on sale of $0.3 million and $0.4 million, respectively. There was no such realized loss for the six months ended June 30, 2025.

Net Loss

    For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, the resulting net loss increased by $1.6 million and decreased by $3.3 million.

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

    We expect to fund approximately $9.4 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligations under participation agreements of $19.6 million will mature in the next twelve months. We will use the proceeds from the repayment of the corresponding investment to repay the participation obligations. Our revolving line of credit with outstanding principal balance of $11.1 million matured on June 30, 2025. The outstanding balance was repaid in full on July 1, 2025. Additionally, two promissory notes payable with a total outstanding principal balance of $27.5 million that are collateralized by senior loans with an aggregate principal balance of $58.3 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable. Finally, Terra LLC’s 7.00% unsecured senior notes due 2026 (the “7.00% Senior Notes Due 2026”) and our 6.00% unsecured senior notes due 2026 (the “6.00% Senior Notes Due 2026”) with an outstanding principal balance of $38.4 million and $85.1 million, respectively, are scheduled to mature on March 31, 2026 and June 30, 2026, respectively. We intend to repay the 6.00% Senior Notes Due 2026, and intend to cause Terra LLC, our wholly owned subsidiary, to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, asset sales and distributions and may also use debt or equity capital sources or facilities. However, no assurance can be given that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Summary of Financing

The table below summarizes our debt financing as of June 30, 2025:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	40,250,000	N/A	6.25%	June 2028
Term loan payable	N/A	10,000,000	N/A	Interest free until 6/30/2025, after that 9.00%	December 2027
		$173,750,000
Variable Rate:
Property mortgages	N/A	$20,268,972	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	April 2027
Promissory notes payable	N/A	27,482,928	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	September 2025 - March 2026
Secured borrowing	N/A	31,250,000	N/A	Term SOFR + 5%, (combined floor rate ranging from 9.32% to 9.85%)	Nov 2026 - Jun 2027
Revolving line of credit (1)	11,071,390	11,071,390	—	Term SOFR + 3.5% (combined floor rate of 7.0%)	June 2025
	$11,071,390	$90,073,290
_______________
(1)The outstanding balance was repaid on July 1, 2025.

Cash Flows Provided by (Used in) Operating Activities

    For the six months ended June 30, 2025, cash flows provided by operating activities were $2.0 million, compared to cash flows used in operating activities of $7.3 million for the six months ended June 30, 2024. The increase in operating cash flow was primarily due to a decrease in contractual interest expense, partially offset by a decrease in contractual interest income.

Cash Flows Provided by Investing Activities

    For the six months ended June 30, 2025, cash flows provided by investing activities were $86.5 million, primarily related to proceeds from repayment of loans of $87.0 million and proceeds from sale of real estate of $13.8 million, partially offset by origination, purchase and funding of loans of $15.3 million and capital contributions to and purchase of equity interests in unconsolidated investments of $0.7 million.
    For the six months ended June 30, 2024, cash flows provided by investing activities were $39.4 million, primarily related to proceeds from repayment of loans of $110.4 million and promissory note receivable of $9.0 million, partially offset by origination and funding of loans of $42.6 million and capital contributions to and purchase of equity interests in unconsolidated investments of $36.6 million.

Cash Flows Used in Financing Activities

    For the six months ended June 30, 2025, cash flows used in financing activities were $74.7 million, primarily related to principal repayments on secured financing of $91.1 million, distributions paid of $7.0 million and a decrease in interest reserve and other deposits held on investments of $1.7 million, partially offset by proceeds from secured financing of $23.4 million and proceeds from obligations under participation agreements of $1.6 million.

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

Critical Accounting Policies and Use of Estimates

    Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

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

Management Agreement with our Manager

    We currently pay the following fees to our Manager pursuant to the Management Agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan is extended, our Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of the fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination and extension fee expense (1)	$556,857	$369,392	$1,255,736	$632,164
Asset management fee	1,280,666	1,619,971	2,648,455	3,335,013
Asset servicing fee	309,565	394,995	639,165	801,520
Operating expenses reimbursed to Manager	960,846	2,332,771	2,390,799	4,510,935
Disposition fee (2)	271,689	135,000	591,689	475,000
Total	$3,379,623	$4,852,129	$7,525,844	$9,754,632
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

The Management Agreement may be terminated by us during the Initial Term or any Renewal Term upon a finding by either (i) at least two-thirds of the independent directors on our Board or (ii) the holders of a majority of the outstanding shares of our common stock (other than those shares held by members of our senior management team or affiliates of our Manager) that either (a) there has been unsatisfactory performance by our Manager that is materially detrimental to us, or (b) the compensation payable to our Manager pursuant to the Management Agreement is unfair; provided, however, that we will not have the right to terminate the Management Agreement on the basis of unfair compensation to our Manager if our Manager agrees to continue to provide its services under the Management Agreement in exchange for reduced fees that at least two-thirds of the independent directors on our Board determine to be fair pursuant to the procedures set forth in the Management Agreement. We must deliver prior written notice of any such termination to our Manager at least 180 days prior to the last calendar day of the Initial Term or the then-current Renewal Term, as applicable, and the Management Agreement will terminate effective as of the last calendar day of the Initial Term or the then-current Renewal Term, as applicable.

Upon any termination of the Management Agreement by us as discussed above, we will pay our Manager, on the date on which such termination is effective, a termination fee in an amount equal to three times the average annual fees of all types and expense reimbursements received by or owed to our Manager pursuant to the Management Agreement during the 24-month period immediately preceding such termination (the “Termination Fee”), calculated as of the end of the most recently completed month prior to the date of such termination.

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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of June 30, 2025 and December 31, 2024, amount outstanding under the promissory note payable was $47.2 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of June 30, 2025, the principal balance of our participation obligation was $19.6 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the six months ended June 30, 2025 and 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $18.7 million and $13.5 million, respectively, and the weighted average interest rate was approximately 18.7% and 18.3%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

June 30, 2025
Variable rate investments	$232,587,518
Variable rate debt	$90,073,290

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of June 30, 2025 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(1,795,193)	$2,325,875
Decrease (increase) in interest expense from variable rate debt	224,966	(799,036)
Net increase (decrease) in investment income from variable rate instruments	$(1,570,227)	$1,526,839

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the six months ended June 30, 2025 and 2024, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

10.1 *	Second Amendment to Amended and Restated Management Agreement, dated May 8, 2025, between Terra Property Trust, Inc. and Terra REIT Advisors, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2025

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)