Form 10-Q
period 2025-09-30
Terra Property Trust, Inc.
filed 2025-11-07
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2025, the registrant had 24,339,537 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$17,361,610	$8,578,456
Restricted cash	1,191,757	2,937,959
Cash held in escrow	3,461,672	7,448,611
Available-for-sale debt securities	1,451,104	963,178
Loans held for investment, net of allowance for credit losses of $52,045,033 and $45,381,465	178,209,858	233,571,416
Loans held for investment acquired through participation, net of allowance for credit losses of $133,908 and $759,991	25,282,191	41,077,729
Equity interest in unconsolidated investments	106,486,798	106,816,146
Real estate owned, net (Note 5)
Land, building and building improvements, net	47,290,683	123,597,789
Lease intangible assets, net	2,094,853	5,641,030
Interest receivable	7,738,656	5,440,620
Due from related parties	1,573,154	859,267
Other assets	5,962,000	5,886,858
Total assets	$398,104,336	$542,819,059
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$122,098,986	$120,424,100
Secured financing agreements, net	89,794,186	205,718,782
Obligations under participation agreements (Note 7 )	18,177,137	18,177,106
Interest reserve and other deposits held on investments	1,191,757	2,937,959
Lease intangible liabilities, net (Note 5)	1,744,599	3,902,416
Due to Manager (Note 7)	1,112,181	1,597,552
Interest payable	1,063,998	1,350,384
Accounts payable and accrued expenses	2,709,039	2,189,486
Unearned income	150,485	127,485
Other liabilities	340,133	667,723
Total liabilities	238,382,501	357,092,993
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both September 30, 2025 and December 31, 2024	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,339,383 and 24,337,952 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	243,394	243,380
Additional paid-in capital	444,492,266	444,478,936
Accumulated deficit	(285,316,276)	(258,810,775)
Accumulated other comprehensive income (loss)	302,451	(185,475)
Total equity	159,721,835	185,726,066
Total liabilities and equity	$398,104,336	$542,819,059

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Interest income	$5,569,747	$9,404,033	$22,359,781	$29,987,792
Real estate operating revenue	1,641,585	2,736,881	5,794,243	8,175,207
Other operating income	83,907	65,385	208,075	226,165
	7,295,239	12,206,299	28,362,099	38,389,164
Operating expenses
Operating expenses reimbursed to Manager	881,382	1,341,587	3,272,181	5,852,522
Asset management fee	1,171,222	1,504,536	3,819,677	4,839,549
Asset servicing fee	281,735	360,606	920,900	1,162,126
Provision for (reversal of provision for) credit losses	2,425,296	(687,598)	5,919,213	3,761,838
Real estate operating expenses	201,980	586,293	2,739,007	2,059,570
Depreciation and amortization	680,481	1,746,737	3,251,414	5,610,538
Professional fees	940,911	573,526	2,218,692	2,285,175
Impairment charge on real estate assets held for sale	—	—	3,399,684	—
Directors’ fees	68,750	83,750	234,272	259,060
Other	152,702	89,286	453,777	452,791
	6,804,459	5,598,723	26,228,817	26,283,169
Operating income	490,780	6,607,576	2,133,282	12,105,995
Other income and expenses
Interest expense on secured financing	(3,728,682)	(6,487,146)	(11,768,739)	(20,357,898)
Interest expense on unsecured notes payable	(2,521,155)	(2,465,390)	(7,520,199)	(7,358,342)
Interest expense on obligations under participation agreements	(950,836)	(779,793)	(2,780,479)	(2,168,936)
Unrealized (loss) gain on investments, net	—	(74,849)	(75)	103,721
Income from equity interest in unconsolidated investments	795,029	1,025,176	5,620,736	2,223,759
Loss on sale of real estate, net	(823,995)	—	(2,880,545)	—
Loss on repayment of loan	—	(5,629,510)	—	(5,629,510)
Realized loss on investments, net	—	—	—	(446,009)
	(7,229,639)	(14,411,512)	(19,329,301)	(33,633,215)
Net loss	$(6,738,859)	$(7,803,936)	$(17,196,019)	$(21,527,220)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	259,805	5,051	487,926	(14,339)
	259,805	5,051	487,926	(14,339)
Comprehensive loss	$(6,479,054)	$(7,798,885)	$(16,708,093)	$(21,541,559)
Per share data
Loss per share — basic and diluted	$(0.28)	$(0.32)	$(0.71)	$(0.88)
Weighted-average shares — basic and diluted	24,339,016	24,337,029	24,338,595	24,336,591
Distributions declared per common share	$0.09	$0.19	$0.38	$0.57

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—	—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	—	—	—	24,338,581	243,386	444,485,095	(264,746,858)	(39,731)	179,941,892
Shares issued from reinvestment of shareholder distributions	—	—	—	338	3	3,120	—	—	3,123
Distributions declared on common shares ($0.10 per share)	—	—	—	—	—	—	(2,329,214)	—	(2,329,214)
Net loss	—	—	—	—	—	—	(9,172,096)	—	(9,172,096)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	82,377	82,377
Balance at June 30, 2025	—	—	—	24,338,919	243,389	444,488,215	(276,248,168)	42,646	168,526,082
Shares issued from reinvestment of shareholder distributions	—	—	—	464	5	4,051	—	—	4,056
Distributions declared on common shares ($0.09 per share)	—	—	—	—	—	—	(2,329,249)	—	(2,329,249)
Net loss	—	—	—	—	—	—	(6,738,859)	—	(6,738,859)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	259,805	259,805
Balance at September 30, 2025	$—	—	$—	24,339,383	$243,394	$444,492,266	$(285,316,276)	$302,451	$159,721,835

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

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,196,019)	$(21,527,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,251,414	5,610,538
Provision for credit losses	5,919,213	3,761,838
Impairment charge on real estate assets held for sale	3,399,684	—
Loss on sale of real estate, net	2,880,545	—
Loss on repayment of loan	—	5,629,510
Amortization of net purchase premiums on loans	6,913	177,180
Straight-line rent adjustments	(80,405)	(158,945)
Amortization of deferred financing costs	1,421,178	2,115,382
Amortization of discount on unsecured notes payable	1,519,306	1,370,084
Amortization of above- and below-market rent intangibles	(959,507)	(2,232,587)
Amortization and accretion of investment-related fees, net	584,668	(591,147)
Realized loss on investments, net	—	446,009
Unrealized loss (gain) on investments, net	75	(103,721)
Distributions received from equity interest in unconsolidated investments	6,809,231	2,918,307
Income from equity interest in unconsolidated investments	(5,620,736)	(2,223,759)
Changes in operating assets and liabilities:
Interest receivable	(2,298,036)	1,884,934
Due from related parties	(713,887)	(170,824)
Other assets	(1,177,583)	1,446,291
Due to Manager	(34,770)	(2,423,553)
Unearned income	23,000	(188,103)
Interest payable	(286,386)	(310,749)
Accounts payable and accrued expenses	519,553	(957,321)
Other liabilities	(209,312)	(43,599)
Net cash used in operating activities	(2,241,861)	(5,571,455)
Cash flows from investing activities:
Proceeds from repayments of loans	89,715,663	206,024,968
Origination, purchase and funding of loans	(25,684,165)	(49,803,811)
Proceeds from sale of real estate	69,123,333	—
Capital contributions to and purchase of equity interests in unconsolidated investments	(1,760,613)	(47,159,126)
Distributions in excess of income	901,468	2,835,270
Repayments of promissory note receivable	1,182,759	9,455,442
Funding for promissory note receivable	—	(4,962,369)
Purchase of equity securities	—	(2,022,353)
Proceeds from sale of trading equity securities	—	3,551,098
Net cash provided by investing activities	133,478,445	117,919,119

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Principal repayments on secured financing	(141,949,552)	(159,125,167)
Proceeds from secured financing	24,805,321	60,663,166
Proceeds from obligations under participation agreements	2,591,102	15,000,000
Repayments on obligations under participation agreements	(2,591,102)	—
Distributions paid	(9,296,138)	(13,937,261)
Payment of financing costs	—	(1,065,085)
Change in interest reserve and other deposits held on investments	(1,746,202)	(244,825)
Net cash used in financing activities	(128,186,571)	(98,709,172)
Net increase in cash, cash equivalents and restricted cash	3,050,013	13,638,492
Cash, cash equivalents and restricted cash at beginning of period	18,965,026	19,536,777
Cash, cash equivalents and restricted cash at end of period (Note 2)	$22,015,039	$33,175,269

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,415,320	$26,710,460

Supplemental non-cash information:
Reinvestment of shareholder distributions	$13,344	$14,897

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

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

    The Company’s investment activities are externally managed by Terra REIT Advisors, LLC (the “Manager”), a subsidiary of the Company’s sponsor, Terra Capital Partners, LLC (“Terra Capital Partners”), pursuant to a management agreement (as amended, the “Management Agreement”), under the oversight of the Company’s board of directors (the “Board”) (Note 7). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the Management Agreement.

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

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2025, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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
Loans Not Secured by Real Estate

As of December 31, 2024, the Company had one loan that was not secured by real estate. This loan, which was included in other assets on the consolidated balance sheets, was recorded at amortized cost. The Company performed a separate analysis based on recoverability to determine the allowance for credit losses on this loan. As of December 31, 2024, the Company did not record any allowance for credit losses on this loan because the Company believed that it would be able to collect all outstanding interest and principal on or before the loan’s maturity date. In June 2025, this loan was repaid in full and had a balance of zero as of September 30, 2025.
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

Available-For-Sale Debt Securities
From time to time, the Company may invest in marketable debt securities. These securities are classified as available-for-sale debt securities and are carried at fair value. Changes in the fair value of the available-for-sale debt securities are reported in other comprehensive income or loss until a gain or loss on the securities is realized.

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

Notes to Unaudited Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	September 30,
	2025	2024
Cash and cash equivalents	$17,361,610	$21,192,776
Restricted cash	1,191,757	3,710,161
Cash held in escrow	3,461,672	8,272,332
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$22,015,039	$33,175,269

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

Secured Financing Agreements, Net

The Company’s secured financing agreements include non-recourse property mortgages, note-on-note financing arrangements, secured borrowings and a term loan. The Company’s secured financing agreements as of December 31, 2024 also included a repurchase agreement and a revolving line of credit which were repaid in full and terminated in June 2025 and July 2025, respectively. The Company accounts for borrowings under these financing arrangements as secured transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Secured Financing Arrangements” in Note 8 for additional information.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed

Notes to Unaudited Consolidated Financial Statements

properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of September 30, 2025, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2021-2024 federal tax returns remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU

Notes to Unaudited Consolidated Financial Statements

2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company’s financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.
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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2025 and December 31, 2024, accrued interest receivable of $7.7 million and $5.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	September 30, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	3	7	10	2	11	13
Principal balance	$13,962,852	$239,260,675	$253,223,527	$12,680,463	$304,574,560	$317,255,023
Carrying value	$13,173,349	$190,318,700	$203,492,049	$12,106,695	$262,542,450	$274,649,145
Fair value	$13,045,132	$190,686,761	$203,731,893	$11,740,671	$264,796,547	$276,537,218
Weighted-average coupon rate (4)	9.38%	14.01%	13.81%	8.50%	13.18%	13.04%
Weighted-average remaining term (years) (5)	1.73	0.76	0.83	2.68	0.84	0.91
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.31% and Term SOFR of 4.13% as of September 30, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of September 30, 2025 and December 31, 2024, amount included $123.7 million and $208.0 million of senior mortgages used as collateral for $60.2 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of September 30, 2025 and December 31, 2024, six and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of September 30, 2025 and December 31, 2024, exclusive of any extension available.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$233,571,416	$41,077,729	$274,649,145
Principal repayments received	(68,499,243)	(21,216,420)	(89,715,663)
Origination, purchase and funding of loans	20,684,311	4,999,854	25,684,165
Net amortization of premiums on loans	(6,913)	—	(6,913)
Accrual, payment and accretion of investment-related fees and other, net	(876,144)	(205,055)	(1,081,199)
(Provision for) reversal of provision for credit losses	(6,663,569)	626,083	(6,037,486)
Balance, September 30, 2025	$178,209,858	$25,282,191	$203,492,049

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(213,137,530)	—	(213,137,530)
Origination, purchase and funding of loans	48,833,299	970,512	49,803,811
Loss on repayment of loan (1)	(5,629,510)	—	(5,629,510)
Net amortization of premiums on loans	(177,180)	—	(177,180)
Accrual, payment and accretion of investment-related fees and other, net	(388,655)	18,907	(369,748)
(Provision for) reversal of provision for credit losses	(3,911,264)	60,650	(3,850,614)
Balance, September 30, 2024	$243,502,933	$39,608,554	$283,111,487
_______________
(1)In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million, which included the write-off of interest receivable of $4.8 million.

Portfolio Information

    The tables below detail the types of loans in the Company’s loan portfolio, as well as the property type and geographic location of the properties securing these loans. Carrying value represents the amortized cost of loans, net of applicable allowance for credit losses. Percentages of total represented below are calculated as a percentage of the total carrying value.

	September 30, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$123,742,975	$125,559,696	61.7%	$207,985,740	$209,496,879	76.3%
Preferred equity investments	98,179,704	46,591,775	22.9%	94,224,551	50,114,256	18.2%
Mezzanine loans	31,300,848	31,340,578	15.4%	15,044,732	15,038,010	5.5%
Total	$253,223,527	$203,492,049	100.0%	$317,255,023	$274,649,145	100.0%

Notes to Unaudited Consolidated Financial Statements

	September 30, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Multifamily	$75,396,135	$75,100,897	36.9%	$60,969,051	$60,662,514	22.1%
Office	101,445,260	50,616,476	24.9%	116,539,650	72,991,791	26.6%
Infill land	47,206,938	48,399,963	23.8%	56,307,815	57,050,952	20.8%
Mixed-use	21,240,060	21,449,082	10.5%	48,438,507	48,067,655	17.5%
Industrial	7,000,000	6,992,009	3.4%	7,000,000	6,966,233	2.5%
Retail	935,134	933,622	0.5%	—	—	—%
Student housing	—	—	—%	28,000,000	28,910,000	10.5%
Total	$253,223,527	$203,492,049	100.0%	$317,255,023	$274,649,145	100.0%

	September 30, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$51,954,655	$52,467,271	25.7%	$71,006,023	$71,273,115	26.0%
Washington	38,653,822	38,834,990	19.1%	26,894,593	26,907,157	9.8%
Georgia	31,468,468	31,655,123	15.6%	30,562,858	30,586,450	11.1%
Arizona	24,300,848	24,348,569	12.0%	33,407,815	33,005,952	12.0%
New York	76,004,510	24,209,071	11.9%	75,657,255	31,536,808	11.5%
New Jersey	22,906,090	24,051,394	11.8%	22,900,000	24,045,000	8.8%
Massachusetts	7,000,000	6,992,009	3.4%	7,000,000	6,966,233	2.5%
Illinois	935,134	933,622	0.5%	—	—	—%
North Carolina	—	—	—%	21,826,479	21,418,430	7.8%
Utah	—	—	—%	28,000,000	28,910,000	10.5%
Total	$253,223,527	$203,492,049	100.0%	$317,255,023	$274,649,145	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to approximately $5.6 million and $18.7 million as of September 30, 2025 and December 31, 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of September 30, 2025 and December 31, 2024, the Company had five and four non-performing loans with total amortized cost of $152.5 million and $128.6 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $51.8 million and $44.1 million as of September 30, 2025 and December 31, 2024, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in allowance for credit losses:

	Nine Months Ended September 30, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	7,674,992	(1,637,506)	(118,273)	5,919,213
Allowance for credit losses, end of period	$51,795,439	$383,502	$31,751	$52,210,692

	Nine Months Ended September 30, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,777	$2,333,248	$326,907	$57,302,932
Provision for credit losses	4,597,541	(746,927)	(88,776)	3,761,838
Charge-offs	(27,639,191)	—	—	(27,639,191)
Allowance for credit losses, end of period	$31,601,127	$1,586,321	$238,131	$33,425,579

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the nine months ended September 30, 2024, the Company reversed $0.7 million of accrued interest income because such income was deemed uncollectible. For the three months ended September 30, 2025 and 2024, the Company suspended interest income accrual of $3.8 million and $5.3 million on two and five loans, respectively, because recovery of such income was not probable. For the nine months ended September 30, 2025 and 2024, the Company suspended interest income accrual of $10.7 million and $17.8 million on two and five loans, respectively, because recovery of such income was not probable. As of both September 30, 2025 and December 31, 2024, there was no interest receivable recognized on these loans.
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

Notes to Unaudited Consolidated Financial Statements

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	September 30, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	7,935,134	3.1%	935,134	—	—	—	—	7,000,000
3	2	70,731,716	27.6%	—	31,668,468	39,063,248	—	—	—
4	1	24,480,965	9.6%	—	—	—	24,480,965	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	5	152,523,175	59.7%	—	—	—	45,500,477	—	107,022,698
	10	255,670,990	100.0%	$935,134	$31,668,468	$39,063,248	$69,981,442	$—	$114,022,698
Allowance for credit losses		(52,178,941)
Total carrying value, net		$203,492,049
_______________
(1)Amount includes three loans that are in maturity default with total amortized costs of $76.5 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these three loans.

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of information regarding the Company’s equity interest in RESOF:

	September 30, 2025			December 31, 2024
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$49,116,475	$11,333,135	14.9%	$48,171,168	$10,065,613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from equity interest in RESOF	$2,734,999	$1,932,624	$7,754,538	$4,706,892
Distributions received from RESOF	$2,073,861	$1,233,430	$6,809,231	$2,918,307
The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2025	December 31, 2024
Investments at fair value (cost of $467,912,051 and $465,401,329, respectively)	$480,728,911	$468,862,953
Other assets	10,513,547	34,769,227
Total assets	491,242,458	503,632,180
Secured financing agreements, net of financing costs	129,526,508	100,033,166
Obligations under participation agreement (proceeds of $35,021,174 and $51,754,396, respectively)	35,373,057	73,672,431
Other liabilities	4,137,197	14,114,335
Total liabilities	169,036,762	187,819,932
Partners’ capital	$322,205,696	$315,812,248

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$16,891,385	$18,706,173	$57,807,128	$43,740,037
Total expenses	6,449,163	6,272,013	19,663,119	16,013,950
Net investment income	10,442,222	12,434,160	38,144,009	27,726,087
Net change in unrealized appreciation (depreciation) on investments	6,167,963	(625,086)	9,260,689	1,423,306
Net increase in partners’ capital resulting from operations	$16,610,185	$11,809,074	$47,404,698	$29,149,393

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of the Company’s equity interest in the joint ventures:

		September 30, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$4,914,934	27.2%	$5,761,522
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	4,694,881	30.6%	5,694,696
610 Walnut Investors LLC	Third party	26.7%	1,561,676	33.6%	2,672,379
MASPEN MS I LLC (1)	Affiliates	2.4%	660,805	2.4%	62,878
Axar Special Opportunity Fund VI-B LLC (2)	N/A	99.0%	21,950,304	100.0%	20,957,270
XS Acquisition Holdco LLC (3)	Third parties	46.0%	5,466,845	46.0%	7,599,187
VASPEN MS LLC (4)	Affiliates	1.2%	158,859	—%	—
			$39,408,304		$42,747,932
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
(4)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss from equity interest in the joint ventures (1)	$(2,608,870)	$(1,488,677)	$(4,036,327)	$(3,140,340)
Distributions received from the joint ventures	$245,171	$207,771	$726,468	$2,835,270
_______________
(1)For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, equity loss from the joint ventures increased primarily due to a loss recognized by a joint venture in connection with a loss incurred on a portfolio investment.

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	September 30, 2025	December 31, 2024
Net investments in real estate	$195,029,020	$196,206,089
Other assets	147,894,174	100,379,328
Total assets	342,923,194	296,585,417
Secured financing agreements	224,430,941	210,398,952
Other liabilities	9,706,457	8,948,512
Total liabilities	234,137,398	219,347,464
Members’ capital	$108,785,796	$77,237,953

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$6,726,018	$4,135,411	$19,442,541	$13,060,729
Operating expenses	(7,451,621)	(2,958,575)	(14,022,551)	(8,185,216)
Depreciation and amortization expense	(1,973,904)	(1,870,789)	(5,892,108)	(5,831,208)
Interest expense	(4,541,541)	(3,517,147)	(13,160,849)	(10,414,399)
Gain on sale of real estate	—	—	—	4,816,477
Unrealized gain (loss)	8,819,588	(230,430)	11,138,089	(1,814,507)
Net income (loss)	$1,578,540	$(4,441,530)	$(2,494,878)	$(8,368,124)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the Company's investment had a carrying value of $18.0 million and $15.9 million, respectively.

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC:.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from other equity investment	$668,900	$581,229	$1,902,525	$657,207
Distributions received from other equity investment	75,000	—	175,000	—

Note 5. Real Estate Owned, Net

Real Estate Owned Activities

2025 — During the quarter ended June 30, 2025, the Company sold an industrial building for net proceeds of $13.8 million and recognized a net loss on sale of $2.1 million. In connection with the sale, the Company used the full net proceeds to partially repay a related mortgage loan payable.

Additionally, during the quarter ended June 30, 2025, the Company entered into purchase and sale agreements to sell two industrial buildings for a total purchase price of $28.5 million. In connection with the pending sales, the Company recorded an impairment charge of $3.4 million to reduce the carrying value of the industrial buildings to their estimated selling price less the cost of the sale. The Company expected the sales to be completed within the next twelve months, and therefore, these two properties were presented as Real estate assets held for sale on the consolidated balance sheets as of June 30, 2025.

During the quarter ended September 30, 2025, the Company sold the two industrial buildings held for sale as well as one additional industrial building for total net proceeds of $55.3 million and recognized a net loss on sale of $0.8 million, excluding the impairment charge noted above. A portion of the cash proceeds were used to repay the related mortgage loans (Note 8).

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

Notes to Unaudited Consolidated Financial Statements

Operating Real Estate Owned, Net

    Real estate owned is comprised of four industrial buildings located in Texas with lease intangible assets and liabilities. The following table presents the components, net as of:

	September 30, 2025			December 31, 2024
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$8,096,412	$—	$8,096,412	$23,785,004	$—	$23,785,004
Building and building improvements	42,420,065	(3,225,794)	39,194,271	104,924,745	(5,140,431)	99,784,314
Tenant improvements	—	—	—	29,585	(1,114)	28,471
Total real estate	50,516,477	(3,225,794)	47,290,683	128,739,334	(5,141,545)	123,597,789
Lease intangible assets:
In-place lease	5,365,527	(3,270,674)	2,094,853	12,060,731	(6,419,701)	5,641,030
Total intangible assets	5,365,527	(3,270,674)	2,094,853	12,060,731	(6,419,701)	5,641,030
Lease intangible liabilities:
Below-market rent	(3,850,707)	2,106,108	(1,744,599)	(8,649,073)	4,746,657	(3,902,416)
Total intangible liabilities	(3,850,707)	2,106,108	(1,744,599)	(8,649,073)	4,746,657	(3,902,416)
Total operating real estate	$52,031,297	$(4,390,360)	$47,640,937	$132,150,992	$(6,814,589)	$125,336,403

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Real estate operating revenues:
Lease revenue	$1,298,873	$2,063,600	$4,429,548	$6,231,422
Other operating income	342,712	673,281	1,364,695	1,943,785
Total	$1,641,585	$2,736,881	$5,794,243	$8,175,207
Real estate operating expenses:
Utilities	$19,684	$13,094	$71,370	$35,434
Real estate taxes	(272,286)	273,641	1,096,119	955,083
Repairs and maintenances	110,217	57,007	435,773	175,507
Management fees	55,819	63,084	185,761	189,485
Other operating expenses	288,546	179,467	949,984	704,061
Total	$201,980	$586,293	$2,739,007	$2,059,570

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net amortization of above- and below-market rent intangibles (1)	$(201,252)	$(703,872)	$(959,507)	$(2,232,587)
Amortization of in-place lease intangibles (2)	$279,308	$964,516	$1,319,932	$3,263,817
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

As of September 30, 2025 and December 31, 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

Notes to Unaudited Consolidated Financial Statements

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	September 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,435,309	$—	$—	$2,435,309
Available-for-sale debt securities	1,451,104	—	—	1,451,104
Total	$3,886,413	$—	$—	$3,886,413

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,360,936	$—	$—	$2,360,936
Available-for-sale debt securities	963,178	—	—	963,178
Derivative - interest rate cap (2)	—	75	—	75
Total	$3,324,114	$75	$—	$3,324,189
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets. The interest rate cap matured in May 2025.

The following table presents the activities of the securities and derivatives:

	Nine Months Ended September 30,
	2025		2024
	Available-For-Sale Debt Securities	Derivatives	Available-For-Sale Debt Securities	Trading Equity Securities	Derivatives
Beginning balance	$963,178	$75	$1,148,653	$3,813,226	$83,807
Proceeds from sale	—	—	—	(3,551,098)	—
Reclassification of net realized loss on investments into earnings	—	—	—	(446,009)	—
Unrealized gain (loss) on investments	487,926	(75)	(14,339)	183,881	(80,160)
Ending balance	$1,451,104	$—	$1,134,314	$—	$3,647

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loan, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2025			December 31, 2024
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$227,987,545	$178,209,858	$178,244,982	$275,802,476	$233,571,416	$234,665,528
Loans held for investment acquired through participation	3	25,235,982	25,282,191	25,486,911	41,452,547	41,077,729	41,871,690
Total loans		253,223,527	203,492,049	203,731,893	317,255,023	274,649,145	276,537,218
Equity securities without readily determinable fair value (1)	3	2,000,000	2,004,168	2,000,000	2,000,000	2,002,353	2,000,000
Total assets		$255,223,527	$205,496,217	$205,731,893	$319,255,023	$276,651,498	$278,537,218
Liabilities:
Unsecured notes payable	1	$123,500,000	$122,098,986	$116,242,050	$123,500,000	$120,424,100	$88,764,850
Secured financing agreements	3	90,854,992	89,794,186	90,906,575	207,593,942	205,718,782	206,731,436
Obligations under participation agreements	3	18,000,000	18,177,137	18,177,137	18,000,000	18,177,106	18,254,853
Total liabilities		$232,354,992	$230,070,309	$225,325,762	$349,093,942	$344,319,988	$313,751,139
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2025 and 2024 due to their short-term nature.

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There was no impairment charge for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2025:

		Nine Months Ended September 30, 2025
	Level	Fair Value	Impairment Charge
Real estate assets held for sale
Real estate and intangibles	3	$27,037,500	$3,399,684
			$3,399,684

During the nine months ended September 30, 2025, the Company recorded an impairment charge of $3.4 million to reduce the carrying value of the industrial buildings to their estimated fair value, which was determined to be the selling price less the cost of the sale.

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

Notes to Unaudited Consolidated Financial Statements

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

The fair values of the Company’s secured financing agreements, which include mortgage loans payable, promissory notes payable, secured borrowings and a term loan, are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2025	Primary Valuation Technique	Unobservable Inputs	September 30, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$178,244,982	Discounted cash flow	Discount rate	6.75%	19.31%	10.71%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	25,486,911	Discounted cash flow	Discount rate	16.00%	17.00%	16.96%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$205,731,893
Liabilities:
Secured financing agreements	$90,906,575	Discounted cash flow	Discount rate	6.86%	11.28%	8.62%
Obligation under participation agreement	18,177,137	Discounted cash flow	Discount rate	19.31%	19.31%	19.31%
Total Level 3 Liabilities	$109,083,712

Notes to Unaudited Consolidated Financial Statements

	Fair Value at December 31, 2024	Primary Valuation Technique	Unobservable Inputs	December 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$234,665,528	Discounted cash flow	Discount rate	6.75%	16.48%	9.63%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	41,871,690	Discounted cash flow	Discount rate	15.07%	17.03%	16.65%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$278,537,218
Liabilities:
Secured financing agreements	$206,731,436	Discounted cash flow	Discount rate	6.33%	11.28%	8.30%
Obligation under participation agreement	18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Total Level 3 Liabilities	$224,986,289
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination and extension fee expense (1)	$130,952	$207,631	$1,386,688	$839,795
Asset management fee	1,171,222	1,504,536	3,819,677	4,839,549
Asset servicing fee	281,735	360,606	920,900	1,162,126
Operating expenses reimbursed to Manager	881,382	1,341,587	3,272,181	5,852,522
Disposition fee (2)	876,331	432,224	1,468,020	907,224
Total	$3,341,622	$3,846,584	$10,867,466	$13,601,216
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

Notes to Unaudited Consolidated Financial Statements

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2025 and December 31, 2024, the Company had not received any breakup fees.

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The outstanding balance of the promissory note receivable was repaid in full in July 2024 and had a balance of zero as of September 30, 2025 and December 31, 2024. The promissory note receivable bore interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%.

During the nine months ended September 30, 2024, the Company provided funding under the promissory note receivable of $5.0 million and received repayments of $8.8 million.

Due from Related Parties

As of September 30, 2025 and December 31, 2024, amount due from related parties was $1.6 million and $0.9 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2025 and December 31, 2024, amount outstanding under this promissory note payable was $38.1 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid
For the three months ended September 30, 2025 and 2024, the Company made distributions to investors totaling $2.3 million and $4.7 million respectively, all of which were returns of capital. For the nine months ended September 30, 2025 and 2024, the Company made distributions to investors totaling $9.3 million and $14.0 million, respectively, all of which were returns of capital (Note 10).

Due to Manager

    As of September 30, 2025 and December 31, 2024, approximately $1.1 million and $1.6 million, respectively, was due to the Manager, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	September 30, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$24,300,848	$24,348,569
Loan B (2)	12.50%	935,134	933,622
		$25,235,982	$25,282,191

	December 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$33,407,815	$33,005,953
Loan C (1)(3)	40.80%	8,044,732	8,071,776
		$41,452,547	$41,077,729
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager.
(3)This loan was repaid in January 2025.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of:

			September 30, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan D (1)	$21,240,060	$21,449,082	84.7%	$18,000,000	$18,177,137

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan D (1)	$18,567,296	$18,577,448	96.9%	$18,000,000	$18,177,106
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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	September 30, 2025	December 31, 2024
6.00% Senior Notes Due 2026	6.00%	7.00%	6/30/2026	$85,125,000	$85,125,000
7.00% Senior Notes Due 2026 (2)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Total principal amount				123,500,000	123,500,000
Unamortized issue discount				(463,994)	(902,312)
Unamortized purchase discount (2)				(772,330)	(1,853,316)
Unamortized deferred financing costs				(164,690)	(320,272)
Unsecured notes payable, net				$122,098,986	$120,424,100
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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of September 30, 2025, the Company was in compliance with such covenants.

Notes Maturities

The Company’s 6.00% Senior Notes Due 2026 mature on June 30, 2026 and Terra LLC’s 7.00% Senior Notes Due 2026 mature on March 31, 2026. The Company intends to repay the 6.00% Senior Notes Due 2026, and cause Terra LLC to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, asset sales and distributions, and may also use debt or equity capital sources or facilities, including exchange offers.

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	September 30, 2025						December 31, 2024
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)	(2)	(2)	(2)	$—	$—	$—	$48,188,441
Total				—	—	—	48,188,441
Non-Recourse Financing:
Promissory notes payable (3)(4)	March 2026	March 2026 - March 2027	9.26%	62,886,384	N/A	28,904,992	40,694,390
Property mortgages - fixed rate	June 2028	June 2028	6.25%	47,640,937	N/A	20,700,000	40,250,000
Property mortgages - variable rate (5)	(5)	(5)	(5)	—	N/A	—	34,100,000
Total				110,527,321		49,604,992	115,044,390
Other Secured Financing:
Revolving line of credit (6)	(6)	(6)	(6)	—	—	—	16,361,111
Term loan (7)	December 2027	December 2028	9.00%	49,116,475	10,000,000	10,000,000	10,000,000
Secured borrowings (3)(8)	Nov 2026 - Jun 2027	Nov 2026 - Jun 2027	9.54%	62,673,312	31,250,000	31,250,000	18,000,000
Total				111,789,787	41,250,000	41,250,000	44,361,111
				$222,317,108	$41,250,000	90,854,992	207,593,942
Unamortized deferred financing costs and other						(1,060,806)	(1,875,160)
Secured financing agreements, net						$89,794,186	$205,718,782
_______________
(1)Amount is calculated using the applicable index rate as of September 30, 2025.
(2)In June 2025, the outstanding balance was repaid in full and the facility was terminated.
(3)These facilities are used to finance the Company’s senior loan investments.

Notes to Unaudited Consolidated Financial Statements

(4)Interest rates are based on Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%.
(5)In August 2025, the pledged asset was sold and the outstanding balance was repaid in full (Note 5).
(6)On July 1, 2025, the outstanding balance was repaid in full and the facility was terminated.
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
(8)Interest rates are based on Term SOFR plus a spread of 5.0% with a combined floor rate ranging from 9.32% to 9.85%.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of deferred financing costs and others	$629,017	$878,986	$1,347,133	$2,400,370

Proceeds from secured financing			$24,805,321	$60,663,166
Principal repayments on secured financing			$(141,949,552)	$(159,125,167)

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of September 30, 2025, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2025 are as follows:

Years Ending December 31,	Total
2025 (October 1 through December 31)	$—
2026	165,654,992
2027	28,000,000
2028	20,700,000
2029	—
214,354,992
Unamortized deferred financing costs and other	(2,461,820)
Total	$211,893,172

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of September 30, 2025 and December 31, 2024, obligations under participation agreements were $18.2 million and $18.2 million, respectively. (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 19.31% and 19.53%, respectively.

Notes to Unaudited Consolidated Financial Statements

Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to approximately $5.6 million and $18.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitment
As discussed in Note 4, on August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. As of September 30, 2025 and December 31, 2024, the unfunded investment commitment was $11.3 million and $10.1 million, respectively.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,738,859)	$(7,803,936)	$(17,196,019)	$(21,527,220)
Weighted-average shares outstanding - basic and diluted	24,339,016	24,337,029	24,338,595	24,336,591
Loss per share - basic and diluted	$(0.28)	$(0.32)	$(0.71)	$(0.88)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2025 and December 31, 2024, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of September 30, 2025, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

Notes to Unaudited Consolidated Financial Statements

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
For the three months ended September 30, 2025 and 2024, the Company made distributions to investors totaling $2.3 million and $4.7 million respectively, all of which were returns of capital. For the nine months ended September 30, 2025 and 2024, the Company made distributions to investors totaling $9.3 million and $14.0 million respectively, all of which were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the nine months ended September 30, 2025 and 2024, the Company issued 1,431 and 1,338 shares of Class B Common Stock for a total of $13,344 and $14,897 pursuant to the Plan, respectively.

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

•our ability to fund our liquidity needs and upcoming debt maturities through ordinary course loan repayments, asset sales and distributions and debt or equity capital sources or facilities, including exchange offers;

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

    As of September 30, 2025, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of ten loans in eight states with an aggregate net principal balance of $235.2 million, a weighted average coupon rate of 13.2% and a weighted average remaining term to maturity of 0.8 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of September 30, 2025, our portfolio included underlying properties located in ten markets, across eight states and includes property types such as multifamily housing, student housing, commercial offices, medical offices, retail, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of September 30, 2025, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

	September 30, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	7	10	1	10
Principal balance	$13,962,852	$239,260,675	$253,223,527	$18,000,000	$235,223,527
Carrying value	13,173,349	190,318,700	203,492,049	18,177,137	185,314,912
Fair value	13,045,132	190,686,761	203,731,893	18,177,137	185,554,756
Weighted average coupon rate (4)	9.38%	14.01%	13.81%	19.31%	13.18%
Weighted-average remaining term (years) (5)	1.73	0.76	0.83	—	0.83

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	11	13	1	13
Principal balance	$12,680,463	$304,574,560	$317,255,023	$18,000,000	$299,255,023
Carrying value	12,106,695	262,542,450	274,649,145	18,177,107	256,472,038
Fair value	11,740,671	264,796,547	276,537,218	18,254,853	258,282,365
Weighted average coupon rate (4)	8.50%	13.18%	13.04%	19.53%	12.52%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	0.10	0.99
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 4.31% and Term SOFR of 4.13% as of September 30, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of September 30, 2025 and December 31, 2024, amount included $123.7 million and $208.0 million of senior mortgages used as collateral for $60.2 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of September 30, 2025 and December 31, 2024, six and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of September 30, 2025 and December 31, 2024, exclusive of any extension available.

Real Estate Owned

In addition to our net loan portfolio, we own four industrial buildings. As of September 30, 2025 and December 31, 2024, the real estate and related lease intangible assets and liabilities had a net carrying value of $47.6 million and $125.3 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $20.7 million and $74.4 million, respectively.

Equity Interest in Unconsolidated Investments

As of both September 30, 2025 and December 31, 2024, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. As of September 30, 2025 and December 31, 2024, these equity interests had total carrying value of $106.5 million and $106.8 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of September 30, 2025 and December 31, 2024 was $6.56 and $7.63, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended September 30, 2025 and 2024, we invested $7.4 million and $15.3 million in new and add-on investments and had $5.4 million and $21.7 million of repayments, resulting in net investment of $2.0 million and net repayments of $6.4 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the nine months ended September 30, 2025 and 2024, we invested $17.6 million and $73.1 million in new and add-on investments and had $38.9 million and $103.8 million of repayments, resulting in net repayments of $21.2 million and $30.8 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Net Loan Portfolio Information

    The tables below set forth the types of loans in our loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our proportionate share of the loans, based on our economic ownership of these loans. Percentages of total represented below are calculated as a percentage of the total carrying value.

	September 30, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$123,742,975	$125,559,696	67.8%	$207,985,740	$209,496,879	81.6%
Preferred equity investments	80,179,704	28,414,638	15.3%	76,224,551	31,937,149	12.5%
Mezzanine loans	31,300,848	31,340,578	16.9%	15,044,732	15,038,010	5.9%
Total	$235,223,527	$185,314,912	100.0%	$299,255,023	$256,472,038	100.0%

	September 30, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Multifamily	$75,396,135	$75,100,897	40.5%	$60,969,051	$60,662,514	23.7%
Office	101,445,260	50,616,476	27.3%	116,539,650	72,991,791	28.4%
Infill land	47,206,938	48,399,963	26.1%	56,307,815	57,050,952	22.2%
Industrial	7,000,000	6,992,009	3.8%	7,000,000	6,966,233	2.7%
Mixed-use	3,240,060	3,271,945	1.8%	30,438,507	29,890,548	11.7%
Retail	935,134	933,622	0.5%	—	—	—%
Student housing	—	—	—%	28,000,000	28,910,000	11.3%
Total	$235,223,527	$185,314,912	100.0%	$299,255,023	$256,472,038	100.0%

	September 30, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Washington	$38,653,822	$38,834,990	21.0%	$26,894,593	$26,907,157	10.5%
California	33,954,655	34,290,134	18.4%	53,006,023	53,096,008	20.6%
Georgia	31,468,468	31,655,123	17.1%	30,562,858	30,586,450	11.9%
New York	76,004,510	24,209,071	13.1%	75,657,255	31,536,808	12.3%
Arizona	24,300,848	24,348,569	13.1%	33,407,815	33,005,952	12.9%
New Jersey	22,906,090	24,051,394	13.0%	22,900,000	24,045,000	9.4%
Massachusetts	7,000,000	6,992,009	3.8%	7,000,000	6,966,233	2.7%
Illinois	935,134	933,622	0.5%	—	—	—%
North Carolina	—	—	—%	21,826,479	21,418,430	8.4%
Utah	—	—	—%	28,000,000	28,910,000	11.3%
Total	$235,223,527	$185,314,912	100.0%	$299,255,023	$256,472,038	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues
Interest income	$5,569,747	$9,404,033	$(3,834,286)	$22,359,781	$29,987,792	$(7,628,011)
Real estate operating revenue	1,641,585	2,736,881	(1,095,296)	5,794,243	8,175,207	(2,380,964)
Other operating income	83,907	65,385	18,522	208,075	226,165	(18,090)
	7,295,239	12,206,299	(4,911,060)	28,362,099	38,389,164	(10,027,065)
Operating expenses
Operating expenses reimbursed to Manager	881,382	1,341,587	(460,205)	3,272,181	5,852,522	(2,580,341)
Asset management fee	1,171,222	1,504,536	(333,314)	3,819,677	4,839,549	(1,019,872)
Asset servicing fee	281,735	360,606	(78,871)	920,900	1,162,126	(241,226)
Provision for (reversal of provision for) credit losses	2,425,296	(687,598)	3,112,894	5,919,213	3,761,838	2,157,375
Real estate operating expenses	201,980	586,293	(384,313)	2,739,007	2,059,570	679,437
Depreciation and amortization	680,481	1,746,737	(1,066,256)	3,251,414	5,610,538	(2,359,124)
Professional fees	940,911	573,526	367,385	2,218,692	2,285,175	(66,483)
Impairment charge	—	—	—	3,399,684	—	3,399,684
Directors’ fees	68,750	83,750	(15,000)	234,272	259,060	(24,788)
Other	152,702	89,286	63,416	453,777	452,791	986
	6,804,459	5,598,723	1,205,736	26,228,817	26,283,169	(54,352)
Operating income	490,780	6,607,576	(6,116,796)	2,133,282	12,105,995	(9,972,713)
Other income and expenses
Interest expense on secured financing	(3,728,682)	(6,487,146)	2,758,464	(11,768,739)	(20,357,898)	8,589,159
Interest expense on unsecured notes payable	(2,521,155)	(2,465,390)	(55,765)	(7,520,199)	(7,358,342)	(161,857)
Interest expense on obligations under participation agreements	(950,836)	(779,793)	(171,043)	(2,780,479)	(2,168,936)	(611,543)
Unrealized (loss) gain on investments, net	—	(74,849)	74,849	(75)	103,721	(103,796)
Income from equity interest in unconsolidated investments	795,029	1,025,176	(230,147)	5,620,736	2,223,759	3,396,977
Loss on sale of real estate, net	(823,995)	—	(823,995)	(2,880,545)	—	(2,880,545)
Loss on repayment of loan	—	(5,629,510)	5,629,510	—	(5,629,510)	5,629,510
Realized loss on investments, net	—	—	—	—	(446,009)	446,009
	(7,229,639)	(14,411,512)	7,181,873	(19,329,301)	(33,633,215)	14,303,914
Net loss	$(6,738,859)	$(7,803,936)	$1,065,077	$(17,196,019)	$(21,527,220)	$4,331,201

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured financing agreements.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$250,326,968	13.5%	$394,158,779	12.7%
Obligations under participation agreements	(20,057,753)	19.3%	(15,000,000)	20.2%
Secured borrowing	(31,250,000)	9.5%	—	—%
Promissory notes payable	(28,517,735)	9.3%	(52,264,913)	10.1%
Repurchase agreements payable	—	—%	(75,061,487)	8.6%
Revolving line of credit payable	—	—%	(34,761,111)	8.2%
Net loans (3)	$170,501,480	14.2%	$217,071,268	15.0%
Senior loans
Gross loans	$166,789,792	14.1%	$301,309,122	12.7%
Secured borrowing	(31,250,000)	9.5%	—	—%
Promissory notes payable	(28,517,735)	9.3%	(52,264,913)	10.1%
Repurchase agreements payable	—	—%	(75,061,487)	8.6%
Revolving line of credit payable	—	—%	(34,761,111)	8.2%
Net loans (3)	$107,022,057	16.8%	$139,221,611	17.0%
Subordinated loans (4)
Gross loans	$83,537,176	12.2%	$92,849,657	12.9%
Obligations under participation agreements	(20,057,753)	19.3%	(15,000,000)	20.2%
Net loans (3)	$63,479,423	9.9%	$77,849,657	13.0%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$274,224,477	13.3%	$446,837,869	12.7%
Obligations under participation agreements	(19,208,612)	18.9%	(14,014,599)	18.8%
Secured borrowing	(20,476,557)	9.5%	—	—%
Promissory notes payable	(32,548,889)	9.3%	(66,227,552)	10.1%
Repurchase agreements payable	(22,984,903)	9.0%	(76,680,105)	8.6%
Revolving line of credit payable	(8,736,345)	7.5%	(38,786,372)	8.2%
Net loans (3)	$170,269,171	14.8%	$251,129,241	15.0%
Senior loans
Gross loans	$190,332,555	13.7%	$343,982,323	12.6%
Secured borrowing	(20,476,557)	9.5%	—	—%
Promissory notes payable	(32,548,889)	9.3%	(66,227,552)	10.1%
Repurchase agreements payable	(22,984,903)	9.0%	(76,680,105)	8.6%
Revolving line of credit payable	(8,736,345)	7.5%	(38,786,372)	8.2%
Net loans (3)	$105,585,861	17.4%	$162,288,294	16.6%
Subordinated loans (4)
Gross loans	$83,891,922	12.2%	$102,855,546	13.3%
Obligations under participation agreements	(19,208,612)	18.9%	(14,014,599)	18.8%
Net loans (3)	$64,683,310	10.2%	$88,840,947	12.4%
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

Interest Income

    For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, interest income decreased by $3.8 million and $7.6 million, respectively, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans.

Real Estate Operating Revenue

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, real estate operating revenue decreased by $1.1 million, primarily due to the sale of four industrial buildings in 2025, as well as the expiration of a lease in December 2024.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, real estate operating revenue decreased by $2.4 million, primarily due to the sale of four industrial buildings in 2025, the expiration of a lease in December 2024, and the write off of an unamortized below-market rent intangible in January 2024 in connection with a lease termination.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (as amended, the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, operating expenses reimbursed to our Manager decreased by $0.5 million and $2.6 million, respectively, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, asset management fees decreased by $0.3 million and $1.0 million, respectively, primarily due to a decrease in total assets under management resulting from repayment of loans as well as the sale of four industrial buildings in 2025.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, asset servicing fees decreased by $0.1 million and $0.2 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans as well as the sale of four industrial buildings in 2025.

Provision for (Reversal of Provision for) Credit Losses

    We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the three and nine months ended September 30, 2025, provision for credit losses was $2.4 million and $5.9 million, respectively, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

For the three months ended September 30, 2024, we recorded a reversal of provision for credit losses of $0.7 million, primarily due to an increase in modeled economic forecasts for commercial real estate and the overall shortening duration of loans in the portfolio, partially offset by a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

    For the nine months ended September 30, 2024, provision for credit losses was $3.8 million, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan as well as a decline in modeled macroeconomic forecasts for commercial real estate.

Real Estate Operating Expenses

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, real estate operating expenses decreased by $0.4 million, primarily due to the sale of three industrial buildings.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, real estate operating expenses increased by $0.7 million, primarily due to an increase in real estate taxes as well as an increase in repairs and maintenance, partially offset by a reduction in operating expenses driven by the sale of four industrial buildings in 2025.

Depreciation and Amortization

For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, depreciation and amortization decreased by $1.1 million and $2.4 million, respectively, primarily due to the sale of four industrial buildings in 2025, as well as the write off of the unamortized in-place lease intangibles in January 2024 in connection with a lease termination.

Professional Fees

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, professional fees increased by $0.4 million, primarily due to legal fees incurred in connection with a review of strategic financings and alternatives for our company in 2025.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, professional fees remained substantially the same.

Impairment Charge

For the nine months ended September 30, 2025, in connection with the pending sale of two industrial buildings, we recorded an impairment charge of $3.4 million to reduce the carrying value of these industrial buildings to their estimated selling price less the costs to sell. There was no such impairment charge for the three months ended September 30, 2025 or for the three and nine months ended September 30, 2024.

Interest Expense on Secured Financing

Our secured financing agreements consisted of two repurchase agreements, revolving line of credit, term loan, promissory notes, secured borrowings and property mortgages. The outstanding amounts under the two repurchase agreements and the revolving line of credit were repaid in full and the facilities were terminated in February 2024, June 2025 and July 2025, respectively.

For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, interest expense on secured financing decreased by $2.8 million and $8.6 million, respectively, as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, interest expense on unsecured notes payable increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in the amortization of financing costs using the effective interest rate method.

Interest from Obligations under Participation Agreements

    For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, interest expense from obligations under participation agreements increased by $0.2 million and $0.6 million, respectively, primarily as a result of an increase in the weighted average principal amount outstanding.

Unrealized (Loss) Gain on Investments, Net

For the three months ended September 30, 2024, we recorded an unrealized loss on investments of $0.1 million, primarily due to a decrease in the fair value of our marketable securities during the period.

For the nine months ended September 30, 2024, we recorded an unrealized gain on investments of $0.1 million, primarily due to an increase in the fair value of our marketable securities during the period.

There was no such unrealized gain or loss for the three and nine months ended September 30, 2025.

Income (Loss) from Equity Interest in Unconsolidated Investments

As of both September 30, 2025 and December 31, 2024, we owned a 14.9% equity interest in RESOF, an affiliated limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from equity interest in RESOF	$2,734,999	$1,932,624	$7,754,538	$4,706,892
Loss from equity interest in the joint ventures (1)	(2,608,870)	(1,488,677)	(4,036,327)	(3,140,340)
Income from other equity investment	668,900	581,229	1,902,525	657,207
	$795,029	$1,025,176	$5,620,736	$2,223,759

For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, equity income from RESOF increased as a result of an increase in RESOF’s net income generated by an increase in the amount of invested capital.

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, equity loss from the joint ventures increased primarily due to a loss recognized by a joint venture in connection with a loss incurred on a portfolio investment. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, equity loss from the joint ventures increased primarily due to a loss recognized by a joint venture in connection with a loss incurred on a portfolio investment, partially offset by a gain recognized by a joint venture in connection with the sale of property in 2024.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, equity income from the other equity investment increased primarily due to an increase in interest income resulting from increased outstanding principal balance. For the nine months ended September 30,

2025 as compared to the nine months ended September 30, 2024, the increase in income from other equity investment is due to holding the investment for a longer period of time in the current period.

Loss on Sale of Real Estate, Net

For the three and nine months ended September 30, 2025, we sold three and four industrial buildings, respectively, and recognized a net loss on sale of $0.8 million and $2.9 million, respectively. There was no such loss for the three and nine months ended September 30, 2024.

Loss on Repayment of Loan

In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million for the three and nine months ended September 30, 2024, which included the write-off of interest receivable of $4.8 million. There was no such loss for the three and nine months ended September 30, 2025.

Realized Loss On Investments, Net

For the nine months ended September 30, 2024, we sold a portion of our investments in trading securities and recognized a net loss on sale of $0.4 million. There was no such realized loss for the three months ended September 30, 2024 and three and nine months ended September 30, 2025.

Net Loss

    For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, the resulting net loss decreased by $1.1 million and by $4.3 million, respectively.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments, cash generated from our operating results and unused borrowing capacity under our financing sources. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including our senior notes and term loan. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

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

    We expect to fund approximately $5.6 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligations under participation agreements of $18.0 million will mature in the next twelve months. We will use the proceeds from the repayment of the corresponding investment to repay the participation obligations. Additionally, two promissory notes payable with a total outstanding principal balance of $28.9 million that are collateralized by senior loans with an aggregate principal balance of $61.6 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loans to repay the promissory notes payable. Finally, Terra LLC’s 7.00% unsecured senior notes due 2026 (the “7.00% Senior Notes Due 2026”) and our 6.00% unsecured senior notes due 2026 (the “6.00% Senior Notes Due 2026”) with an outstanding principal balance of $38.4 million and $85.1 million, respectively, are scheduled to mature on March 31, 2026 and June 30, 2026, respectively. We intend to repay the 6.00% Senior Notes Due 2026, and intend to cause Terra LLC, our wholly owned subsidiary, to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, asset sales and distributions and may also use debt or equity capital sources or facilities, including exchange offers. However, no assurance can be given that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As previously disclosed, we may repurchase certain of our 6.00% Senior Notes Due 2026 and the 7.00% Senior Notes Due 2026. The repurchases may be made directly by us or made indirectly through an affiliated purchaser entity managed by our Manager and co-owned by us and other vehicles managed by our Manager or its affiliates. Such affiliate purchaser entity may also purchase third-party marketable securities. The timing and amount of any transactions will be determined by our Manager based on its evaluation of market conditions, prices, legal requirements and other factors, and may be made from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all SEC rules and other legal requirements.

Summary of Financing

The table below summarizes our debt financing as of September 30, 2025:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	N/A	$85,125,000	N/A	6.00%	June 2026
Unsecured notes payable	N/A	38,375,000	N/A	7.00%	March 2026
Property mortgages	N/A	20,700,000	N/A	6.25%	June 2028
Term loan payable	N/A	10,000,000	N/A	9.00%	December 2027
		$154,200,000
Variable Rate:
Promissory notes payable	N/A	28,904,992	N/A	Term SOFR plus a spread ranging from 4.75% to 5.98% with a combined floor rate ranging from 9.0% to 11.28%	March 2026
Secured borrowing	N/A	31,250,000	N/A	Term SOFR + 5%, (combined floor rate ranging from 9.32% to 9.85%)	Nov 2026 - Jun 2027
	N/A	$60,154,992

Cash Flows Used in Operating Activities

    For the nine months ended September 30, 2025, cash flows used in operating activities were $2.2 million compared to $5.6 million for the nine months ended September 30, 2024. The decrease in cash flows used in operating activities was primarily due to a decrease in contractual interest expense, partially offset by a decrease in contractual interest income.

Cash Flows Provided by Investing Activities

    For the nine months ended September 30, 2025, cash flows provided by investing activities were $133.5 million, primarily related to proceeds from repayment of loans of $89.7 million and proceeds from sale of real estate of $69.1 million, partially offset by origination, purchase and funding of loans of $25.7 million and capital contributions to and purchase of equity interests in unconsolidated investments of $1.8 million.
    For the nine months ended September 30, 2024, cash flows provided by investing activities were $117.9 million, primarily related to proceeds from repayment of loans of $206.0 million and promissory note receivable of $9.5 million, partially offset by origination, purchase and funding of loans of $49.8 million and capital contributions to and purchase of equity interests in unconsolidated investments of $47.2 million.

Cash Flows Used in Financing Activities

    For the nine months ended September 30, 2025, cash flows used in financing activities were $128.2 million, primarily related to principal repayments on secured financing of $141.9 million, distributions paid of $9.3 million, repayments on obligations under participation agreements of $2.6 million and a decrease in interest reserve and other deposits held on investments of $1.7 million, partially offset by proceeds from secured financing of $24.8 million and proceeds from obligations under participation agreements of $2.6 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination and extension fee expense (1)	$130,952	$207,631	$1,386,688	$839,795
Asset management fee	1,171,222	1,504,536	3,819,677	4,839,549
Asset servicing fee	281,735	360,606	920,900	1,162,126
Operating expenses reimbursed to Manager	881,382	1,341,587	3,272,181	5,852,522
Disposition fee (2)	876,331	432,224	1,468,020	907,224
Total	$3,341,622	$3,846,584	$10,867,466	$13,601,216
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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2025 and December 31, 2024, amount outstanding under the promissory note payable was $38.1 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of September 30, 2025, the principal balance of our participation obligation was $18.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the nine months ended September 30, 2025 and 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $19.2 million and $14.0 million, respectively, and the weighted average interest rate was approximately 18.9% and 18.8%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

September 30, 2025
Variable rate investments	$239,260,675
Variable rate debt	$60,154,992

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of September 30, 2025 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(1,815,644)	$2,392,607
Decrease (increase) in interest expense from variable rate debt	14,770	(495,187)
Net increase (decrease) in investment income from variable rate instruments	$(1,800,874)	$1,897,420

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the nine months ended September 30, 2025 and 2024, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
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

Date: November 7, 2025

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)