Form 10-K
period 2025-12-31
Terra Property Trust, Inc.
filed 2026-03-19
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 19, 2026, the registrant had 24,340,069 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

i

CERTAIN DEFINITIONS
Except as otherwise specified herein, the terms: “we,” “us,” “our,” “our company” and the “company” refer to Terra Property Trust, Inc., a Maryland corporation, together with its subsidiaries. Additionally, the following defined terms are used in this Annual Report on Form 10-K.

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC or Terra Fund 4); “Terra Fund 5” refers to Terra Secured Income Fund 5, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “TIFI” refers to Terra Income Fund International; “Terra BDC” refers to Terra Income Fund 6, Inc.; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P.; “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC, a subsidiary of RESOF; “VS2” refers to Mavik Real Estate Special Opportunities VS2, L.P.; “VS2 REIT” refers to Mavik Real Estate Special Opportunities VS2 REIT, LLC, a subsidiary of VS2; and “Terra LLC” refers to Terra Income Fund 6, LLC, our wholly owned subsidiary;

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

•our ability to consummate any exchange offers and consent solicitations on anticipated terms or at all, and there can be no assurance that any such exchange offers or consent solicitations will be successful;

•the performance and financial condition of our borrowers;

•changes in interest rates and the market value of our assets;

•borrower defaults or decreased recovery rates from our borrowers;

•changes in prepayment rates on our loans;

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: our Manager, Terra Capital Partners, Terra Fund 7, Terra 5 International, TIFI, Terra Offshore REIT, RESOF, VS2, Mavik Capital Management, LP, or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company, a listing of our shares of common stock on a national securities exchange, an amendment of our charter to incorporate certain provisions generally required by state securities regulators to allow us to publicly sell unlisted shares (provided that such provisions would only take effect when a registration statement related to the publicly offered unlisted shares is declared effective), or an adoption of a share repurchase plan or a strategic business combination, in each case, which may include the distribution of our common stock indirectly owned by certain of our affiliate funds (the “Terra Funds”) to the ultimate investors in the Terra Funds, and the timing of any such transactions;

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
•Limited participation in the exchange offers described in the Registration Statement could result in Terra LLC defaulting on the 7.00% Senior Notes Due 2026 that remain outstanding after such exchange offers are completed.
•Limited participation in the exchange offers described in the Registration Statement could result in us defaulting on the 6.00% Senior Notes Due 2026 that remain outstanding after such exchange offers are completed.
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

    Each of our investments was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2025, our portfolio included underlying properties located in nine markets, across seven states and includes property types such as multifamily housing, student housing, commercial offices, retail, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. merged with and into Terra Income Fund 6, LLC, our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as our wholly owned subsidiary. Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of our Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.
On February 13, 2026, we filed a registration statement on Form S-4 (as amended on March 12, 2026 and as may be amended from time to time, the “Registration Statement”) with the Securities and Exchange Commission in connection with registered exchange offers to exchange any and all of our outstanding 6.00% unsecured senior notes due 2026 (the “6.00% Senior Notes Due 2026”) and Terra LLC’s 7.00% unsecured senior notes due 2026 for newly issued Senior Secured Notes due 2029 by the Company. In connection with the exchange offer relating to our 6.00% Senior Notes Due 2026, we are also soliciting consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants therein, eliminate certain events of default terms and conditions and eliminate provisions related to our reporting obligations thereunder. The exchange offers and consent solicitation were scheduled to expire on March 16, 2026, unless extended. On March 12, 2026, we amended the Registration Statement to reduce the interest rate on the newly issued senior secured notes offered in the exchange offer from 9.75% to 7.00% and to extend the expiration date of the exchange offers and consent solicitation to March 26, 2026. For additional information regarding the exchange offers and consent solicitation, including the terms and conditions thereof, please refer to the Registration Statement, including the prospectus contained therein.
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
One of the potential future liquidity transactions that we continue to evaluate is a “direct listing” of our Class A Common stock, $0.01 par value per share (“Class A Common Stock”), on a national securities exchange (i.e., a listing not involving a concurrent public offering of newly issued shares). If market conditions are not supportive of a direct listing that would in our view lead to a constructive trading environment for the Class A Common Stock, we will explore alternative paths to pursue our investment strategy and provide liquidity to our investors, including converting our company into a traditional “non-traded REIT.” As part of a potential conversion to a non-traded REIT, we would adopt a customary share repurchase plan pursuant to which our investors could request to have their shares of our common stock redeemed for cash.

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

Terra Capital Partners is a real estate credit focused investment manager based in New York City with a 20-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types through multiple pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2025 have been secured by approximately 13.9 million square feet of office properties, 3.8 million square feet of retail properties, 11.1 million square feet of industrial properties, 5,559 hotel rooms and 33,796 apartment units. The value of the properties underlying this capital was approximately $14.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

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

Our Financing Strategy

    Prior to the REIT Formation, we utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT Formation Transaction, as described under “—Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which currently consists of secured and unsecured notes payable, borrowings under first mortgage financings, a term loan, and secured borrowings. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    As of December 31, 2025, we had outstanding indebtedness, consisting of unsecured notes payable of $118.8 million and secured financing of $62.0 million.

Additionally, from time to time, we may enter into participation agreements with related parties, primarily other affiliated funds managed by the Manager, and to a lesser extent, unrelated parties. The purpose of the participation agreements is to allow us and an affiliate to originate a specified loan when, individually, we do not have the liquidity to do so. We do not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). As our access to capital and financial flexibility has grown, our use of participation agreements has diminished. As of December 31, 2025, we had obligations under one participation agreement with an aggregate outstanding principal amount of $18.0 million.

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

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2025, we owned three first mortgage loans with a total net principal amount of $86.5 million, which constituted 44.9% of our net loan investment portfolio. As of December 31, 2025, we used $63.6 million of senior mortgage loans as collateral for $31.3 million of borrowings under secured financing agreements.

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

    Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2025, we did not own any B-notes.

    Mezzanine Loans. These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2025, we owned two mezzanine loans with a total net principal amount of $24.7 million, which constituted 12.8% of our net loan investment portfolio.

    Preferred Equity Investments. These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2025, we owned four preferred equity investments with a total net principal amount of $81.3 million, which constituted 42.2% of our net loan investment portfolio.

    Equity Participations. In connection with our loan investments, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2025, we did not own any equity participations.

Operating Real Estate and Real Estate Owned. From time to time, we may acquire operating real estate properties that meet our investment criteria. As well, we may assume control of properties acquired in connection with foreclosures or deed in lieu of foreclosure. As of December 31, 2025, we owned four industrial buildings purchased in 2023. The real estate and related lease intangible assets and liabilities had a net carrying value of $47.4 million, and the mortgage loans payable encumbering the industrial buildings had an outstanding principal amount of $20.7 million.

Equity Interest in Unconsolidated Investments and Joint Ventures. We may, to the extent consistent with our qualification as a REIT, invest in our targeted assets directly or through joint ventures. As of December 31, 2025, we owned equity interest in two limited partnerships that invest in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. We also owned beneficial equity interests in five joint ventures that invest in real estate properties and opportunistic debt and equity securities, and a preferred equity investment with residual profit sharing from sale of the underlying property. The equity interests had a total carrying value of $70.0 million as of December 31, 2025.

    Other Real Estate-Related Securities. We may invest in other real estate-related securities, which may include marketable securities and securitizations, so long as such securities do not constitute more than 15% of our assets. As of December 31, 2025, we did not own any other real estate-related securities.

Non-Real Estate-Related Investments
    From time to time, to the extent consistent with our qualification as a REIT for so long as we elect to be taxed as a REIT, we invest in strategic non-real estate-related investments that align with our investment objectives and criteria. As of December 31, 2025, we owned $26.2 million in non-real estate-related investments, which include equity interests in non-real estate operating companies across various industries, including life insurance and equipment financing. Non-real estate-related investments may take various forms, including preferred and common equity interests in private companies and other financial assets.

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

Operating and Regulatory Structure

REIT Qualification

    We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2016. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries (“TRSs”), should we decide to utilize TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from our TRSs, should we form a TRS in the future. As of December 31, 2025, we had one TRS, but the TRS had no activity and no current or deferred taxes. We will continue to file a return for the TRS until it is dissolved.

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

    We and certain of our subsidiaries may at times rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than 25 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

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

    We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five year anniversary of our initial public offering of our common stock occurs.

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

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Employees; Staffing; Human Capital

    We are supervised by our Board consisting of five directors. We have entered into a management agreement (“Management Agreement”) with our Manager pursuant to which certain services are provided by our Manager and paid for by us. Our Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees.

Information About our Executive Officers

The names, ages, positions and biographies of our officers are as follows:

Name	Age	Position(s) Held with the Company
Vikram S. Uppal	42	Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer
Sarah Schwarzschild	45	Chief Operating Officer
Gregory M. Pinkus	61	Chief Financial Officer, Treasurer and Secretary
Daniel J. Cooperman	51	Chief Originations Officer

Vikram S. Uppal has served as the Chairman of the Board of Directors since November 2021, one of our directors from February 2018 to November 2021 and as Chief Executive Officer for our company, our Manager, Terra Fund Advisors and Terra Capital Partners since December 2018, a director of RESOF since October 2020 and a director of VS2 since December 2024. Mr. Uppal has also served as Chief Investment Officer for our company, Terra Capital Partners and our Manager since February 2018. Mr. Uppal served as the Chief Executive Officer of Terra Income Advisors and Terra BDC from April 2019 to October 2022 and as the Chairman of the board of directors and President of Terra BDC from November 2019 to October 2022. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

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

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our company and the Chief Financial Officer and Chief Operating Officer of our Manager, and Terra Fund Advisors since January 2016, October 2017, and October 2017, respectively. Mr. Pinkus also served as the Chief Operating Officer of our company from January 2016 to February 2024. He also served as (i) the Chief Financial Officer of Terra Capital Advisors, LLC, Terra Capital Advisors 2, LLC and Terra Income Advisors 2 since May 2012, September 2012 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, LLC, Terra Capital Advisors 2, LLC and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; (v) a director of RESOF since October 2020; (vi) a director of VS2 since December 2024, and (vii) the Chief Financial Officer and Chief Operating Officer of Terra Income Advisors and the Chief Financial Officer, Treasurer and Secretary of Terra BDC from May 2013 to October 2022 and the Chief Operating Officer of Terra BDC from July 2014 to October 2022. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of our company, our Manager, and Terra Fund Advisors since January 2016, September 2017 and September 2017, respectively, and as a director of VS2 since December 2024. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors, LLC and Terra Capital Advisors 2, LLC since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors, LLC and Terra Capital Advisors 2, LLC since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations of Terra BDC from June 2014 to June 2014; (iii) Terra Income Advisors and Terra BDC from February 2015 to October 2022, having previously served as Managing Director of Originations from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has over 25 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

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

Item 1A. Risk Factors.

    Before making an investment decision, you should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K. The risks set forth below are not the only risks we face, and the risks to which we are exposed may change or evolve over time. We may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our results of operations, financial condition and cash flows could be materially adversely affected. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

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

    Manager Compensation: We expect we will enter into a new management agreement with our Manager or an affiliate of our Manager. The recurring management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market-based fees determined in the case of any initial public offering by discussions between our Manager and the underwriters involved in the initial public offering. Any such fees are expected to be paid in lieu of the fees currently payable to our Manager.

    Transfer Restrictions: We expect that shares currently held by our stockholders will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws.

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

    As of December 31, 2025, Terra Fund 7 and Terra Offshore REIT hold approximately 8.7% and 10.1% of our issued and outstanding Class B Common Stock, respectively. Our Manager also serves as manager to Terra Offshore REIT. As a result, our Manager and its affiliates (for the period that such shares continue to be held by Terra Fund 7 and Terra Offshore REIT and not distributed to their respective equity owners), subject to a voting agreement as described below, hold significant voting power over matters submitted to our stockholders for approval, including:

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
For the years ended December 31, 2025 and 2024, our Board declared total cash distributions of $0.48 and $0.76 per share, respectively, which were paid monthly.
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

Our Manager values our real estate-related loans based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the loans, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In certain cases, our Manager has underestimated the losses relative to the price we pay for a particular investment, and if such underestimation were to continue, we could experience losses with respect to such investment, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

Further, from time to time and in the ordinary course of business, our Manager may make exceptions to our predetermined loan underwriting guidelines. Loans originated with exceptions have resulted and may continue to result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

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

The use of artificial intelligence by us, our Manager, our borrowers or third-party service providers could expose us to operational, legal, regulatory and competitive risks.

Artificial intelligence (“AI”) and machine learning technologies are increasingly being adopted across financial services, commercial real estate finance, data analytics, valuation, underwriting and cybersecurity. We, our Manager, our borrowers and third-party service providers may use or rely on AI-based tools in connection with investment analysis, underwriting, asset management, valuation models, cybersecurity, data processing or other business functions. The use of AI involves risks and challenges, including the potential for inaccurate or biased outputs, flawed assumptions, data privacy or confidentiality breaches, cybersecurity vulnerabilities, intellectual property concerns and evolving legal and regulatory requirements.

If AI-based tools or models are improperly designed, implemented or supervised, or if underlying data is incorrect, misleading or incomplete, their use could result in flawed investment decisions, operational disruptions, regulatory scrutiny, litigation exposure or reputational harm. In addition, the legal and regulatory frameworks governing AI continue to evolve, and future laws, regulations or enforcement actions could limit permissible uses of AI, increase compliance costs or impose liability for outcomes that may be difficult to predict or control. Our inability, or the inability of our Manager or service providers, to effectively manage the risks associated with AI or adapt to rapid technological change could adversely affect our business, financial condition and results of operations.

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

We have, in certain cases, provided a defaulting borrower with concessions that we would not typically offer and may continue to do so in the future. Modifications may include interest rate reductions, principal adjustments, term extensions, deferral of payments, or the capitalization of interest. Such adjustments are intended to mitigate potential losses and avoid foreclosure or asset repossession. However, these modifications may impact our liquidity and could have a material adverse effect on our operating results.

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

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower’s default under the mortgage loan is continuing could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment at all or on a timely basis, and of being exposed to the risks attendant to the ownership of real property.

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

Our loans are concentrated in New York, California, Georgia, New Jersey and Arizona representing approximately 39.5%, 18.8%, 16.5%, 11.9% and 9.2%, respectively, of our net loan portfolio as of December 31, 2025. Additionally, we own four industrial buildings in Texas. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, our loans are concentrated in office, infill land and multifamily property types representing approximately 52.9%, 21.1% and 19.7%, respectively, of our net loan portfolio as of December 31, 2025. As a result, a downturn in any particular industry in which we are heavily invested may significantly impact the aggregate returns we realize. If an industry in which we are heavily invested suffers from adverse business or economic conditions, a material portion of our investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are generally limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our customers in California which in turn could limit their ability to borrow funds.

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

Investments we may make in B-notes are generally subject to losses. The B-notes in which we may invest from time to time may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, security or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, government fines, sanctions, or penalties (which may not be covered by our insurance policies), increased expenses and lost revenue, disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, our Board and our audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and our Manager and the measures our Manager is taking to mitigate such risks. In addition to such periodic reports, our Board and our audit committee receive updates from management as to changes to our and our Manager’s and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident. While we believe our cybersecurity risk management processes are reasonable and appropriate, they may not be effective against all emerging or future threats.

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

Various bankruptcy legislation may be proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originator of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the commercial loan market. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We follow the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as performing loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs significantly from the “incurred loss” model required previously under U.S. GAAP, which delayed recognition until it is probable a loss had been incurred. Under the CECL model, if we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period, and (iv) the end of the year in which the five-year anniversary of the initial public offering of our common stock occurs in the future, if applicable. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We and certain of our subsidiaries may from time to time rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions that may be available to us (other than the exclusions under Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets). For purposes of the Section 3(c)(5)(C) exclusion, we classify our investments based in large measure on no-action letters issued by the staff of the SEC, and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action letters were issued more than 25 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying real estate assets and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets we hold for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and investment strategy. Such changes may prevent us from operating our business successfully.

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

The recurring asset management and asset servicing fees we pay our Manager may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fees are payable regardless of our performance.

We pay our Manager recurring asset management and asset servicing fees regardless of the performance of our portfolio. Our Manager’s entitlement to these recurring fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. We would be required to pay our Manager these recurring fees in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. In addition, our Manager is entitled to certain transaction-based fees, including origination and extension fees, disposition fees and transaction breakup fees, which may incentivize our Manager to recommend or pursue originations, acquisitions, dispositions, loan modifications, extensions or other transactions, even if such transactions do not result in improved financial performance or results of operations.

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

We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under our borrowings, including under the term loan, the unsecured notes and the secured borrowings, we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Depending on market conditions, additional borrowings may include credit facilities, senior notes, repurchase agreements, additional first mortgage loans and securitizations, and offers to exchange outstanding indebtedness. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce our net income. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. Any reduction in our ability to make principal and interest payments on our debt obligations, including the term loan, the unsecured notes and the revolving line of credit, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could have a material adverse effect on our results of operations, financial condition and cash flows.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.

Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect our financial condition and our ability to pay dividends. In the past, we have received waivers of certain covenants in our debt agreements, but there can be no assurance we will receive similar waivers in the future. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default, including a cross-default, and acceleration of certain of our indebtedness. Accelerating repayment and terminating the agreements will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to make principal and interest payments on our debt obligations. Any failure to make payments when due or upon acceleration could result in the foreclosure upon our assets by our lenders.

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

Limited participation in the exchange offers described in the Registration Statement could result in Terra LLC defaulting on the 7.00% Senior Notes Due 2026 that remain outstanding after such exchange offers are completed.

Participation in the exchange offers described in the Registration Statement may be limited. If only a small portion of the 7.00% Senior Notes Due 2026 are exchanged pursuant to the applicable exchange offer, a significant amount of 7.00% Senior Notes Due 2026 could remain outstanding after such exchange offers are completed.

We intend to repay the 6.00% Senior Notes Due 2026, and intend to cause Terra LLC, our wholly owned subsidiary, to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, deferral of asset management fees and operating expenses reimbursement payments to the Manager and may also use debt or equity capital sources or facilities, including exchange offers described in the Registration Statement. However, Terra LLC has limited liquidity. As previously disclosed, Terra LLC had cash and cash equivalents of approximately $0.4 million as of December 31, 2025. In addition, we are not a guarantor of the 7.00% Senior Notes Due 2026 and have no contractual obligation to lend or contribute funds to Terra LLC to enable it to repay those notes. As a result, unless we provide additional liquidity, Terra LLC may not have sufficient liquidity to repay those notes when due and could default on those obligations. In that event, as of March 31, 2026, there would be a payment default at final maturity under the 7.00% Senior Notes Due 2026. Any notes issued by us in the exchange offers and any of the Company’s 6.00% Senior Notes Due 2026 that remain outstanding would not have the benefit of any cross-default protection arising from such a payment default by Terra LLC in respect of any 7.00% Senior Notes Due 2026 that remain outstanding. Any payment default by Terra LLC could materially adversely affect us and the holders of our common stock. Terra LLC is our wholly owned subsidiary, and a default, restructuring or bankruptcy proceeding involving Terra LLC could (i) impair the value of our investment in Terra LLC, (ii) adversely affect our access to capital and our ability to obtain financing on acceptable terms, if at all, and (iii) materially adversely affect our business, financial condition, results of operations and cash flows.

Limited participation in the exchange offers described in the Registration Statement could result in us defaulting on the 6.00% Senior Notes Due 2026 that remain outstanding after such exchange offers are completed.

Participation in the exchange offers described in the Registration Statement may be limited. If only a small portion of the 6.00% Senior Notes Due 2026 are exchanged pursuant to the applicable exchange offer, a significant amount of the 6.00% Senior Notes Due 2026 could remain outstanding after such exchange offers are completed. We intend to repay the 6.00% Senior Notes Due 2026, and intend to cause Terra LLC, our wholly owned subsidiary, to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, deferral of asset management fees and operating expenses reimbursement payments to the Manager and may also use debt or equity capital sources or facilities, including exchange offers described in the Registration Statement. However, there can be no assurance that we will have sufficient liquidity or be able to obtain additional financing to repay or refinance any 6.00% Senior Notes Due 2026 that remain outstanding at their maturity on June 30, 2026. Our ability to repay or refinance these notes will depend on a number of factors, including our ability to generate liquidity though ordinary course loan repayments, asset sales and distributions, deferral of management fees and expense reimbursement payments to the Manager, our available liquidity, our ability to access capital markets, the performance and valuation of our assets and general market conditions. If we are unable to obtain additional financing, refinance the notes or otherwise generate sufficient liquidity prior to maturity, we could default on the 6.00% Senior Notes Due 2026, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Further, at the end of each calendar quarter, at least 75% of the value of our total assets must consist of cash, cash items, government securities, shares in other REITs and other qualifying real estate assets, including certain mortgage loans, mezzanine loans and certain mortgage-backed securities. The remainder of our investment in securities (other than government securities, TRS securities and securities that are qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. Furthermore, for taxable years ending before January 1, 2026, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. For taxable years beginning on or after January 1, 2026, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

Overall, for taxable years ending before January 1, 2026, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. For taxable years beginning on or after January 1, 2026, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. We intend to limit the aggregate value of the stock and securities of our TRSs, if any, to less than 20% or 25%, as applicable, of the value of our total assets (including such TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations.

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

We may engage in transactions with a TRS, in which case we intend to conduct our affairs so that we will not be subject to the 100% excise tax with respect to transactions with such TRS and so that we will comply with all other requirements applicable to our ownership of TRSs. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Continued uncertainty over U.S. fiscal and political policy could adversely affect financial markets and our business.

In recent years, financial markets have been affected by significant uncertainty relating to the stability of U.S. fiscal and political policy. For example, on August 1, 2023, Fitch Ratings Inc. downgraded the U.S. government’s sovereign credit rating to AA+, down one notch from its highest rating of AAA, citing the country’s growing debt obligations and political polarization. Ongoing concerns over federal budgeting, debt ceilings, fiscal policy priorities and political polarization continues to contribute to market volatility.

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

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, integrity, or availability of our company, employee, customer or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.

Risk of a cyber incident or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, increased expenses and lost revenue, regulatory enforcement, governmental fines, sanctions, or penalties (which may not be covered by our insurance policies), civil litigation and damage to our relationships and reputation. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technological capabilities, systems and processes to adequately address them. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, cyber incidents, human error, natural disasters and defects in design. In addition, we cannot be certain that our existing cyber insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss.

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

Further, the SEC has adopted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements became effective for us on June 15, 2024. If we fail to comply with these requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our management recognizes the importance of implementing and maintaining robust cybersecurity measures designed to address cybersecurity threats that pose risks to our business and operations. Therefore, we have established a comprehensive framework to identify, protect against, detect, respond to, and recover from cybersecurity incidents (“Incidents”). Our cybersecurity measures are designed to provide a structured approach to managing cybersecurity risks, including risks associated with emerging technologies, data governance and third-party service providers, for an effective, efficient, and orderly response to any Incident.

As a critical component of our overall risk management process, we have adopted a framework that shares existing reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Manager’s Chief Compliance Officer and Cyber Security Committee (“CSC”). Our Manager’s Chief Compliance Officer has 18 years of experience in regulatory compliance, risk management, and cybersecurity governance, with expertise in implementing and overseeing security policies in financial and REIT sectors. The CSC is composed of professionals with backgrounds in information security, IT risk management, and data protection, ensuring a well-rounded approach to cybersecurity oversight. With respect to cybersecurity risk oversight, our Board and our audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and our Manager and the measures our Manager is taking to mitigate such risks. In addition to such periodic reports, our Board and our audit committee receive updates from management as to changes to our and our Manager’s and its affiliates’ cybersecurity risk profile or certain newly identified risks.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our Class B Common Stock. As of March 19, 2026, we had 24,340,069 shares of Class B Common Stock outstanding held by 5,413 investors. As of March 19, 2026, there were no outstanding options, warrants to purchase our common stock or securities convertible into our shares of common stock.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2025.

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

    As of December 31, 2025, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of nine loans in seven states with an aggregate net principal balance of $192.4 million, a weighted average coupon rate of 13.4% and a weighted average remaining term to maturity of 0.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2025, our portfolio included underlying properties located in nine markets, across seven states and includes property types such as multifamily housing, commercial offices, industrial, retail, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

On October 1, 2022, pursuant to that certain Merger Agreement, Terra BDC merged with and into Terra LLC, our wholly owned subsidiary, with Terra LLC continuing as the surviving entity of the merger and as our wholly owned subsidiary. Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of our Class B Common Stock, $0.01 par value per share, were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

As of December 31, 2025, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

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

One of the potential future liquidity transactions that we continue to evaluate is a “direct listing” of our Class A Common Stock on a national securities exchange (i.e., a listing not involving a concurrent public offering of newly issued shares). If market conditions are not supportive of a direct listing that would in our view lead to a constructive trading environment for the Class A Common Stock, we will explore alternative paths to pursue our investment strategy and provide liquidity to our investors, including converting our company into a traditional “non-traded REIT.” As part of a potential conversion to a non-traded REIT, we would adopt a customary share repurchase plan pursuant to which our investors could request to have their shares of our common stock redeemed for cash.

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

	December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	6	9	1	9
Principal balance	$14,012,427	$196,429,911	$210,442,338	$18,020,576	$192,421,762
Carrying value	13,226,342	140,161,071	153,387,413	18,197,981	135,189,432
Fair value	13,133,944	139,806,938	152,940,882	18,197,981	134,742,901
Weighted average coupon rate (4)	9.42%	14.46%	14.16%	18.79%	13.44%
Weighted-average remaining term (years) (5)	1.48	0.59	0.71	—	0.71

	December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	11	13	1	13
Principal balance	$12,680,463	$304,574,560	$317,255,023	$18,000,000	$299,255,023
Carrying value	12,106,695	262,542,450	274,649,145	18,177,107	256,472,038
Fair value	11,740,671	264,796,547	276,537,218	18,254,853	258,282,365
Weighted average coupon rate (4)	8.50%	13.18%	13.04%	19.53%	12.52%
Weighted-average remaining term (years) (5)	2.68	0.84	0.91	0.10	0.99
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of December 31, 2025 and 2024, amount included $63.6 million and $208.0 million of senior mortgages used as collateral for $31.3 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of December 31, 2025 and 2024, five and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of December 31, 2025 and 2024, exclusive of any extension available.

Real Estate Owned

In addition to our net loan portfolio, we own four industrial buildings. As of December 31, 2025 and 2024, the real estate and related lease intangible assets and liabilities had a net carrying value of $47.4 million and $125.3 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $20.7 million and $74.4 million, respectively.

Equity Interest in Unconsolidated Investments

As of both December 31, 2025 and 2024, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. Additionally, in December 2025, we entered into a subscription agreement with another affiliated limited partnership that invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities for a 1.5% interest in the partnership. As of December 31, 2025 and 2024, these equity interests had total carrying value of $94.2 million and $106.8 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of December 31, 2025 and 2024 was $6.02 and $7.63, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the years ended December 31, 2025 and 2024, we invested $4.1 million and $95.8 million in new and add-on investments and had $17.8 million and $112.7 million of repayments, resulting in net repayments of $13.7 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

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

	December 31, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$86,456,898	$88,060,452	65.2%	$207,985,740	$209,496,879	81.6%
Mezzanine loans	24,703,471	24,763,765	18.3%	15,044,732	15,038,010	5.9%
Preferred equity investments	81,261,393	22,365,215	16.5%	76,224,551	31,937,149	12.5%
Total	$192,421,762	$135,189,432	100.0%	$299,255,023	$256,472,038	100.0%

	December 31, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$101,711,046	$43,696,575	32.3%	$116,539,650	$72,991,791	28.4%
Infill land	40,609,561	41,821,242	30.9%	56,307,815	57,050,952	22.2%
Multifamily	37,855,514	37,390,000	27.7%	60,969,051	60,662,514	23.7%
Industrial	7,000,000	6,993,917	5.2%	7,000,000	6,966,233	2.7%
Mixed-use	4,272,174	4,314,231	3.2%	30,438,507	29,890,548	11.7%
Retail	973,467	973,467	0.7%	—	—	—%
Student housing	—	—	—%	28,000,000	28,910,000	11.3%
Total	$192,421,762	$135,189,432	100.0%	$299,255,023	$256,472,038	100.0%

	December 31, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$36,088,728	$36,445,271	27.0%	$53,006,023	$53,096,008	20.6%
Georgia	31,734,254	31,878,019	23.6%	30,562,858	30,586,450	11.9%
New Jersey	22,906,090	24,051,394	17.8%	22,900,000	24,045,000	9.4%
Arizona	17,703,471	17,769,848	13.1%	33,407,815	33,005,952	12.9%
New York	76,015,752	17,077,516	12.6%	75,657,255	31,536,808	12.3%
Massachusetts	7,000,000	6,993,917	5.2%	7,000,000	6,966,233	2.7%
Illinois	973,467	973,467	0.7%	—	—	—%
Washington	—	—	—%	26,894,593	26,907,157	10.5%
North Carolina	—	—	—%	21,826,479	21,418,430	8.4%
Utah	—	—	—%	28,000,000	28,910,000	11.3%
Total	$192,421,762	$135,189,432	100.0%	$299,255,023	$256,472,038	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Years Ended December 31,
	2025	2024	Change
Revenues
Interest income	$28,296,872	$38,250,784	$(9,953,912)
Real estate operating revenue	6,802,853	10,740,170	(3,937,317)
Prepayment fee income	—	435,677	(435,677)
Other operating income	339,295	262,863	76,432
	35,439,020	49,689,494	(14,250,474)
Operating expenses
Operating expenses reimbursed to Manager	4,035,222	7,468,132	(3,432,910)
Asset management fee	4,786,640	6,207,231	(1,420,591)
Asset servicing fee	1,143,783	1,489,674	(345,891)
Provision for credit losses	12,767,592	16,627,739	(3,860,147)
Real estate operating expenses	3,113,673	2,673,913	439,760
Depreciation and amortization	3,841,661	7,357,295	(3,515,634)
Professional fees	2,812,876	3,012,046	(199,170)
Impairment charge on real estate assets	3,399,684	—	3,399,684
Directors’ fees	303,022	356,886	(53,864)
Other	551,713	558,638	(6,925)
	36,755,866	45,751,554	(8,995,688)
Operating (loss) income	(1,316,846)	3,937,940	(5,254,786)
Other income and expenses
Interest expense on secured financing	(13,505,701)	(25,052,058)	11,546,357
Interest expense on unsecured notes payable	(9,913,012)	(9,836,953)	(76,059)
Interest expense on obligations under participation agreements	(3,648,329)	(2,971,924)	(676,405)
Income from equity interest in unconsolidated investments	3,283,274	2,738,410	544,864
Gain on extinguishment of debt	548,625	—	548,625
Loss on sale of real estate, net	(2,880,545)	—	(2,880,545)
Unrealized gain on investments, net	39,290	100,149	(60,859)
Loss on repayment of loan	—	(5,629,510)	5,629,510
Realized loss on investments, net	—	(446,009)	446,009
	(26,076,398)	(41,097,895)	15,021,497
Net loss before income taxes	(27,393,244)	(37,159,955)	9,766,711
Provision for income tax	(432,602)	—	$(432,602)
Net loss	$(27,825,846)	$(37,159,955)	$9,334,109

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured financing agreements.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$262,261,404	13.0%	$414,141,672	12.6%
Obligations under participation agreements	(18,910,392)	18.5%	(14,450,820)	18.6%
Secured borrowing	(23,267,808)	9.5%	(2,311,475)	9.9%
Promissory notes payable	(25,342,054)	9.3%	(66,170,732)	9.8%
Repurchase agreements payable	(17,191,448)	9.0%	(69,518,266)	8.1%
Revolving line of credit payable	(6,534,307)	7.0%	(35,411,716)	7.7%
Net loans (3)	$171,015,395	14.0%	$226,278,663	15.2%
Senior loans
Gross loans	$146,765,769	12.5%	$314,283,363	12.5%
Secured borrowing	(23,267,808)	9.5%	(2,311,475)	9.9%
Promissory notes payable	(25,342,054)	9.3%	(66,170,732)	9.8%
Repurchase agreements payable	(17,191,448)	9.0%	(69,518,266)	8.1%
Revolving line of credit payable	(6,534,307)	7.0%	(35,411,716)	7.7%
Net loans (3)	$74,430,152	15.8%	$140,871,174	17.2%
Subordinated loans (4)
Gross loans	$115,495,635	13.5%	$99,858,309	12.8%
Obligations under participation agreements	(18,910,392)	18.5%	(14,450,820)	18.6%
Net loans (3)	$96,585,243	12.5%	$85,407,489	11.8%
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

Interest Income

    For the year ended December 31, 2025 as compared to the year ended December 31, 2024, interest income decreased by $10.0 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans.

Real Estate Operating Revenue

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, real estate operating revenue decreased by $3.9 million, primarily due to the sale of four industrial buildings in 2025, the expiration of a lease in December 2024, and the write off of an unamortized below-market rent intangible in January 2024 in connection with a lease termination.

Prepayment Fee Income

There was no prepayment fee income for the year ended December 31, 2025. For the year ended December 31, 2024 prepayment fee income was $0.4 million, related to the early repayment of one of our loans.

Other Operating Income

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, other operating income increased by $0.1 million, primarily due to an increase in dividend income earned on our money market account.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (as amended, the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, operating expenses reimbursed to our Manager decreased by $3.4 million, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the year ended December 31, 2025 as compared to the year ended December 31, 2024, asset management fees decreased by $1.4 million, primarily due to a decrease in total assets under management resulting from repayment of loans as well as the sale of four industrial buildings in 2025.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the year ended December 31, 2025 as compared to the year ended December 31, 2024, asset servicing fees decreased by $0.3 million, primarily due to a decrease in total assets under management resulting from the repayment of loans as well as the sale of four industrial buildings in 2025.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the year ended December 31, 2025, provision for credit losses was $12.8 million, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan as well as a decrease in the estimated fair value of underlying collateral.

    For the year ended December 31, 2024, provision for credit losses was $16.6 million, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

Real Estate Operating Expenses

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, real estate operating expenses increased by $0.4 million, primarily due to an increase in real estate taxes as well as an increase in repairs and maintenance, partially offset by a reduction in operating expenses driven by the sale of four industrial buildings in 2025.

Depreciation and Amortization

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, depreciation and amortization decreased by $3.5 million, primarily due to the sale of four industrial buildings in 2025, as well as the write off of the unamortized in-place lease intangibles in January 2024 in connection with a lease termination.

Professional Fees

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, professional fees decreased by $0.2 million, primarily due to a decrease in regulatory compliance costs incurred during the period.

Impairment Charge on Real Estate Assets

For the year ended December 31, 2025, in connection with the pending sale of two industrial buildings, we recorded an impairment charge of $3.4 million to reduce the carrying value of these industrial buildings to their estimated selling price less the costs to sell. There was no such impairment charge for the year ended December 31, 2024.

Interest Expense on Secured Financing

Our secured financing agreements consisted of repurchase agreements, revolving line of credit, term loan, promissory notes, secured borrowings and property mortgages. The outstanding amounts under the two repurchase agreements, the revolving line of credit and the promissory notes were repaid in full and the facilities were terminated in February 2024, June 2025, July 2025 and November 2025 respectively.

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, interest expense on secured financing decreased by $11.5 million as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026.

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, interest expense on unsecured notes payable increased by $0.1 million, primarily due to an increase in the amortization of financing costs using the effective interest rate method, partially offset by a decrease in interest expense driven by the retirement of 189,465 units of the 6.00% Senior Notes Due 2026 in 2025.

Interest from Obligations under Participation Agreements

    For the year ended December 31, 2025 as compared to the year ended December 31, 2024, interest expense from obligations under participation agreements increased by $0.7 million, primarily as a result of an increase in the weighted average principal amount outstanding.

Gain on Extinguishment of Debt

For the year ended December 31, 2025, we recorded a gain on extinguishment of debt of $0.5 million in connection with the repurchase and retirement of 189,465 units of the 6.00% Senior Notes Due 2026 for $4.2 million. There was no such gain on extinguishment of debt for the year ended December 31, 2024.

Income from Equity Interest in Unconsolidated Investments

We owned a 14.9% equity interest in RESOF as of both December 31, 2025 and 2024, and a 1.5% equity interest in VS2 as of December 31, 2025. Both RESOF and VS2 are affiliated limited partnerships that invest primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of both December 31, 2025 and 2024, we also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Years Ended December 31,
	2025	2024
Income from equity interest in RESOF	$8,661,998	$6,977,386
Income from equity interest in VS2	316,072	—
Loss from equity interest in the joint ventures	(8,293,140)	(5,483,997)
Income from other equity investment	2,598,344	1,245,021
	$3,283,274	$2,738,410

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, equity income from RESOF increased as a result of an increase in RESOF’s net income generated by an increase in the amount of invested capital.

For the year ended December 31, 2025, equity income from VS2 was recorded as a result of VS2’s net income generated by invested capital. There was no such investment in VS2 or related income for the year ended December 31, 2024.

For the year ended December 31, 2025 as compared to the year ended December 31, 2024, equity loss from the joint ventures increased primarily due to a loss recognized in 2025 by a joint venture in connection with a loss incurred on a portfolio investment as well as a gain recognized by a joint venture in connection with the sale of property in 2024.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the increase in income from other equity investment is due to holding the investment for a longer period of time in the current period.

Loss on Sale of Real Estate, Net

For the year ended December 31, 2025, we sold four industrial buildings, and recognized a net loss on sale of $2.9 million. There was no such gain or loss for the year ended December 31, 2024.

Loss on Repayment of Loan

In August 2024, a $65.0 million senior loan was repaid, resulting in a loss on repayment of $5.6 million for the year ended December 31, 2024, which included the write-off of interest receivable of $4.8 million. There was no such loss for the year ended December 31, 2025.

Realized Loss On Investments, Net

There was no realized loss for the year ended December 31, 2025. For the year ended December 31, 2024, we sold a portion of our investments in trading securities and recognized a net loss on sale of $0.4 million.

Provision for Income tax

On December 31, 2025, we elected the TRS status for a wholly own subsidiary that holds a non-real estate-related investment. In connection with this election, we recorded a deferred income tax expense of $0.4 million for the year ended December 31, 2025. There was no such TRS or related income tax expense for the year ended December 31, 2024.

Net Loss

    For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the resulting net loss decreased by $9.3 million.

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

On February 13, 2026, we filed the Registration Statement with the SEC in connection with registered exchange offers to exchange any and all of the 6.00% Senior Notes Due 2026 and the 7.00% Senior Notes Due 2026 for newly issued Senior Secured Notes due 2029 by us. In connection with the exchange offer relating to the 6.00% Senior Notes Due 2026, we are also soliciting consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants therein, eliminate certain events of default terms and conditions and eliminate provisions related to our reporting obligations thereunder. The exchange offers and consent solicitation were scheduled to expire on March 16, 2026, unless extended. On March 12, 2026, we amended the Registration Statement to reduce the interest rate on the newly issued senior secured notes offered in the exchange offers from 9.75% to 7.00% and to extend the expiration date of the exchange offers and consent solicitation to March 26, 2026. For additional information regarding the exchange offers and consent solicitation, including the terms and conditions thereof, please refer to the Registration Statement, including the prospectus contained therein.

    We expect to fund approximately $8.8 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on our credit facilities. Obligations under participation agreements of $18.0 million will mature in the next twelve months. We will use the proceeds from the repayment of the corresponding investment to repay the participation obligations. Additionally, secured borrowing with a total outstanding principal balance of $13.3 million that is collateralized by a senior loan with an aggregate principal balance of $31.8 million will mature within the next twelve months. We expect to use proceeds from the repayment of the underlying loan to repay the secured borrowing. Finally the 7.00% Senior Notes Due 2026 and the 6.00% Senior Notes Due 2026 with an outstanding principal balance of $38.4 million and $80.4 million, respectively, are scheduled to mature on March 31, 2026 and June 30, 2026, respectively. We intend to repay the 6.00% Senior Notes Due 2026, and intend to cause Terra LLC, our wholly owned subsidiary, to repay the 7.00% Senior Notes Due 2026, through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, deferral of asset management fees and operating expenses reimbursement payments to the Manager and may also use debt or equity capital sources or facilities, including exchange offers described in the Registration Statement. To the extent Terra LLC has available liquidity, it intends to repay any 7.00% Senior Notes Due 2026 that remain outstanding following the exchange offer, and we are also evaluating other potential alternatives in connection with the maturity of the 7.00% Senior Notes Due 2026. As of December 31, 2025, Terra LLC had assets of approximately $105.8 million, of which approximately $0.4 million consisted of cash and cash equivalents and $48.1 million consisted of a revolving promissory note receivable with us, which matures on March 31, 2027 and is not payable on demand. We are not a guarantor of the 7.00% Senior Notes Due 2026 and have no contractual obligation to lend or contribute funds to Terra LLC to enable it to repay the 7.00% Senior Notes Due 2026. Accordingly, no assurance can be given that the exchange offers will be successful or that Terra LLC or we will be able to obtain alternative or additional liquidity when needed or under acceptable terms, if at all. As previously disclosed, we may repurchase certain of our 6.00% Senior Notes Due 2026 and the 7.00% Senior Notes Due 2026. The repurchases may be made directly by us or made indirectly through an affiliated purchaser entity managed by our Manager and co-owned by us and other vehicles managed by our Manager or its affiliates. Such affiliate purchaser entity may also purchase third-party marketable securities. The timing and amount of any transactions will be determined by our Manager based on its evaluation of market conditions, prices, legal requirements and other factors, and may be made from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all SEC rules and other legal requirements.

Summary of Financing

The table below summarizes our debt financing as of December 31, 2025:

Type of Financing	Outstanding Balance	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	$80,388,375	6.00%	June 2026
Unsecured notes payable	38,375,000	7.00%	March 2026
Property mortgages	20,700,000	6.25%	June 2028
Term loan payable	10,000,000	9.00%	December 2027
	$149,463,375
Variable Rate:
Secured borrowing	31,250,000	Term SOFR + 5%, (combined floor rate ranging from 9.32% to 9.85%)	Nov 2026 - Jun 2027
	$31,250,000

Cash Flows Provided by (Used in) Operating Activities

    For the year ended December 31, 2025, cash flows provided by operating activities were $1.9 million compared to cash used in operating activities of $3.3 million for the year ended December 31, 2024. The increase in operating cash flows was primarily due to a decrease in contractual interest expense, partially offset by a decrease in contractual interest income.

Cash Flows Provided by Investing Activities

    For the year ended December 31, 2025, cash flows provided by investing activities were $180.6 million, primarily related to proceeds from repayment of loans of $136.4 million, proceeds from sale of real estate of $69.1 million and distributions received in excess of income of $5.5 million, partially offset by origination, purchase and funding of loans of $29.6 million.
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

Cash Flows Used in Financing Activities

    For the year ended December 31, 2025, cash flows used in financing activities were $163.6 million, primarily related to principal repayments on secured financing of $170.9 million, distributions paid of $11.6 million, repayments on unsecured notes payable of $4.2 million, repayments on obligations under participation agreements of $2.6 million and a decrease in interest reserve and other deposits held on investments of $1.7 million, partially offset by proceeds from secured financing of $24.8 million and proceeds from obligations under participation agreements of $2.6 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Years Ended December 31,
	2025	2024
Origination and extension fee expense (1)	$1,189,878	$1,334,709
Asset management fee	4,786,640	6,207,231
Asset servicing fee	1,143,783	1,489,674
Operating expenses reimbursed to Manager	4,035,222	7,468,132
Disposition fee (2)	1,698,415	907,224
Total	$12,853,938	$17,406,970
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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of December 31, 2025 and 2024, amount outstanding under the promissory note payable was $48.1 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of December 31, 2025, the principal balance of our participation obligation was $18.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the years ended December 31, 2025 and 2024, the weighted average outstanding principal balance on obligations under participation agreements was approximately $18.9 million and $14.5 million, respectively, and the weighted average interest rate was approximately 18.5% and 18.6%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

December 31, 2025
Variable rate investments	$178,409,335
Variable rate debt	$31,250,000

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of December 31, 2025 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(1,288,893)	$1,357,496
Decrease (increase) in interest expense from variable rate debt (1)	—	(66,152)
Net increase (decrease) in investment income from variable rate instruments	$(1,288,893)	$1,291,344
_______________
(1)A 1.00% decrease in Term SOFR or SOFR had no impact on interest expense because the interest rate on the debt is subject to a floor.

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2025 and 2024, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2025.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation.

    The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and(e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

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

10.2
Amendment to Amended and Restated Management Agreement, dated March 11, 2024, between Terra Property Trust, Inc., and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.3
Second Amendment to Amended and Restated Management Agreement, dated May 8, 2025, between Terra Property Trust, Inc. and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 18, 2025).

10.4
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

10.7
Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and between Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.8
Amendment No. 1 to Uncommitted Master Repurchase Agreement, dated as of May 24, 2022, between Terra Mortgage Capital III, LLC, as Seller, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

10.9
Guarantee Agreement dated as of November 8, 2021, by and between Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.10
Amendment No. 1 to Guarantee Agreement, dated as of March 10, 2022, between Terra Property Trust, Inc., as Guarantor, and UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).

10.11
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

10.13
Waiver Letter, dated as of March 7, 2024, from UBS AG, as Buyer, to Terra Mortgage Capital III, LLC, as Seller, and Terra Property Trust, Inc., as Guarantor (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40496) filed with the SEC on October 3, 2022).

14*	Code of Business Conduct and Ethics.

19.1	Terra Property Trust, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the SEC on March 14, 2025).

21.1 *	Subsidiaries

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
March 19, 2026

Terra Property Trust, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024

Assets
Cash and cash equivalents	$33,172,814	$8,578,456
Restricted cash	1,202,134	2,937,959
Cash held in escrow	3,519,393	7,448,611
Available-for-sale debt securities	—	963,178
Loans held for investment, net of allowance for credit losses of $58,950,552 and $45,381,465	134,644,098	233,571,416
Loans held for investment acquired through participation, net of allowance for credit losses of $72,544 and $759,991	18,743,315	41,077,729
Equity interest in unconsolidated investments	94,218,842	106,816,146
Real estate owned, net (Note 5)
Land, building and building improvements, net	47,062,934	123,597,789
Lease intangible assets, net	1,850,543	5,641,030
Interest receivable	8,252,234	5,440,620
Due from related parties	1,743,577	859,267
Other assets	7,130,874	5,886,858
Total assets	$351,540,758	$542,819,059
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$117,949,074	$120,424,100
Secured financing agreements, net	60,908,096	205,718,782
Obligations under participation agreements (Note 8)	18,197,981	18,177,106
Interest reserve and other deposits held on investments	1,202,134	2,937,959
Lease intangible liabilities, net (Note 5)	1,553,716	3,902,416
Due to Manager (Note 7)	728,212	1,597,552
Interest payable	654,465	1,350,384
Accounts payable and accrued expenses	2,964,488	2,189,486
Unearned income	151,622	127,485
Other liabilities	766,742	667,723
Total liabilities	205,076,530	357,092,993
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both December 31, 2025 and 2024	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,339,891 and 24,337,952 shares issued and outstanding as of December 31, 2025 and 2024, respectively	243,399	243,380
Additional paid-in capital	444,496,228	444,478,936
Accumulated deficit	(298,275,399)	(258,810,775)
Accumulated other comprehensive income (loss)	—	(185,475)
Total equity	146,464,228	185,726,066
Total liabilities and equity	$351,540,758	$542,819,059

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2025	2024
Revenues
Interest income	$28,296,872	$38,250,784
Real estate operating revenue	6,802,853	10,740,170
Prepayment fee income	—	435,677
Other operating income	339,295	262,863
	35,439,020	49,689,494
Operating expenses
Operating expenses reimbursed to Manager	4,035,222	7,468,132
Asset management fee	4,786,640	6,207,231
Asset servicing fee	1,143,783	1,489,674
Provision for credit losses	12,767,592	16,627,739
Real estate operating expenses	3,113,673	2,673,913
Depreciation and amortization	3,841,661	7,357,295
Professional fees	2,812,876	3,012,046
Impairment charge on real estate assets	3,399,684	—
Directors’ fees	303,022	356,886
Other	551,713	558,638
	36,755,866	45,751,554
Operating (loss) income	(1,316,846)	3,937,940
Other income and expenses
Interest expense on secured financing	(13,505,701)	(25,052,058)
Interest expense on unsecured notes payable	(9,913,012)	(9,836,953)
Interest expense on obligations under participation agreements	(3,648,329)	(2,971,924)
Income from equity interest in unconsolidated investments	3,283,274	2,738,410
Gain on extinguishment of debt	548,625	—
Loss on sale of real estate, net	(2,880,545)	—
Unrealized gain on investments, net	39,290	100,149
Loss on repayment of loan	—	(5,629,510)
Realized loss on investments, net	—	(446,009)
	(26,076,398)	(41,097,895)
Net loss before income taxes	(27,393,244)	(37,159,955)
Provision for income tax	(432,602)	—
Net loss	$(27,825,846)	$(37,159,955)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	185,475	(185,475)
	185,475	(185,475)
Comprehensive loss	$(27,640,371)	$(37,345,430)
Per share data
Loss per share — basic and diluted	$(1.14)	$(1.53)
Weighted-average shares — basic and diluted	24,338,825	24,336,834
Distributions declared per common share	$0.48	$0.76
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	1,939	19	17,292	—	—	17,311
Distributions declared on common shares ($0.48 per share)	—	—	—	—	—	—	(11,638,778)	—	(11,638,778)
Net loss	—	—	—	—	—	—	(27,825,846)	—	(27,825,846)
Other comprehensive loss:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	185,475	185,475
Balance at December 31, 2025	$—	—	$—	24,339,891	$243,399	$444,496,228	$(298,275,399)	$—	$146,464,228

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2024	$—	—	$—	24,336,033	$243,360	$444,458,206	$(203,047,758)	$—	$241,653,808
Shares issued from reinvestment of shareholder distributions	—	—	—	1,919	20	20,730	—	—	20,750
Distributions declared on common shares ($0.76 per share)	—	—	—	—	—	—	(18,603,062)	—	(18,603,062)
Net loss	—	—	—	—	—	—	(37,159,955)	—	(37,159,955)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	(185,475)	(185,475)
Balance at December 31, 2024	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,825,846)	$(37,159,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,841,661	7,357,295
Provision for credit losses	12,767,592	16,627,739
Impairment charge on real estate assets held for sale	3,399,684	—
Loss on sale of real estate, net	2,880,545	—
Loss on repayment of loan	—	5,629,510
Gain on extinguishment of debt	(548,625)	—
Amortization of net purchase premiums on loans	6,913	155,727
Straight-line rent adjustments	(81,819)	(200,926)
Amortization of deferred financing costs	1,641,761	2,649,091
Amortization of discount on unsecured notes payable	2,052,078	1,850,642
Amortization of above- and below-market rent intangibles	(1,150,390)	(2,936,459)
Amortization and accretion of investment-related fees, net	532,517	(578,756)
Realized loss on investments, net	—	446,009
Unrealized gain on investments, net	(39,290)	(100,149)
Distributions received from equity interest in unconsolidated investments	12,291,711	5,633,878
Income from equity interest in unconsolidated investments	(3,283,274)	(2,738,410)
Changes in operating assets and liabilities:
Interest receivable	(2,811,614)	1,096,748
Due from related parties	(884,310)	(204,004)
Other assets	(1,157,017)	1,379,815
Due to Manager	(34,771)	(1,474,903)
Unearned income	24,137	(186,775)
Interest payable	(695,919)	(225,079)
Accounts payable and accrued expenses	775,002	(216,263)
Other liabilities	213,073	(62,894)
Net cash provided by (used in) operating activities	1,913,799	(3,258,119)
Cash flows from investing activities:
Proceeds from repayments of loans	136,445,087	215,137,530
Origination, purchase and funding of loans	(29,632,403)	(57,163,870)
Proceeds from sale of real estate	69,123,333	—
Real estate capital expenditures	(118,189)	—
Capital contributions to and purchase of equity interests in unconsolidated investments	(1,914,977)	(65,617,196)
Distributions in excess of income	5,503,845	3,076,908
Repayments of promissory note receivable	1,182,759	9,624,408
Funding for promissory note receivable	—	(4,962,369)
Purchase of equity securities	—	(2,002,353)
Proceeds from sale of trading equity securities	—	3,551,098
Net cash provided by investing activities	180,589,455	101,644,156
See notes to consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2025	2024
Cash flows from financing activities:
Repayments on secured financing	(170,854,544)	(177,525,167)
Proceeds from secured financing	24,805,321	81,284,441
Proceeds from obligations under participation agreements	2,611,678	18,000,000
Repayments on obligations under participation agreements	(2,591,102)	—
Repayments on unsecured notes payable	(4,188,000)	—
Distributions paid	(11,621,467)	(18,582,312)
Payment of financing costs	—	(1,117,723)
Change in interest reserve and other deposits held on investments	(1,735,825)	(1,017,027)
Net cash used in financing activities	(163,573,939)	(98,957,788)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,929,315	(571,751)
Cash, cash equivalents and restricted cash at beginning of period	18,965,026	19,536,777
Cash, cash equivalents and restricted cash at end of period (Note 2)	$37,894,341	$18,965,026

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,069,122	$33,610,601

Supplemental non-cash information:
Reinvestment of shareholder distributions	$17,311	$20,750

Supplemental non-cash investing and financing information:
In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an equity investment in exchange for the satisfaction of the remaining funding commitment (Note 4, Note 8).

See notes to consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025

Note 1. Business

    Terra Property Trust, Inc. (“Terra Property Trust”) (and, together with its consolidated subsidiaries, the “Company” is a real estate investment trust (“REIT”) that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. The Company was incorporated under the Maryland General Corporation Law on December 31, 2015. The Company focuses primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States. The Company’s loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. The Company focuses on middle market loans in the approximately $10 million to $50 million range, which in the Company’s experience have been subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company may also make strategic real estate equity and non-real estate-related investments that align with its investment objectives and criteria.

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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of the Company. Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of the Company’s Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

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

Notes to Consolidated Financial Statements

As of December 31, 2025, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.

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
Liquidity

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The Company has significant debt obligations of approximately $118.8 million coming due, including $38.4 million of 7.00% unsecured senior notes maturing on March 31, 2026 issued by Terra LLC and $80.4 million of 6.00% unsecured senior notes maturing on June 30, 2026 issued by Terra Property Trust (Note 8).

As of December 31, 2025, the Company had cash and cash equivalents of $33.2 million. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. The Company intends to refinance or repay, or cause Terra LLC to refinance or repay, the unsecured senior notes through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, the deferral of asset management fee payments and operating expenses reimbursed to the Manager and may also use debt or equity capital sources or facilities, including exchange offers.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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
Loans Not Secured by Real Estate

As of December 31, 2024, the Company had one loan that was not secured by real estate. This loan, which was included in other assets on the consolidated balance sheets, was recorded at amortized cost. The Company performed a separate analysis based on recoverability to determine the allowance for credit losses on this loan. As of December 31, 2024, the Company did not record any allowance for credit losses on this loan because the Company believed that it would be able to collect all outstanding interest and principal on or before the loan’s maturity date. In June 2025, this loan was repaid in full and had a balance of zero as of December 31, 2025.
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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	December 31,
	2025	2024
Cash and cash equivalents	$33,172,814	$8,578,456
Restricted cash	1,202,134	2,937,959
Cash held in escrow	3,519,393	7,448,611
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$37,894,341	$18,965,026

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

Repurchase of Unsecured Notes Payable

From time to time, the Company may repurchase certain of its 6.00% Senior Notes Due 2026 and 7.00% Senior Notes Due 2026. These purchases are recorded as a reduction to unsecured notes payable on the consolidated balance sheets, and the difference between the purchase price and the par value is reported as gain or loss on extinguishment of debt.

Fair Value Measurements

    U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its

Notes to Consolidated Financial Statements

financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, secured borrowings, unsecured notes, mortgage loan payable, and term loan payable. Such financial instruments are carried at amortized cost, less impairment, where applicable. Available-for-sale securities are financial instruments that are reported at fair value.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of December 31, 2025, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2022-2025 federal tax returns remain subject to examination by the Internal Revenue Service.

The Company may hold certain investments through a consolidated taxable REIT subsidiary (“TRS”). Such TRS may be subject to U.S. federal and state corporate- level income taxes. The TRS recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts are included in the accompanying consolidated statement of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. On December 31, 2025, the Company elected the TRS status for a wholly own subsidiary that holds a non-real estate-related investment. In connection with this election, the Company recorded a deferred income tax expense and deferred income tax liability of $0.4 million related to an unrealized gain on the investment. Deferred tax liabilities are included in Other liabilities on the Company’s consolidated balance sheets as of December 31, 2025.

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

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this ASU on December 31, 2024. The adoption of the standard has not impacted the Company’s financial statements but has resulted in incremental disclosures, which are included within “Segment Information” above.
In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted this ASU on December 31, 2025. The adoption of this standard did not have a material impact to its consolidated financial statements.

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of December 31, 2025 and December 31, 2024, accrued interest receivable of $8.3 million and $5.4 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Consolidated Financial Statements

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	December 31, 2025			December 31, 2024
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	3	6	9	2	11	13
Principal balance	$14,012,427	$196,429,911	$210,442,338	$12,680,463	$304,574,560	$317,255,023
Carrying value	$13,226,342	$140,161,071	$153,387,413	$12,106,695	$262,542,450	$274,649,145
Fair value	$13,133,944	$139,806,938	$152,940,882	$11,740,671	$264,796,547	$276,537,218
Weighted-average coupon rate (4)	9.42%	14.46%	14.16%	8.50%	13.18%	13.04%
Weighted-average remaining term (years) (5)	1.48	0.59	0.71	2.68	0.84	0.91
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025 and average SOFR of 4.53% and Term SOFR of 4.33% as of December 31, 2024.
(2)As of December 31, 2025 and 2024, amount included $63.6 million and $208.0 million of senior mortgages used as collateral for $31.3 million and $123.2 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of December 31, 2025 and 2024, five and ten loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of December 31, 2025 and 2024, exclusive of any extension available.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2025	$233,571,416	$41,077,729	$274,649,145
Principal repayments received	(107,574,347)	(28,870,740)	(136,445,087)
Origination, purchase and funding of loans	23,537,271	6,095,132	29,632,403
Net amortization of premiums on loans	(6,913)	—	(6,913)
Accrual, payment and accretion of investment-related fees and other, net	(1,314,241)	(246,253)	(1,560,494)
(Provision for) reversal of provision for credit losses	(13,569,088)	687,447	(12,881,641)
Balance, December 31, 2025	$134,644,098	$18,743,315	$153,387,413

Notes to Consolidated Financial Statements

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2024	$417,913,773	$38,558,485	$456,472,258
Principal repayments received	(216,137,530)	—	(216,137,530)
Origination, purchase and funding of loans	54,155,680	3,008,190	57,163,870
Loss on repayment of loan (1)	(5,629,510)	—	(5,629,510)
Net amortization of premiums on loans	(155,727)	—	(155,727)
Accrual, payment and accretion of investment-related fees and other, net	(304,112)	44,518	(259,594)
(Provision for) reversal of provision for credit losses	(16,271,158)	(533,464)	(16,804,622)
Balance, December 31, 2024	$233,571,416	$41,077,729	$274,649,145
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

	December 31, 2025			December 31, 2024
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$86,456,898	$88,060,452	57.5%	$207,985,740	$209,496,879	76.3%
Preferred equity investments	99,281,969	40,563,196	26.4%	94,224,551	50,114,256	18.2%
Mezzanine loans	24,703,471	24,763,765	16.1%	15,044,732	15,038,010	5.5%
Total	$210,442,338	$153,387,413	100.0%	$317,255,023	$274,649,145	100.0%

	December 31, 2025			December 31, 2024
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$101,711,046	$43,696,575	28.4%	$116,539,650	$72,991,791	26.6%
Infill land	40,609,561	41,821,242	27.3%	56,307,815	57,050,952	20.8%
Multifamily	37,855,514	37,389,999	24.4%	60,969,051	60,662,514	22.1%
Mixed-use	22,292,750	22,512,213	14.7%	48,438,507	48,067,655	17.5%
Industrial	7,000,000	6,993,917	4.6%	7,000,000	6,966,233	2.5%
Retail	973,467	973,467	0.6%	—	—	—%
Student housing	—	—	—%	28,000,000	28,910,000	10.5%
Total	$210,442,338	$153,387,413	100.0%	$317,255,023	$274,649,145	100.0%

Notes to Consolidated Financial Statements

	December 31, 2025			December 31, 2024
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$54,109,304	$54,643,252	35.6%	$71,006,023	$71,273,115	26.0%
Georgia	31,734,254	31,878,019	20.8%	30,562,858	30,586,450	11.1%
New Jersey	22,906,090	24,051,394	15.7%	22,900,000	24,045,000	8.8%
Arizona	17,703,471	17,769,848	11.6%	33,407,815	33,005,952	12.0%
New York	76,015,752	17,077,516	11.1%	75,657,255	31,536,808	11.5%
Massachusetts	7,000,000	6,993,917	4.6%	7,000,000	6,966,233	2.5%
Illinois	973,467	973,467	0.6%	—	—	—%
Washington	—	—	—%	26,894,593	26,907,157	9.8%
North Carolina	—	—	—%	21,826,479	21,418,430	7.8%
Utah	—	—	—%	28,000,000	28,910,000	10.5%
Total	$210,442,338	$153,387,413	100.0%	$317,255,023	$274,649,145	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to $8.8 million and $18.7 million as of December 31, 2025 and 2024, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of December 31, 2025 and 2024, the Company had five and four non-performing loans with total amortized cost of $154.7 million and $128.6 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $58.9 million and $44.1 million as of December 31, 2025 and 2024, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Year Ended December 31, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	14,817,787	(1,936,146)	(114,049)	12,767,592
Allowance for credit losses, end of period	$58,938,234	$84,862	$35,975	$59,059,071

	Year Ended December 31, 2024
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$54,642,777	$2,333,248	$326,907	$57,302,932
Provision for credit losses	17,116,862	(312,240)	(176,883)	16,627,739
Charge-offs	(27,639,192)	—	—	(27,639,192)
Allowance for credit losses, end of period	$44,120,447	$2,021,008	$150,024	$46,291,479

Notes to Consolidated Financial Statements

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the year ended December 31, 2025, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the year ended December 31, 2024, the Company reversed $0.7 million of accrued interest income because such income was deemed uncollectible. For the years ended December 31, 2025 and 2024, the Company suspended interest income accrual of $14.4 million and $21.4 million on two and five loans, respectively, because recovery of such income was not probable. As of both December 31, 2025 and 2024, there was no interest receivable recognized on these loans. In August 2024, in connection with the repayment of a $65.0 million senior loan, the Company wrote off the related interest receivable of $4.8 million.
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
    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	December 31, 2025
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	7,973,467	3.8%	973,467	—	—	—	—	7,000,000
3	2	49,726,646	23.4%	—	31,884,254	—	17,842,392	—	—
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	5	154,710,396	72.8%	—	—	—	46,563,605	—	108,146,791
	9	212,410,509	100.0%	$973,467	$31,884,254	$—	$64,405,997	$—	$115,146,791
Allowance for credit losses		(59,023,096)
Total carrying value, net		$153,387,413
_______________
(1)Amount includes three loans that are in maturity default with total amortized costs of $78.7 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these three loans.

Notes to Consolidated Financial Statements

	December 31, 2024
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	2.2%	—	—	—	—	—	7,000,000
3	5	104,009,643	32.4%	30,812,857	27,121,997	—	30,035,052	—	16,039,737
4	3	81,168,702	25.3%	—	—	52,494,051	—	28,674,651	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	4	128,612,255	40.1%	—	—	24,045,000	28,910,000	—	75,657,255
	13	320,790,600	100.0%	$30,812,857	$27,121,997	$76,539,051	$58,945,052	$28,674,651	$98,696,992
Allowance for credit losses		(46,141,455)
Total carrying value, net		$274,649,145
_______________
(1)Amount includes two loans that were in maturity default with total amortized costs of $53.0 million. The Company expected to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these two loans.

Note 4. Equity Interest in Unconsolidated Investments

The Company owns interests in a limited partnership, joint ventures and a preferred equity investment with profit-sharing feature. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

Equity Interest in Limited Partnerships

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
The following tables present a summary of information regarding the Company’s equity interest in RESOF:

	December 31, 2025			December 31, 2024
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$40,193,442	$11,333,135	14.9%	$48,171,168	$10,065,613

	Years Ended December 31,
	2025	2024
Income from equity interest in RESOF	$8,661,998	$6,977,386
Distributions received from RESOF	$16,639,724	$5,633,878

Notes to Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	December 31,
	2025	2024
Investments at fair value (cost of $386,743,426 and $465,401,329, respectively)	$393,861,482	$468,862,953
Other assets	51,534,275	34,769,227
Total assets	445,395,757	503,632,180
Secured financing agreements, net of financing costs	116,985,111	100,033,166
Obligations under participation agreement (proceeds of $28,566,506 and $51,754,396, respectively)	28,819,472	73,672,431
Other liabilities	38,977,816	14,114,335
Total liabilities	184,782,399	187,819,932
Partners’ capital	$260,613,358	$315,812,248

	Years Ended December 31,
	2025	2024
Total investment income	$73,856,515	$62,645,656
Total expenses	25,036,862	22,725,966
Net investment income	48,819,653	39,919,690
Net change in unrealized appreciation on investments	3,696,457	3,469,865
Net increase in partners’ capital resulting from operations	$52,516,110	$43,389,555

Mavik Real Estate Special Opportunities VS2, LP

On December 23, 2025, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities VS2, LP (“VS2”) whereby the Company committed to fund up to $8.4 million to purchase a limited partnership interest in VS2. VS2 invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities. The general partner of VS2 is Mavik Real Estate Special Opportunities VS2 GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. The Company evaluated its equity interest in VS2 and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in VS2 is accounted for as an equity method investment.
The following tables present a summary of information regarding the Company’s equity interest in VS2:

	December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS2	1.5%	316,072	$8,369,755

Year Ended December 31, 2025
Income from equity interest in VS2	$316,072
Distributions received from VS2	$—

Notes to Consolidated Financial Statements

The following tables present summarized financial information of the Company’s equity interest in VS2. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

December 31, 2025
Investments at fair value (cost of $372,843,060)	$383,462,787
Other assets	19,534,617
Total assets	402,997,404
Secured financing agreements, net of financing costs	301,843,692
Obligations under participation agreement (proceeds of $75,783,803)	76,025,965
Other liabilities	5,579,792
Total liabilities	383,449,449
Partners’ capital	$19,547,955

Year Ended December 31, 2025
Total investment income	$26,833,898
Total expenses	17,933,457
Net investment income	8,900,441
Net change in unrealized appreciation on investments	10,016,218
Net increase in partners’ capital resulting from operations	$18,916,659

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

The following tables present a summary of the Company’s equity interest in the joint ventures:

		December 31, 2025		December 31, 2024
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$4,566,783	27.2%	$5,761,522
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	4,272,442	30.6%	5,694,696
610 Walnut Investors LLC	Third party	22.8%	1,278,434	33.6%	2,672,379
MASPEN MS I LLC (1)	Affiliates	2.4%	648,581	2.4%	62,878
Axar Special Opportunity Fund VI-B LLC (2)	N/A	100.0%	22,106,901	100.0%	20,957,270
XS Acquisition Holdco LLC (3)	Third parties	46.0%	2,124,011	46.0%	7,599,187
VASPEN MS LLC (4)	Affiliates	1.2%	154,340	—%	—
			$35,151,492		$42,747,932
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

Notes to Consolidated Financial Statements

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
(3)In September 2024, the Company purchased preferred and common units in an entity that invests in a non-real estate operating company. The preferred units carry interest at an annual rate of 15%, of which 10% is paid in cash and 5% is accrued. The Company determined it is not a primary beneficiary of the entity and therefore accounts for the investment using the equity method of accounting. The decrease in carrying value was primarily due to a loss recognized in 2025 in connection with a loss incurred on a portfolio investment.
(4)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Years Ended December 31,
	2025	2024
Loss from equity interest in the joint ventures	$(8,293,140)	$(5,483,997)
Distributions received from the joint ventures	$980,832	$3,076,909

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	December 31,
	2025	2024
Net investments in real estate	$194,450,383	$196,206,089
Other assets	129,185,361	100,379,328
Total assets	323,635,744	296,585,417
Secured financing agreements	220,573,866	210,398,952
Other liabilities	6,571,012	8,948,512
Total liabilities	227,144,878	219,347,464
Members’ capital	$96,490,866	$77,237,953

	Years Ended December 31,
	2025	2024
Revenues	$25,852,485	$19,133,332
Operating expenses	(15,084,038)	(13,968,721)
Depreciation and amortization expense	(7,903,409)	(7,889,130)
Interest expense	(17,579,278)	(15,465,374)
One time charge off	(9,433,416)	—
Gain on sale of real estate	—	4,816,477
Unrealized gain (loss)	9,696,063	(1,653,894)
Net loss	$(14,451,593)	$(15,027,310)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on June 30, 2029. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of December 31, 2025 and 2024, the Company's investment had a carrying value of $18.6 million and $15.9 million, respectively.

Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC:

	Years Ended December 31,
	2025	2024
Income from other equity investment	$2,598,344	$1,245,021
Distributions received from other equity investment	175,000	—

Note 5. Real Estate Owned, Net

Real Estate Owned Activities

2025 — During the year ended December 31, 2025, the Company sold four industrial buildings for total net proceeds of $69.1 million and recognized a net loss on sale of $2.9 million, excluding an impairment charge of $3.4 million to reduce the carrying value of two industrial buildings to their estimated selling price less the cost of the sale. In connection with the sale, cash proceeds were used to repay the related mortgage loans payable (Note 8).

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

Operating Real Estate Owned, Net

    Real estate owned is comprised of four and eight industrial buildings located in Texas with lease intangible assets and liabilities as of December 31, 2025 and 2024, respectively. The following table presents the components, net as of:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$8,096,412	$—	$8,096,412	$23,785,004	$—	$23,785,004
Building and building improvements	42,420,065	(3,571,732)	38,848,333	104,924,745	(5,140,431)	99,784,314
Tenant improvements	118,189	—	118,189	29,585	(1,114)	28,471
Total real estate	50,634,666	(3,571,732)	47,062,934	128,739,334	(5,141,545)	123,597,789
Lease intangible assets:
In-place lease	5,365,527	(3,514,984)	1,850,543	12,060,731	(6,419,701)	5,641,030
Total intangible assets	5,365,527	(3,514,984)	1,850,543	12,060,731	(6,419,701)	5,641,030
Lease intangible liabilities:
Below-market rent	(3,850,707)	2,296,991	(1,553,716)	(8,649,073)	4,746,657	(3,902,416)
Total intangible liabilities	(3,850,707)	2,296,991	(1,553,716)	(8,649,073)	4,746,657	(3,902,416)
Total operating real estate	$52,149,486	$(4,789,725)	$47,359,761	$132,150,992	$(6,814,589)	$125,336,403

Notes to Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Years Ended December 31,
	2025	2024
Real estate operating revenues:
Lease revenue	$5,243,181	$8,295,021
Other operating income	1,559,672	2,445,149
Total	$6,802,853	$10,740,170
Real estate operating expenses:
Utilities	$72,703	$49,825
Real estate taxes	1,243,382	1,119,689
Repairs and maintenances	436,406	326,395
Management fees	214,673	253,133
Other operating expenses	1,146,509	924,871
Total	$3,113,673	$2,673,913

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Years Ended December 31,
	2025	2024
Net amortization of above- and below-market rent intangibles (1)	$(1,150,390)	$(2,936,459)
Amortization of in-place lease intangibles (2)	$1,564,241	$4,228,333
_______________
(1)Net amortization of above- and below-market rent intangibles is recorded as an adjustment to real estate operating revenue on the consolidated statements of operations.
(2)Amortization of in-place lease intangibles is included in depreciation and amortization expense on the consolidated statements of operations.

Scheduled Future Minimum Rent Income

    Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases at December 31, 2025 are as follows:

Years Ending December 31,	Total
2026	$2,509,455
2027	1,567,306
2028	1,377,912
2029	1,377,912
2030	1,377,912
Thereafter	902,902
Total	$9,113,399

Notes to Consolidated Financial Statements

Scheduled Annual Net Amortization of Intangibles

    Based on the intangible assets and liabilities recorded at December 31, 2025, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Real Estate Operating Revenue (1)	Increase in Depreciation and Amortization (1)	Total
2026	$(763,535)	$977,241	$213,706
2027	(236,345)	275,643	39,298
2028	(156,215)	183,892	27,677
2029	(170,409)	183,892	13,483
2030	(156,208)	168,568	12,360
Thereafter	(71,004)	61,307	(9,697)
Total	$(1,553,716)	$1,850,543	$296,827
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

As of December 31, 2025 and 2024, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily

Notes to Consolidated Financial Statements

determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of marketable securities and derivatives, by major class according to the fair value hierarchy as of:

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$28,928,772	$—	$—	$28,928,772
Available-for-sale debt securities	—	—	—	—
Total	$28,928,772	$—	$—	$28,928,772

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$2,360,936	$—	$—	$2,360,936
Available-for-sale debt securities	963,178	—	—	963,178
Derivative - interest rate cap (2)	—	75	—	75
Total	$3,324,114	$75	$—	$3,324,189
______________
(1)Amount is included in cash and cash equivalents on the consolidated balance sheets.
(2)Amount is included in other assets on the consolidated balance sheets. The interest rate cap matured in May 2025.

Notes to Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		December 31, 2025			December 31, 2024
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$191,765,400	$134,644,098	$134,385,733	$275,802,476	$233,571,416	$234,665,528
Loans held for investment acquired through participation	3	18,676,938	18,743,315	18,555,149	41,452,547	41,077,729	41,871,690
Total loans		210,442,338	153,387,413	152,940,882	317,255,023	274,649,145	276,537,218
Equity securities without readily determinable fair value (1)	3	2,000,000	2,004,168	2,000,000	2,000,000	2,002,353	2,000,000
Total assets		$212,442,338	$155,391,581	$154,940,882	$319,255,023	$276,651,498	$278,537,218
Liabilities:
Unsecured notes payable	1	$118,763,375	$117,949,074	$114,366,824	$123,500,000	$120,424,100	$88,764,850
Secured financing agreements	3	61,950,000	60,908,096	61,866,780	207,593,942	205,718,782	206,731,436
Obligations under participation agreements	3	18,020,576	18,197,981	18,197,981	18,000,000	18,177,106	18,254,853
Total liabilities		$198,733,951	$197,055,151	$194,431,585	$349,093,942	$344,319,988	$313,751,139
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both December 31, 2025 and 2024 due to their short-term nature.

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There was no impairment charge for the year ended December 31, 2024. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the year ended December 31, 2025:

		Year Ended December 31, 2025
	Level	Fair Value	Impairment Charge
Real estate assets held for sale
Real estate and intangibles	3	$27,037,500	$3,399,684
			$3,399,684

During the year ended December 31, 2025, the Company recorded an impairment charge of $3.4 million to reduce the carrying value of the industrial buildings to their estimated fair value, which was determined to be the selling price less the cost of the sale.

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

Notes to Consolidated Financial Statements

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

The fair values of the Company’s secured financing agreements, which include mortgage loans payable, secured borrowings and a term loan, are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at December 31, 2025	Primary Valuation Technique	Unobservable Inputs	December 31, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$134,385,733	Discounted cash flow	Discount rate	6.75%	18.79%	11.32%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	18,555,149	Discounted cash flow	Discount rate	16.00%	18.30%	18.18%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$154,940,882
Liabilities:
Secured financing agreements	$61,866,780	Discounted cash flow	Discount rate	6.51%	9.85%	8.20%
Obligation under participation agreement	18,197,981	Discounted cash flow	Discount rate	18.79%	18.79%	18.79%
Total Level 3 Liabilities	$80,064,761

Notes to Consolidated Financial Statements

	Fair Value at December 31, 2024	Primary Valuation Technique	Unobservable Inputs	December 31, 2024
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$234,665,528	Discounted cash flow	Discount rate	6.75%	16.48%	9.63%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	41,871,690	Discounted cash flow	Discount rate	15.07%	17.03%	16.65%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$278,537,218
Liabilities:
Secured financing agreements	$206,731,436	Discounted cash flow	Discount rate	6.33%	11.28%	8.30%
Obligation under participation agreement	18,254,853	Discounted cash flow	Discount rate	14.78%	14.78%	14.78%
Total Level 3 Liabilities	$224,986,289
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Years Ended December 31,
	2025	2024
Origination and extension fee expense (1)	$1,189,878	$1,334,709
Asset management fee	4,786,640	6,207,231
Asset servicing fee	1,143,783	1,489,674
Operating expenses reimbursed to Manager	4,035,222	7,468,132
Disposition fee (2)	1,698,415	907,224
Total	$12,853,938	$17,406,970
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

Notes to Consolidated Financial Statements

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of December 31, 2025 and 2024, the Company had not received any breakup fees.

Operating Expenses

The Company reimburses the Manager for operating expenses incurred in connection with services provided to the operations of the Company, including the Company’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

Notes to Consolidated Financial Statements

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

Due From Affiliate

On December 1, 2022, the Company entered into a revolving promissory note receivable with Mavik Special Opps Co-Investments, LP, an affiliate of the Company. The outstanding balance of the promissory note receivable was repaid in full in July 2024 and had a balance of zero as of December 31, 2025 and 2024. The promissory note receivable bore interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. In January 2024, the promissory note was amended to (i) extend the maturity date from June 30, 2024 to April 30, 2025 and to (ii) modify the interest rate from Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days, to 15.0%.

During the year ended December 31, 2024, the Company provided funding under the promissory note receivable of $5.0 million and received repayments of $8.8 million.

Due from Related Parties

As of December 31, 2025 and 2024, amount due from related parties was $1.7 million and $0.9 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of December 31, 2025 and 2024, amount outstanding under this promissory note payable was $48.1 million and $45.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid
For the years ended December 31, 2025 and 2024, the Company made distributions to related parties totaling $2.2 million and $3.5 million, respectively, all of which were returns of capital.

Due to Manager

    As of December 31, 2025 and 2024, due to Manager was $0.7 million and $1.6 million, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Mavik Real Estate Special Opportunities Fund, LP and Mavik Real Estate Special Opportunities VS2, LP

On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. On December 23, 2025, the Company entered into

Notes to Consolidated Financial Statements

a subscription agreement with VS2 whereby the Company committed to fund up to $8.4 million to purchase a limited partnership interest in VS2. For more information on these investments, please see Note 4.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	December 31, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$17,703,471	$17,769,848
Loan B (2)	12.50%	973,467	973,467
		$18,676,938	$18,743,315

	December 31, 2024
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$33,407,815	$33,005,953
Loan C (1)(3)	40.80%	8,044,732	8,071,776
		$41,452,547	$41,077,729
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)The loan is held in the name of Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager.
(3)This loan was repaid in January 2025.

Notes to Consolidated Financial Statements

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of:

			December 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan D (1)	$22,292,750	$22,512,213	80.8%	$18,020,576	$18,197,981

			December 31, 2024
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan D (1)	$18,567,296	$18,577,448	96.9%	$18,000,000	$18,177,106
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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	December 31, 2025	December 31, 2024
6.00% Senior Notes Due 2026 (2)	6.00%	7.00%	6/30/2026	$80,388,375	$85,125,000
7.00% Senior Notes Due 2026 (3)	7.00%	11.16%	3/31/2026	38,375,000	38,375,000
Total principal amount				118,763,375	123,500,000
Unamortized issue discount				(312,026)	(902,312)
Unamortized purchase discount (3)				(391,525)	(1,853,316)
Unamortized deferred financing costs				(110,750)	(320,272)
Unsecured notes payable, net				$117,949,074	$120,424,100
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)From time to time, the Company may repurchase certain of its 6.00% Senior Notes Due 2026 and 7.00% Senior Notes Due 2026. During 2025, the Company repurchased and retired 189,465 units of the 6.00% Senior Notes Due 2026 for $4.2 million and recognized a gain on extinguishment of debt of $0.5 million.
(3)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes Due 2026 (as defined below) and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

Notes to Consolidated Financial Statements

The 6.00% Senior Notes Due 2026
On June 10, 2021, Terra Property Trust issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026, and on June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes (collectively the “6.00% Senior Notes Due 2026”). The 6.00% Senior Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at Terra Property Trust’s option on or after June 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

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

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of December 31, 2025, the Company was in compliance with such covenants.
Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	December 31, 2025						December 31, 2024
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Repurchase Agreements:
Goldman Sachs Bank facility (2)	(2)	(2)	(2)	$—	$—	$—	$48,188,441
Total				—	—	—	48,188,441
Non-Recourse Financing:
Promissory notes payable (3)	(3)	(3)	(3)	—	N/A	—	40,694,390
Property mortgages - fixed rate	June 2028	June 2028	6.25%	47,359,761	N/A	20,700,000	40,250,000
Property mortgages - variable rate (4)	(4)	(4)	(4)	—	N/A	—	34,100,000
Total				47,359,761		20,700,000	115,044,390
Other Secured Financing:
Revolving line of credit (5)	(5)	(5)	(5)	—	—	—	16,361,111
Term loan (6)	December 2027	December 2028	9.00%	40,193,442	10,000,000	10,000,000	10,000,000
Secured borrowings (7)	Nov 2026 - Jun 2027	Nov 2026 - Jun 2027	9.54%	64,009,058	31,250,000	31,250,000	18,000,000
Total				104,202,500	41,250,000	41,250,000	44,361,111
				$151,562,261	$41,250,000	61,950,000	207,593,942
Unamortized deferred financing costs and other						(1,041,904)	(1,875,160)
Secured financing agreements, net						$60,908,096	$205,718,782
_______________
(1)Amount is calculated using the applicable index rate as of December 31, 2025.
(2)In June 2025, the outstanding balance was repaid in full and the facility was terminated.
(3)In November 2025, the promissory notes were repaid in full.
(4)In August 2025, the pledged asset was sold and the outstanding balance was repaid in full (Note 5).
(5)On July 1, 2025, the outstanding balance was repaid in full and the facility was terminated.
(6)In December 2024, through a series of transactions, a wholly owned subsidiary of the Company issued a $10.0 million term loan payable to an entity in which the Company has an equity investment in exchange for the satisfaction of the remaining funding commitment of the Company to that entity (Note 4). The term loan payable is collateralized by the Company’s

Notes to Consolidated Financial Statements

equity interest in RESOF and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in RESOF is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.
(7)Interest rates are based on Term SOFR plus a spread of 5.0% with a combined floor rate ranging from 9.32% to 9.85%. These facilities are used to finance the Company’s senior loan investments.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

The following table presents certain information about the Company’s secured financing agreements:

	Years Ended December 31,
	2025	2024
Amortization of deferred financing costs and others	$1,533,223	$2,921,917

Proceeds from secured financing	$24,805,321	$81,284,441
Principal repayments on secured financing	$(170,854,544)	$(177,525,167)

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of December 31, 2025, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following December 31, 2025 are as follows:

Years Ending December 31,	Total
2026	132,013,375
2027	28,000,000
2028	20,700,000
2029	—
2030	—
180,713,375
Unamortized deferred financing costs and other	(1,856,205)
Total	$178,857,170

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2025 and 2024, obligations under participation agreements were $18.2 million and $18.2 million, respectively (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 18.79% and 19.53%, respectively.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to $8.8 million and $18.7 million as of December 31, 2025 and 2024, respectively. The Company expects to maintain sufficient cash on hand to fund such

Notes to Consolidated Financial Statements

commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitments
As discussed in Note 4, the Company entered into a subscription agreement with RESOF and VS2 whereby the Company committed to fund up to $50.0 million and $8.4 million to purchase limited partnership interests in RESOF and VS2, respectively. As of December 31, 2025 and 2024, the unfunded investment commitments were $19.7 million and $10.1 million, respectively.
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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Years Ended December 31,
	2025	2024
Net loss	$(27,825,846)	$(37,159,955)
Weighted-average shares outstanding - basic and diluted	24,338,825	24,336,834
Loss per share - basic and diluted	$(1.14)	$(1.53)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of December 31, 2025 and December 31, 2024, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of December 31, 2025, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s common stock.
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
For the years ended December 31, 2025 and 2024, the Company made distributions to investors totaling $11.6 million and $18.6 million respectively, all of which were returns of capital.
Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2025 and 2024, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(C) of the Internal Revenue Code and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2025	2024
Ordinary income	$—	$—
Capital gain	—	—
Return of capital	0.48	0.76
	$0.48	$0.76
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the years ended December 31, 2025 and 2024, the Company issued 1,939 and 1,919 shares of Class B Common Stock for a total of $17,311 and $20,750 pursuant to the Plan, respectively.

Note 11. Subsequent Events

On February 13, 2026, the Company filed a registration statement on Form S-4 (as amended on March 12, 2026, and as may be amended from time to time, the “Registration Statement”) with the Securities and Exchange Commission in connection with registered exchange offers to exchange any and all of the Company’s outstanding 6.00% Senior Unsecured Notes due 2026 and Terra Income Fund 6 LLC’s 7.00% Senior Unsecured Notes due 2026 for newly issued Senior Secured Notes due 2029. In connection with the exchange offer relating to the Company’s 6.00% Senior Unsecured Notes due 2026, the Company is also soliciting consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants therein, eliminate certain events of default terms and conditions and eliminate provisions related to the Company’s reporting obligations thereunder. The exchange offers and consent solicitation were scheduled to expire on March 16, 2026, unless extended. On March 12, 2026, the Company amended the Registration Statement to reduce the interest rate on the newly issued senior secured notes to be issued in the exchange offers from 9.75% to 7.00% and to extend the expiration date of the exchange offers and consent solicitation to March 26, 2026. For additional information regarding the exchange offers and consent solicitation, including the terms and conditions thereof, please refer to the Registration Statement, including the prospectus contained therein.

On February 24, 2026, the Company entered into a loan purchase agreement with a third party whereby the Company agreed to sell a $22.9 million senior loan for $15.0 million cash plus profit participation of up to $7.0 million upon selling the

Notes to Consolidated Financial Statements

underlying real estate property or selling the loan. The sale is expected to close in 60 days. As of December 31, 2025, the senior loan had a carrying value of $24.1 million and interest receivable of $7.0 million.

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no additional material events that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Terra Property Trust, Inc.
Schedule III – Real Estate and Accumulated Depreciation
As of December 31, 2025

		Initial Costs		Cost Capitalized Subsequent to Acquisition	Increase (Decrease) in Net Investment	Gross Amount at Period End
Description	Encumbrance	Land	Building and Building Improvements			Land	Building and Building Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life Used for Depreciation
Industrial buildings in Dallas, TX	$20,700,000	$8,096,412	$42,281,677	$256,577	$—	$8,096,412	$42,538,254	$50,634,666	$3,571,732	1970; 1978; 1980	May 2023	30 - 35 years
	$20,700,000	$8,096,412	$42,281,677	$256,577	$—	$8,096,412	$42,538,254	$50,634,666	$3,571,732

At December 31, 2025, the aggregate cost of real estate for federal income tax purposes was $49.8 million.

The changes in total real estate assets and accumulated depreciation are as follows:

	Reconciliation of Real Estate Asset		Reconciliation of Accumulated Depreciation
	Year Ended December 31, 2025		Year Ended December 31, 2025
Balance, beginning of year	$128,739,334	Balance, beginning of year	$5,141,545
Additions during the year:		Additions during the year:
Capital improvements	88,605	Depreciation for the year	2,277,420
Deductions during the year:		Deductions during the year:
Dispositions (1)	(74,793,589)	Dispositions (1)	(3,847,233)
Impairment charge (1)	(3,399,684)	Balance, end of the year	$3,571,732
Balance, end of year	$50,634,666
___________________________
(1)During the year ended December 31, 2025, the Company recorded a total impairment charge of $3.4 million on two industrial buildings to reduce the carrying value of the buildings to their estimated fair value. During the year ended December 31, 2025, the Company recognized a net loss on sale of real estate of $2.9 million related to the sale of four industrial buildings.

Terra Property Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2025

Description (1)	Number of Loans	Property Type/Location	Contractual Interest Rate (2)	Maximum Maturity Date (3)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount (4)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Mezzanine loans individually > 3% of carrying amount of total loans:
Loan A (5)		Land/Arizona	17.0%	June 2027	Interest Only	—	$17,703,471	$17,769,848	—
Loan B		Industrial/Massachusetts	8.5%	September 2027	Interest Only	—	7,000,000	6,993,917	—
							24,703,471	24,763,765	—
First mortgages individually > 3% of carrying amount of total loans:
Loan C (6)		Office/Georgia	9.7%	January 2026	Interest Only	—	31,734,254	31,878,019	—
Loan D (7)		Land/New Jersey	15.7%	March 2024	Interest Only	—	22,906,090	24,051,394	22,906,090
Loan E (8)		Multifamily/California	13.9%	February 2025	Interest Only	—	31,816,554	32,131,039	31,816,554
							86,456,898	88,060,452	54,722,644
Preferred equity investments individually > 3% of carrying amount of total loans:
Loan F (7) (9)		Office/New York	12.1%	July 2022	Interest Only	—	69,976,792	11,818,556	69,976,792
Loan G (7) (10)		Mixed use/California	18.8%	August 2025	Interest Only	—	22,292,750	22,512,213	22,292,750
Loan H (7) (11)		Multifamily/New York	12.3%	August 2021	Interest Only	—	6,038,960	5,258,960	6,038,960
Preferred equity investments individually < 3% if carrying amount of total loans:
Preferred equity investment (12)	1	Retail / Illinois	16.0%	June 2026	Interest Only	—	973,467	973,467	—
							99,281,969	40,563,196	98,308,502
Total loans (13)							$210,442,338	$153,387,413	$153,031,146

___________________________
(1)All of the Company’s loans have a prepayment provision.
(2)For all floating rate loans, contractual interest rate was determined using the applicable benchmark rate as of December 31, 2025.
(3)Maximum maturity date assumes all extension options are exercised.
(4)Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses, and excludes $0.04 million of allowance for credit losses related to unfunded commitments.
(5)Participation interest is with Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager. The Company acquired the investment through a participation agreement. See “Participation Agreements” in Note 7 in the accompanying notes to the consolidated financial statements.
(6)Effective January 31, 2026, this loan was amended to extend the maturity date to March 31, 2026.
(7)This loan is currently in maturity default.
(8)This loan defaulted in October 2025. In January 2026, the Company foreclosed on the property assigned as collateral under the loan agreement and obtained control of the underlying asset.

(9)As of December 31, 2025, the Company recorded an allowance for credit losses of $58.2 million on this loan as a result of a decline in our estimated recoverable amount on a non-performing subordinated loan primarily due to an increase in funding on the senior loan as well as a decrease in the estimated fair value of underlying collateral.
(10)The Company sold a portion of its interest in this loan through a participation agreement to an affiliate managed by the Manager (Note 7). The loan participation from the Company does not qualify for sale accounting under ASC 860 and therefore, the gross amount of this loan remains in the Company's consolidated balance sheets. See “Obligations under Participation Agreement in Note 8 and “Transfers of Participation Interest by the Company” in Note 7 in the accompanying notes to the consolidated financial statements.
(11)The Company initiated a litigation to seek full repayment of the loan from the sponsor.
(12)Participation interest is with Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager. The Company acquired the investment through a participation agreement. See “Participation Agreements” in Note 7 in the accompanying notes to the consolidated financial statements. In January 2026, the loan was repaid in full.
(13)The aggregate cost for U.S. federal income tax purposes was $212.2 million.

Terra Property Trust, Inc.
Notes to Schedule IV - Mortgage Loans on Real Estate
December 31, 2025

Reconciliation of Mortgage Loans on Real Estate
Year Ended December 31, 2025
Balance, beginning of year	$274,649,145
Additions during the period:
New mortgage loans	29,632,403
Deductions during the period:
Collections of principal	(136,445,087)
Amortization of premium	(6,913)
Accrual, payment and accretion of investment-related fees and other, net	(1,560,494)
Provision for loan losses	(12,881,641)
Balance, end of year	$153,387,413

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026

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

Signature	Title	Date

/s/ Vikram S. Uppal	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	March 19, 2026
Vikram S. Uppal	(Principal Executive Officer)

/s/ Gregory M. Pinkus	Chief Financial Officer, Treasurer and Secretary	March 19, 2026
Gregory M. Pinkus	(Principal Financial and Accounting Officer)

/s/ Roger H. Beless	Director	March 19, 2026
Roger H. Beless

/s/ Michael L. Evans	Director	March 19, 2026
Michael L. Evans

/s/ Spencer E. Goldenberg	Director	March 19, 2026
Spencer E. Goldenberg

/s/ Gaurav Misra	Director	March 19, 2026
Gaurav Misra