Form 10-Q
period 2026-03-31
Terra Property Trust, Inc.
filed 2026-05-14
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2026, the registrant had 24,340,114 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$4,970,512	$33,172,814
Restricted cash	569,080	1,202,134
Cash held in escrow	3,290,787	3,519,393
Real estate asset held for sale	9,788,999	—
Loans held for investment, net of allowance for credit losses of $65,901,219 and $58,950,552	94,832,555	134,644,098
Loans held for investment acquired through participation, net of allowance for credit losses of $59,570 and $72,544	18,575,489	18,743,315
Equity interest in unconsolidated investments	90,044,039	94,218,842
Real estate owned, net (Note 5)
Land, building and building improvements, net	46,609,305	47,062,934
Lease intangible assets, net	622,556	1,850,543
Interest receivable	8,969,875	8,252,234
Due from related parties	1,728,015	1,743,577
Other assets	3,998,403	7,130,874
Total assets	$283,999,615	$351,540,758
Liabilities and Equity
Liabilities:
Unsecured notes payable, net	$56,148,203	$117,949,074
Secured financing agreements, net	71,527,031	60,908,096
Obligations under participation agreements (Note 8)	18,200,782	18,197,981
Interest reserve and other deposits held on investments	569,080	1,202,134
Lease intangible liabilities, net (Note 5)	329,191	1,553,716
Due to Manager (Note 7)	194,105	728,212
Interest payable	1,625,532	654,465
Accounts payable and accrued expenses	3,102,947	2,964,488
Unearned income	96,614	151,622
Other liabilities	1,758,025	766,742
Total liabilities	153,551,510	205,076,530
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both March 31, 2026 and December 31, 2025	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,340,114 and 24,339,891 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	243,401	243,399
Additional paid-in capital	444,497,891	444,496,228
Accumulated deficit	(314,293,187)	(298,275,399)
Accumulated other comprehensive income (loss)	—	—
Total equity	130,448,105	146,464,228
Total liabilities and equity	$283,999,615	$351,540,758

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Interest income	$1,623,636	$10,205,897
Real estate operating revenue	1,338,189	2,184,195
Other operating income	252,025	66,657
	3,213,850	12,456,749
Operating expenses
Operating expenses reimbursed to Manager	673,467	1,429,953
Asset management fee	935,071	1,367,789
Asset servicing fee	211,211	329,600
Provision for credit losses	6,927,419	2,119,736
Real estate operating expenses	784,950	975,228
Depreciation and amortization	854,622	1,345,937
Professional fees	2,072,080	518,354
Impairment charge on real estate asset	595,984	—
Directors’ fees	68,750	83,750
Other	102,650	202,190
	13,226,204	8,372,537
Operating (loss) income	(10,012,354)	4,084,212
Other income and expenses
Interest expense on secured financing	(1,806,153)	(4,548,870)
Interest expense on unsecured notes payable	(2,478,542)	(2,491,537)
Interest expense on obligations under participation agreements	(844,617)	(888,904)
Income from equity interest in unconsolidated investments	660,007	2,560,110
Loss on sale of real estate, net	(560,634)	—
Unrealized loss on investments, net	—	(75)
	(5,029,939)	(5,369,276)
Net loss before income taxes	(15,042,293)	(1,285,064)
Provision for income tax	(6,690)	—
Net loss	$(15,048,983)	$(1,285,064)
Other comprehensive income
Unrealized gain on available-for-sale debt securities	—	145,744
	—	145,744
Comprehensive loss	$(15,048,983)	$(1,139,320)
Per share data
Loss per share — basic and diluted	$(0.62)	$(0.05)
Weighted-average shares — basic and diluted	24,339,892	24,338,162
Distributions declared per common share	$0.04	$0.19

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2026	$—	—	$—	24,339,891	$243,399	$444,496,228	$(298,275,399)	$—	$146,464,228
Shares issued from reinvestment of shareholder distributions	—	—	—	223	2	1,663	—	—	1,665
Distributions declared on common shares ($0.04 per share)	—	—	—	—	—	—	(968,805)	—	(968,805)
Net loss	—	—	—	—	—	—	(15,048,983)	—	(15,048,983)
Balance at March 31, 2026	$—	—	$—	24,340,114	$243,401	$444,497,891	$(314,293,187)	$—	$130,448,105

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—	—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	$—	—	$—	24,338,581	$243,386	$444,485,095	$(264,746,858)	$(39,731)	$179,941,892

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,048,983)	$(1,285,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	854,622	1,345,937
Provision for credit losses	6,927,419	2,119,736
Impairment charge on real estate asset held for sale	595,984	—
Loss on sale of real estate, net	560,634	—
Amortization of net purchase premiums on loans	—	6,913
Straight-line rent adjustments	2,198	(34,409)
Amortization of deferred financing costs	418,560	527,134
Amortization of discount on unsecured notes payable	546,239	492,612
Amortization of above- and below-market rent intangibles	(190,883)	(404,245)
Amortization and accretion of investment-related fees, net	1,170,305	(562,336)
Unrealized loss on investments, net	—	75
Distributions received from equity interest in unconsolidated investments	1,040,987	1,267,522
Income from equity interest in unconsolidated investments	(660,007)	(2,560,110)
Changes in operating assets and liabilities:
Interest receivable	(717,641)	(667,113)
Due from related parties	15,562	(71,309)
Other assets	2,875,374	321,481
Due to Manager	(232,748)	634,068
Unearned income	(55,008)	198,867
Interest payable	971,067	(26,655)
Accounts payable and accrued expenses	(1,552,443)	(510,856)
Other liabilities	1,001,481	69,313
Net cash (used in) provided by operating activities	(1,477,281)	861,561
Cash flows from investing activities:
Proceeds from repayments of loans	1,556,257	53,958,313
Origination, purchase and funding of loans	(1,428,627)	(7,883,421)
Proceeds from sale of real estate	20,599,454	—
Capital contributions to and purchase of equity interests in unconsolidated investments	(1,125,129)	(263,387)
Distributions in excess of income	4,867,391	239,154
Repayments of promissory note receivable	—	168,966
Net cash provided by investing activities	24,469,346	46,219,625

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Repayments on secured financing	(13,282,500)	(43,700,349)
Proceeds from secured financing	—	3,254,091
Proceeds from obligations under participation agreements	—	668,574
Repayments on unsecured notes payable	(36,824,025)	—
Distributions paid	(967,140)	(4,644,854)
Payment of deferred financing costs	(349,308)	—
Change in interest reserve and other deposits held on investments	(633,054)	(1,447,180)
Net cash used in financing activities	(52,056,027)	(45,869,718)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,063,962)	1,211,468
Cash, cash equivalents and restricted cash at beginning of period	37,894,341	18,965,026
Cash, cash equivalents and restricted cash at end of period (Note 2)	$8,830,379	$20,176,494

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,193,446	$6,936,220

Supplemental non-cash information:
Reinvestment of shareholder distributions	$1,665	$6,165

Supplemental Non-Cash Investing and Financing Activities:
On January 22, 2026, the Company foreclosed on one multifamily property encumbering a $31.4 million first mortgage in exchange for the relief of the first mortgage and related expenses (Note 5). The following table summarizes the carrying value of the first mortgage and the fair value of assets acquired and liabilities assumed in the transaction:

Total Capitalized Costs:
Loans held for investment	$31,445,183
Other assets	27,099
$31,472,282
Net Assets Acquired
Land	$12,263,796
Buildings and Improvements	18,973,000
In-place lease intangibles	363,000
Other liabilities	(127,514)
$31,472,282

On March 30, 2026, the Company exchanged $24.0 million of its 6.00% unsecured senior notes maturing on June 30, 2026 and $1.6 million of Terra Income Fund 6, LLC’s 7.00% unsecured senior notes maturing on March 31, 2026 for $25.6 million of the Company’s 7.00% secured senior notes due 2029 (Note 8).

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

Note 1. Business

    Terra Property Trust, Inc. (“Terra Property Trust” and, together with its consolidated subsidiaries, the “Company” is a real estate investment trust (“REIT”) that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. The Company was incorporated under the Maryland General Corporation Law on December 31, 2015. The Company focuses primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States. The Company’s loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. The Company focuses on middle market loans in the approximately $10 million to $50 million range, which in the Company’s experience have been subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company may also make strategic real estate equity and non-real estate-related investments that align with its investment objectives and criteria.

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

On October 1, 2022, pursuant to the Agreement and Plan of Merger, dated as of May 2, 2022 (the “Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”), merged with and into Terra Income Fund 6, LLC (“Terra LLC”), a wholly owned subsidiary of the Company, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of the Company. Pursuant to the terms of the transactions described in the Merger Agreement, 4,847,910 shares of the Company’s Class B Common Stock, $0.01 par value per share (“Class B Common Stock”), were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of October 1, 2022.

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

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2026, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.

On May 7, 2026, the Company filed a registration statement on Form S-4 (as may be amended from time to time, the “Form S-4”) with the Securities and Exchange Commission in connection with a registered exchange offer to exchange any and all of its outstanding 6.00% Senior Notes Due 2026 (as defined below) for newly issued Senior Secured Notes due 2029 by the Company. The exchange offer is scheduled to expire on June 7, 2026, unless extended. For additional information regarding the exchange offer, including the terms and conditions thereof, please refer to the Form S-4, including the prospectus contained therein.

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
Liquidity

The Company has significant debt obligations of approximately $69.6 million coming due, including $56.4 million of its 6.00% Senior Notes Due 2026 maturing on June 30, 2026 (Note 8). As of March 31, 2026, the Company had cash and cash equivalents of $5.0 million and did not have sufficient liquidity to satisfy these obligations.

The Company intends to refinance or repay the 6.00% Senior Notes Due 2026 that are not exchanged in the exchange offer described in Note 1 above through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, the deferral of asset management fee payments and operating expenses reimbursed to the Manager and may also use debt or equity capital sources or facilities. However, there can be no assurance that the Company will be able to obtain the additional liquidity needed to repay the 6.00% Senior Notes Due 2026. Therefore, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Notes to Unaudited Consolidated Financial Statements

activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Loans Held for Investment

    The Company originates, acquires, and structures, or acquires through participations, real estate-related loans generally to be held to maturity (collectively the “loans”). Loans held for investment are carried at the principal amount outstanding, adjusted for the accretion of discounts on investments and exit fees, and the amortization of premiums on investments and origination fees. The Company’s preferred equity investments that are economically similar to mezzanine loans and subordinate to any loans but are senior to common equity are accounted for as loans held for investment. Loans are carried at amortized cost less allowance for credit losses. Amortized cost is the amount at which a financing receivable or a loan is originated or acquired, adjusted for accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash and write-offs.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Real Estate Asset Held for Sale

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	March 31,
	2026	2025
Cash and cash equivalents	$4,970,512	$11,941,464
Restricted cash	569,080	1,490,779
Cash held in escrow	3,290,787	6,744,251
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,830,379	$20,176,494

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

Notes to Unaudited Consolidated Financial Statements

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of March 31, 2026, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2022-2025 federal tax returns remain subject to examination by the Internal Revenue Service.

The Company may hold certain investments through a consolidated taxable REIT subsidiary (“TRS”). Such TRS may be subject to U.S. federal and state corporate- level income taxes. The TRS recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts are included in the accompanying consolidated statement of assets and liabilities using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. On December 31, 2025, the Company elected the TRS status for a wholly own subsidiary that holds a non-real estate-related investment. In connection with this election, the Company recorded a deferred income tax expense and deferred income tax liability of $0.4 million as of December 31, 2025, related to an unrealized gain on the investment. For the three months ended March 31, 2026, the Company recorded additional income tax expense and deferred income tax liability of $6,690, related to an increase in the unrealized gain on investment. Deferred tax liabilities are included in Other liabilities on the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted this ASU on December 31, 2025. The adoption of this standard did not have a material impact to its consolidated financial statements.

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of March 31, 2026 and December 31, 2025, accrued interest receivable of $9.0 million and $8.3 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Notes to Unaudited Consolidated Financial Statements

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	March 31, 2026			December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	5	7	3	6	9
Principal balance	$13,082,598	$165,786,925	$178,869,523	$14,012,427	$196,429,911	$210,442,338
Carrying value	$12,297,784	$101,110,260	$113,408,044	$13,226,342	$140,161,071	$153,387,413
Fair value	$12,369,788	$100,774,466	$113,144,254	$13,133,944	$139,806,938	$152,940,882
Weighted-average coupon rate (4)	8.50%	14.27%	13.77%	9.42%	14.46%	14.16%
Weighted-average remaining term (years) (5)	1.44	0.56	0.67	1.48	0.59	0.71
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.65% and Term SOFR of 3.66% as of March 31, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of March 31, 2026 and December 31, 2025, amount included $32.1 million and $63.6 million of senior mortgages used as collateral for $18.0 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of March 31, 2026 and December 31, 2025, four and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2026 and December 31, 2025, exclusive of any extension available.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2026	$134,644,098	$18,743,315	$153,387,413
Principal repayments received	(569,378)	(986,879)	(1,556,257)
Origination, purchase and funding of loans	635,010	793,617	1,428,627
Foreclosure of collateral (1)	(31,445,183)	—	(31,445,183)
Accrual, payment and accretion of investment-related fees and other, net	(1,481,325)	12,462	(1,468,863)
(Provision for) reversal of provision for credit losses	(6,950,667)	12,974	(6,937,693)
Balance, March 31, 2026	$94,832,555	$18,575,489	$113,408,044
______________
(1)On January 22, 2026, the Company foreclosed on one multifamily property encumbering a $31.4 million first mortgage in exchange for the relief of the first mortgage and related expenses (Note 5).

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

	March 31, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,033,707	$55,152,276	48.7%	$86,456,898	$88,060,452	57.5%
Preferred equity investments	98,352,140	32,685,092	28.8%	99,281,969	40,563,196	26.4%
Mezzanine loans	25,483,676	25,570,676	22.5%	24,703,471	24,763,765	16.1%
Total	$178,869,523	$113,408,044	100.0%	$210,442,338	$153,387,413	100.0%

	March 31, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$102,104,409	$37,113,002	32.6%	$101,711,046	$43,696,575	28.4%
Infill land	41,389,766	41,481,579	36.6%	40,609,561	41,821,242	27.3%
Multifamily	6,082,598	5,302,598	4.7%	37,855,514	37,389,999	24.4%
Mixed-use	22,292,750	22,515,678	19.9%	22,292,750	22,512,213	14.7%
Industrial	7,000,000	6,995,187	6.2%	7,000,000	6,993,917	4.6%
Retail	—	—	—%	973,467	973,467	0.6%
Total	$178,869,523	$113,408,044	100.0%	$210,442,338	$153,387,413	100.0%

	March 31, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$22,292,750	$22,515,678	19.9%	$54,109,304	$54,643,252	35.6%
Georgia	32,127,617	32,246,186	28.3%	31,734,254	31,878,019	20.8%
New Jersey	22,906,090	22,906,090	20.2%	22,906,090	24,051,394	15.7%
Arizona	18,483,676	18,575,489	16.4%	17,703,471	17,769,848	11.6%
New York	76,059,390	10,169,414	9.0%	76,015,752	17,077,516	11.1%
Massachusetts	7,000,000	6,995,187	6.2%	7,000,000	6,993,917	4.6%
Illinois	—	—	—%	973,467	973,467	0.6%
Total	$178,869,523	$113,408,044	100.0%	$210,442,338	$153,387,413	100.0%

Notes to Unaudited Consolidated Financial Statements

Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to $8.0 million and $8.8 million as of March 31, 2026 and December 31, 2025, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of March 31, 2026 and December 31, 2025, the Company had four and five non-performing loans with total amortized cost of $121.5 million and $154.7 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $65.9 million and $58.9 million as of March 31, 2026 and December 31, 2025, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.
The following table presents the activity in allowance for credit losses:

	Three Months Ended March 31, 2026
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$58,938,234	$84,862	$35,975	$59,059,071
Provision for (reversal of provision for) credit losses	6,951,742	(14,049)	(10,274)	6,927,419
Allowance for credit losses, end of period	$65,889,976	$70,813	$25,701	$65,986,490

	Three Months Ended March 31, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	2,675,670	(491,403)	(64,531)	2,119,736
Allowance for credit losses, end of period	$46,796,117	$1,529,605	$85,493	$48,411,215

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three months ended March 31, 2026 and 2025, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three months ended March 31, 2026 and 2025, the Company suspended interest income accrual of $4.5 million and $3.4 million on three and two loans, respectively, because recovery of such income was not probable.
Loan Risk Rating
The Company assesses the risk factors of each performing loan and assigns each performing loan a risk rating between 1 and 5, which is an average of the numerical ratings in the following categories: (i) sponsor capability and financial condition; (ii) loan and collateral performance relative to underwriting; (iii) quality and stability of collateral cash flows and/or reserve

Notes to Unaudited Consolidated Financial Statements

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
    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	March 31, 2026
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2026	2025	2024	2023	2022	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	3.9%	—	—	—	—	—	7,000,000
3	2	50,887,676	28.4%	—	—	32,252,617	—	18,635,059	—
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	4	121,481,157	67.7%	—	—	—	—	45,421,768	76,059,389
	7	179,368,833	100.0%	$—	$—	$32,252,617	$—	$64,056,827	$83,059,389
Allowance for credit losses		(65,960,789)
Total carrying value, net		$113,408,044
_______________
(1)Amount includes two loans that are in maturity default with total amortized costs of $45.4 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these two loans.

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
_______________
(1)Amount includes three loans that were in maturity default with total amortized costs of $78.7 million. The Company expected to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on these three loans.

Note 4. Equity Interest in Unconsolidated Investments

The Company owns interests in a limited partnership, joint ventures and a preferred equity investment with profit-sharing feature. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

Notes to Unaudited Consolidated Financial Statements

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
The following tables present a summary of information regarding the Company’s equity interest in RESOF:

	March 31, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in RESOF	14.9%	$35,813,168	$11,333,135	14.9%	$40,193,442	$11,333,135

	Three Months Ended March 31,
	2026	2025
Income from equity interest in RESOF	$1,020,307	$2,206,934
Distributions received from RESOF	$5,400,581	$1,267,522
The following tables present summarized financial information of the Company’s equity interest in RESOF. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2026	December 31, 2025
Investments at fair value (cost of $340,866,123 and $386,743,426, respectively)	$340,958,214	$393,861,482
Other assets	7,089,300	51,534,275
Total assets	348,047,514	445,395,757
Secured financing agreements, net of financing costs	82,586,659	116,985,111
Obligations under participation agreement (proceeds of $29,489,720 and $28,566,506, respectively)	29,766,848	28,819,472
Other liabilities	6,249,974	38,977,816
Total liabilities	118,603,481	184,782,399
Partners’ capital	$229,444,033	$260,613,358

	Three Months Ended March 31,
	2026	2025
Total investment income	$18,804,916	$19,150,780
Total expenses	6,081,847	6,820,394
Net investment income	12,723,069	12,330,386
Net change in unrealized appreciation on investments	(7,015,293)	1,038,111
Net increase in partners’ capital resulting from operations	$5,707,776	$13,368,497

Notes to Unaudited Consolidated Financial Statements

Mavik Real Estate Special Opportunities VS2, LP

On December 23, 2025, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities VS2, LP (“VS2”) whereby the Company committed to fund up to $8.4 million to purchase limited partnership interests in VS2. VS2 invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities. The general partner of VS2 is Mavik Real Estate Special Opportunities VS2 GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. The Company evaluated its equity interest in VS2 and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in VS2 is accounted for as an equity method investment.
The following tables present a summary of information regarding the Company’s equity interest in VS2:

	March 31, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS2	1.5%	1,346,556	7,484,925	1.5%	316,072	$8,369,755

	Three Months Ended March 31,
	2026	2025
Income from equity interest in VS2	$136,805	$—
Distributions received from VS2	$—	$—
The following tables present summarized financial information of the Company’s equity interest in VS2. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	March 31, 2026	December 31, 2025
Investments at fair value (cost of $457,475,912 and $372,843,060)	$465,600,745	$383,462,787
Other assets	19,161,647	19,534,617
Total assets	484,762,392	402,997,404
Secured financing agreements, net of financing costs	320,313,071	301,843,692
Obligations under participation agreement (proceeds of $71,286,429 and $75,783,803)	71,851,966	76,025,965
Other liabilities	7,134,425	5,579,792
Total liabilities	399,299,462	383,449,449
Partners’ capital	$85,462,930	$19,547,955

	Three Months Ended March 31,
	2026	2025
Total investment income	$19,811,388	$—
Total expenses	10,193,237	—
Net investment income	9,618,151	—
Net change in unrealized appreciation on investments	(1,379,499)	—
Net increase in partners’ capital resulting from operations	$8,238,652	$—

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

Notes to Unaudited Consolidated Financial Statements

financial interest and is not the primary beneficiary. Accordingly, the equity interests in the joint ventures are accounted for as equity method investments.

The following tables present a summary of the Company’s equity interest in the joint ventures:

		March 31, 2026		December 31, 2025
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$4,312,893	27.2%	$4,566,783
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	4,030,078	30.6%	4,272,442
610 Walnut Investors LLC	Third party	22.8%	1,020,030	22.8%	1,278,434
MASPEN MS I LLC (1)	Affiliates	2.4%	222,878	2.4%	648,581
Axar Special Opportunity Fund VI-B LLC	N/A	100.0%	22,034,390	100.0%	22,106,901
XS Acquisition Holdco LLC	Third parties	46.0%	1,949,095	46.0%	2,124,011
VASPEN MS LLC (2)	Affiliates	1.2%	51,565	1.2%	154,340
			$33,620,929		$35,151,492
_______________
(1)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.
(2)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Three Months Ended March 31,
	2026	2025
Loss from equity interest in the joint ventures	$(1,202,653)	$(250,393)
Distributions received from the joint ventures	$771,700	$239,154

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	March 31, 2026	December 31, 2025
Net investments in real estate	$192,235,547	$194,450,383
Other assets	97,788,561	129,185,361
Total assets	290,024,108	323,635,744
Secured financing agreements	216,201,497	220,573,866
Other liabilities	5,373,535	6,571,012
Total liabilities	221,575,032	227,144,878
Members’ capital	$68,449,076	$96,490,866

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
Revenues	$5,976,204	$6,187,151
Operating expenses	(3,071,480)	(3,172,006)
Depreciation and amortization expense	(1,941,216)	(1,961,529)
Interest expense	(4,181,111)	(4,271,689)
One time charge off	(41,651)	—
Unrealized gain (loss)	(1,374,782)	780,091
Net loss	$(4,634,036)	$(2,437,982)

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on May 30, 2026. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of March 31, 2026 and December 31, 2025, the Company's investment had a carrying value of $19.3 million and $18.6 million, respectively.

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC:

	Three Months Ended March 31,
	2026	2025
Income from other equity investment	$705,548	$603,569
Distributions received from other equity investment	—	—

Note 5. Real Estate Owned, Net

Real Estate Owned Activities

    On January 22, 2026, the Company foreclosed on one multifamily property in full satisfaction of a first mortgage and related fees and expenses. The following table summarizes the carrying value of the first mortgage prior to the foreclosure and the allocation of the estimated fair value of the real estate acquired:

Carrying Value of First Mortgage:
Loans held for investment	$31,445,183
Other assets	27,099
$31,472,282
Net Assets Acquired:
Land	$12,263,796
Buildings and Improvements	18,973,000
In-place lease intangibles	363,000
Other liabilities	(127,514)
$31,472,282

    In March 2026, the Company sold two industrial buildings for net proceeds of $20.6 million and recognized a net loss on sale of $0.6 million. In connection with the sale, the Company used a portion of the proceeds to partially repay the related mortgage loan payable.

Notes to Unaudited Consolidated Financial Statements

Real Estate Asset Held for Sale

    During the three months ended March 31, 2026, the Company entered into a purchase and sale agreement to sell one industrial building for a purchase price of $10.0 million. In connection with the real estate asset held for sale, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of the industrial building to its estimated selling price less the cost of the sale as of March 31, 2026. The sale subsequently closed on April 8, 2026.

Operating Real Estate Owned, Net

    As of December 31, 2025, real estate owned was comprised of four industrial buildings located in Texas with lease intangible assets and liabilities. During the three months ended March 31, 2026, the Company sold two industrial buildings, acquired one multifamily property through foreclosure, and reclassified one industrial building to held for sale, resulting in one industrial building located in Texas and one multifamily property located in California with lease intangible assets and liabilities as of March 31, 2026. The following table presents the components as of:

	March 31, 2026			December 31, 2025
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,979,051	$—	$13,979,051	$8,096,412	$—	$8,096,412
Building and building improvements	34,179,918	(1,549,664)	32,630,254	42,420,065	(3,571,732)	38,848,333
Tenant improvements	—	—	—	118,189	—	118,189
Total real estate	48,158,969	(1,549,664)	46,609,305	50,634,666	(3,571,732)	47,062,934
Lease intangible assets:
In-place lease	2,143,869	(1,521,313)	622,556	5,365,527	(3,514,984)	1,850,543
Total intangible assets	2,143,869	(1,521,313)	622,556	5,365,527	(3,514,984)	1,850,543
Lease intangible liabilities:
Below-market rent	(1,448,394)	1,119,203	(329,191)	(3,850,707)	2,296,991	(1,553,716)
Total intangible liabilities	(1,448,394)	1,119,203	(329,191)	(3,850,707)	2,296,991	(1,553,716)
Total operating real estate	$48,854,444	$(1,951,774)	$46,902,670	$52,149,486	$(4,789,725)	$47,359,761

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Real estate operating revenues:
Lease revenue	$1,084,198	$1,659,881
Other operating income	253,992	524,314
Total	$1,338,190	$2,184,195
Real estate operating expenses:
Utilities	$5,889	$27,444
Real estate taxes	250,663	298,742
Repairs and maintenances	119,612	280,961
Management fees	125,225	63,873
Other operating expenses	283,560	304,208
Total	$784,949	$975,228

Notes to Unaudited Consolidated Financial Statements

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Net amortization of above- and below-market rent intangibles (1)	$(190,883)	$(404,245)
Amortization of in-place lease intangibles (2)	$389,509	$561,420
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

As of March 31, 2026 and December 31, 2025, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

Notes to Unaudited Consolidated Financial Statements

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

The following tables present fair value measurements of money market funds and marketable securities, by major class according to the fair value hierarchy as of:

	March 31, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$757,317	$—	$—	$757,317
Total	$757,317	$—	$—	$757,317

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$28,928,772	$—	$—	$28,928,772
Total	$28,928,772	$—	$—	$28,928,772
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

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		March 31, 2026			December 31, 2025
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$160,385,847	$94,832,555	$94,732,651	$191,765,400	$134,644,098	$134,385,733
Loans held for investment acquired through participation	3	18,483,676	18,575,489	18,411,603	18,676,938	18,743,315	18,555,149
Total loans		178,869,523	113,408,044	113,144,254	210,442,338	153,387,413	152,940,882
Equity securities without readily determinable fair value (1)	3	2,000,000	2,004,168	2,000,000	2,000,000	2,004,168	2,000,000
Total assets		$180,869,523	$115,412,212	$115,144,254	$212,442,338	$155,391,581	$154,940,882
Liabilities:
Unsecured notes payable	1	$56,361,350	$56,148,203	$39,407,856	$118,763,375	$117,949,074	$114,366,824
Secured financing agreements	3	74,245,500	71,527,031	74,234,687	61,950,000	60,908,096	61,866,780
Obligations under participation agreements	3	18,020,576	18,200,782	18,200,782	18,020,576	18,197,981	18,197,981
Total liabilities		$148,627,426	$145,876,016	$131,843,325	$198,733,951	$197,055,151	$194,431,585
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both March 31, 2026 and December 31, 2025 due to their short-term nature.

Notes to Unaudited Consolidated Financial Statements

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). There was no impairment charge for the three months ended March 31, 2025. The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis for the three months ended March 31, 2026:

		Three Months Ended March 31, 2026
	Level	Fair Value	Impairment Charge
Real estate asset held for sale
Real estate and intangibles	3	$9,788,999	$595,984
			$595,984

During the three months ended March 31, 2026, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of one industrial building to its estimated selling price less the cost of the sale. The fair value measurement was determined by the selling price.

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

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at March 31, 2026	Primary Valuation Technique	Unobservable Inputs	March 31, 2026
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$94,732,651	Discounted cash flow	Discount rate	6.75%	18.65%	10.76%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	18,411,603	Discounted cash flow	Discount rate	18.30%	18.30%	18.30%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$115,144,254
Liabilities:
Secured financing agreements	$74,234,687	Discounted cash flow	Discount rate	6.43%	9.53%	8.03%
Obligation under participation agreement	18,200,782	Discounted cash flow	Discount rate	18.65%	18.65%	18.65%
Total Level 3 Liabilities	$92,435,469

	Fair Value at December 31, 2025	Primary Valuation Technique	Unobservable Inputs	December 31, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$134,385,733	Discounted cash flow	Discount rate	6.75%	18.79%	11.32%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	18,555,149	Discounted cash flow	Discount rate	16.00%	18.30%	18.18%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$154,940,882
Liabilities:
Secured financing agreements	$61,866,780	Discounted cash flow	Discount rate	6.51%	9.85%	8.20%
Obligation under participation agreement	18,197,981	Discounted cash flow	Discount rate	18.79%	18.79%	18.79%
Total Level 3 Liabilities	$80,064,761
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Origination and extension fee expense (1)	$60,282	$698,879
Asset management fee	935,071	1,367,789
Asset servicing fee	211,211	329,600
Operating expenses reimbursed to Manager	673,467	1,429,953
Disposition fee (2)	231,100	320,000
Total	$2,111,131	$4,146,221
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan on the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

Asset Servicing Fee

The Manager or its affiliates receives from the Company a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price, as defined in the Management Agreement, for each investment held by the Company.

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of March 31, 2026 and December 31, 2025, the Company had not received any breakup fees.

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

Due from Related Parties

As of March 31, 2026 and December 31, 2025, amount due from related parties was $1.7 million and $1.7 million, primarily related to operational cash requirements the Company paid on behalf of its affiliates.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of March 31, 2026 and December 31, 2025, amount outstanding under this promissory note payable was $16.0 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid
For the three months ended March 31, 2026 and 2025, the Company made distributions to related parties totaling $0.2 million and $0.9 million, respectively, all of which were returns of capital.

Notes to Unaudited Consolidated Financial Statements

Due to Manager

    As of March 31, 2026 and December 31, 2025, due to Manager was $0.2 million and $0.7 million, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Mavik Real Estate Special Opportunities Fund, LP and Mavik Real Estate Special Opportunities VS2, LP

On August 3, 2020, the Company entered into a subscription agreement with RESOF whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in RESOF. On December 23, 2025, the Company entered into a subscription agreement with VS2 whereby the Company committed to fund up to $8.4 million to purchase limited partnership interests in VS2. For more information on these investments, please see Note 4.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	March 31, 2026
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$18,483,676	$18,575,489
		$18,483,676	$18,575,489

	December 31, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$17,703,471	$17,769,848
Loan B (1)(2)	12.50%	973,467	973,467
		$18,676,938	$18,743,315
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)The loan was held in the name of Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of:

			March 31, 2026
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$22,292,750	$22,515,678	80.8%	$18,020,576	$18,200,782

			December 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$22,292,750	$22,512,213	80.8%	$18,020,576	$18,197,981
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

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	March 31, 2026	December 31, 2025
6.00% Senior Notes Due 2026 (2)	6.00%	6.68%	6/30/2026	$56,361,350	$80,388,375
7.00% Senior Notes Due 2026 (2) (3)(4)	7.00%	11.16%	3/31/2026	—	38,375,000
Total principal amount				56,361,350	118,763,375
Unamortized issue discount				(157,310)	(312,026)
Unamortized purchase discount (4)				—	(391,525)
Unamortized deferred financing costs				(55,837)	(110,750)
Unsecured notes payable, net				$56,148,203	$117,949,074
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)On March 30, 2026, the Company exchanged $24.0 million and $1.6 million of its 6.00% Senior Notes Due 2026 and of Terra LLC’s 7.00% Senior Notes Due 2026, respectively, for $25.6 million of the Company’s 7.00% secured senior notes due 2029.
(3)On March 31, 2026, Terra LLC repaid the remaining 7.00% Senior Notes Due 2026 in full.
(4)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes Due 2026 (as defined below) and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

Notes to Unaudited Consolidated Financial Statements

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

The 7.00% Senior Notes Due 2026
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes Due 2026”). In connection with the BDC Merger, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the outstanding 7.00% Senior Notes Due 2026. As discussed above, on March 31, 2026, the 7.00% Senior Notes Due 2026 were repaid in full by Terra LLC and the outstanding balance as of March 31, 2026 was zero.

Covenant Compliance
The Company’s unsecured notes payable contain certain financial covenants. As of March 31, 2026, the Company was in compliance with such covenants.
Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	March 31, 2026						December 31, 2025
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value	Maximum Facility Size	Principal Amount	Principal Amount
Non-Recourse Financing:
Property mortgages - variable rate (2)	January 2027	January 2027	9.85%	31,341,140	N/A	13,250,000	—
Property mortgages - fixed rate	June 2028	June 2028	6.25%	15,561,530	N/A	7,417,500	20,700,000
Total				46,902,670		20,667,500	20,700,000
Other Secured Financing:
Term loan (3)	December 2027	December 2028	9.00%	35,813,168	10,000,000	10,000,000	10,000,000
Secured borrowings (4)	June 2027	June 2027	9.32%	32,246,186	18,000,000	18,000,000	31,250,000
Secured notes payable (5)	March 2029	March 2029	7.00%	149,650,767	25,578,000	25,578,000	—
Total				217,710,121	53,578,000	53,578,000	41,250,000
				$264,612,791	$53,578,000	74,245,500	61,950,000
Unamortized deferred financing costs and other						(2,718,469)	(1,041,904)
Secured financing agreements, net						$71,527,031	$60,908,096
_______________
(1)Amount is calculated using the applicable index rate as of March 31, 2026.
(2)Interest rate is based on Term SOFR plus a spread of 5.0% with a combined floor rate of 9.85%. In connection with the foreclosure on one multifamily property in full satisfaction of a first mortgage loan investment and related fees and expenses (Note 5), the Company’s lender converted the related $13.2 million in secured borrowings to a property mortgage.
(3)The term loan payable is collateralized by the Company’s equity interest in RESOF and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in RESOF is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.
(4)Interest rate is based on Term SOFR plus a spread of 5.0% with a combined floor rate of 9.32%. The facility is used to finance the Company’s senior loan investment.
(5)See “Secured Notes Payable” below.

Notes to Unaudited Consolidated Financial Statements

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended March 31,
	2026	2025
Amortization of deferred financing costs and others	$418,559	$526,414

Proceeds from secured financing	$—	$3,254,091
Principal repayments on secured financing	$(13,282,500)	$(43,700,349)

Secured Notes Payable

On February 13, 2026, the Company filed a registration statement on Form S-4 (as amended on March 12, 2026, and as may be amended from time to time, the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) in connection with registered exchange offers (the “Exchange Offer”) to exchange any and all of the Company’s outstanding 6.00% Senior Notes due 2026 and Terra Income Fund 6 LLC’s 7.00% Senior Notes due 2026 for the Company’s newly issued 7.00% Senior Secured Notes due 2029 (the “Exchange Notes”). The Registration Statement was declared effective by the SEC on March 26, 2026.

On March 30, 2026, the Exchange Offer was completed and settled. In connection with the Exchange Offer, $24.0 million of the Company’s outstanding 6.00% Senior Notes due 2026 and $1.6 million of Terra LLC’s 7.00% Senior Notes due 2026 were validly tendered and not withdrawn in the Exchange Offers. On March 30, 2026 (the “Issue Date”), the Company issued Exchange Notes with an aggregate principal balance of $25.6 million. The Exchange Notes were issued pursuant to an Indenture (the “Indenture”), dated March 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association,

The Exchange Notes bear interest at 7.00% per annum, payable monthly beginning April 30, 2026, and mature on March 31, 2029, unless earlier redeemed or repurchased by the Company in accordance with their terms prior to such date. The Company may redeem the Exchange Notes at 101% of outstanding principal amount prior to December 31, 2026, and at 100% thereafter, in each case plus accrued and unpaid interest. Subject to certain exceptions, the Exchange Notes are secured by perfected liens granted by the Company on certain equity interests in the Company’s subsidiaries held by the Company from time to time, as more fully described in the Registration Statement.

The Indenture includes customary covenants that restrict, among other things, the incurrence of additional indebtedness, dividend payments, and certain corporate transactions, subject to a minimum collateral coverage ratio of 1.35 to 1.00. The Indenture also contains customary events of default, including nonpayment, covenant breaches, invalidity of collateral security, and certain bankruptcy or insolvency events, subject to specified cure periods and qualifications.

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of March 31, 2026, the Company was in compliance with all such covenants, as amended or waived.

Notes to Unaudited Consolidated Financial Statements

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following March 31, 2026 are as follows:

Years Ending December 31,	Total
2026 (April 1 through December 31)	56,361,350
2027	41,250,000
2028	7,417,500
2029	25,578,000
2030	—
130,606,850
Unamortized deferred financing costs and other	(2,931,616)
Total	$127,675,234

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of March 31, 2026 and December 31, 2025, obligations under participation agreements were $18.2 million and $18.2 million, respectively (see “Participation Agreements” in Note 7). The interest rate on the obligations under participation agreements was 18.65% and 18.79%, respectively.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to $8.0 million and $8.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitments
As discussed in Note 4, the Company entered into subscription agreements with RESOF and VS2 whereby the Company committed to fund up to $50.0 million and $8.4 million to purchase limited partnership interests in RESOF and VS2, respectively. As of March 31, 2026 and December 31, 2025, the unfunded investment commitments were $18.8 million and $19.7 million, respectively.
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

Notes to Unaudited Consolidated Financial Statements

Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended March 31,
	2026	2025
Net loss	$(15,048,983)	$(1,285,064)
Weighted-average shares outstanding - basic and diluted	24,339,892	24,338,162
Loss per share - basic and diluted	$(0.62)	$(0.05)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of March 31, 2026 and December 31, 2025, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of March 31, 2026, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.
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
For the three months ended March 31, 2026 and 2025, the Company made distributions to investors totaling $1.0 million and $4.7 million respectively, all of which were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the three months ended March 31, 2026

Notes to Unaudited Consolidated Financial Statements

and 2025, the Company issued 223 and 629 shares of Class B Common Stock for a total of $1,665 and $6,165 pursuant to the Plan, respectively.

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

•our ability to continue as a going concern;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025. Other factors that could cause actual results to differ materially include:

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

    As of March 31, 2026, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of seven loans in six states with an aggregate net principal balance of $160.8 million, a weighted average coupon rate of 12.3% and a weighted average remaining term to maturity of 0.7 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of March 31, 2026, our portfolio included underlying properties located in seven markets, across six states and includes property types such as multifamily housing, commercial offices, industrial, mixed-use and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of March 31, 2026, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

On May 7, 2026, we filed a registration statement on Form S-4 (as may be amended from time to time, the “Form S-4”) with the Securities and Exchange Commission in connection with a registered exchange offer (the “Exchange Offer”) to exchange any and all of our outstanding 6.00% unsecured senior notes due 2026 (the “6.00% Senior Notes Due 2026”) for newly issued Senior Secured Notes due 2029 by the Company. The Exchange Offer is scheduled to expire on June 7, 2026, unless extended. For additional information regarding the Exchange Offer, including the terms and conditions thereof, please refer to the Form S-4, including the prospectus contained therein.

We have significant debt obligations of approximately $69.6 million coming due, including $56.4 million of the 6.00% Senior Notes Due 2026 maturing on June 30, 2026. As of March 31, 2026, we had cash and cash equivalents of $5.0 million. We intend to refinance or repay the 6.00% Senior Notes Due 2026 that are not exchanged in the Exchange Offer through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, the deferral of asset management fee payments and operating expenses reimbursed to our Manager and may also use debt or equity capital sources or facilities. However, there can be no assurance that we will be able to obtain the additional liquidity needed to repay the 6.00% Senior Notes Due 2026. Therefore, substantial doubt about our ability to continue as a going concern exists. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

	March 31, 2026
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	5	7	1	7
Principal balance	$13,082,598	$165,786,925	$178,869,523	$18,020,576	$160,848,947
Carrying value	12,297,784	101,110,260	113,408,044	18,200,782	95,207,262
Fair value	12,369,788	100,774,466	113,144,254	18,200,782	94,943,472
Weighted average coupon rate (4)	8.50%	14.27%	13.77%	18.65%	12.34%
Weighted-average remaining term (years) (5)	1.44	0.56	0.67	—	0.67

	December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	6	9	1	9
Principal balance	$14,012,427	$196,429,911	$210,442,338	$18,020,576	$192,421,762
Carrying value	13,226,342	140,161,071	153,387,413	18,197,981	135,189,432
Fair value	13,133,944	139,806,938	152,940,882	18,197,981	134,742,901
Weighted average coupon rate (4)	9.42%	14.46%	14.16%	18.79%	13.44%
Weighted-average remaining term (years) (5)	1.48	0.59	0.71	—	0.71
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.65% and Term SOFR of 3.66% as of March 31, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of March 31, 2026 and December 31, 2025, amount included $32.1 million and $63.6 million of senior mortgages used as collateral for $18.0 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of March 31, 2026 and December 31, 2025, four and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of March 31, 2026 and December 31, 2025, exclusive of any extension available.

Real Estate Owned

In addition to our net loan portfolio, we own one industrial building and one multifamily property as of March 31, 2026 and four industrial buildings as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the real estate and related lease intangible assets and liabilities had a net carrying value of $46.9 million and $47.4 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $20.7 million and $20.7 million, respectively.

Equity Interest in Unconsolidated Investments

As of both March 31, 2026 and December 31, 2025, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. Additionally, in December 2025, we entered into a subscription agreement with another affiliated limited partnership that invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities for a 1.5% interest in the partnership. As of March 31, 2026 and December 31, 2025, these equity interests had total carrying value of $90.0 million and $94.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of March 31, 2026 and December 31, 2025 was $5.36 and $6.02, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended March 31, 2026 and 2025, we invested $2.6 million and $29.0 million in new and add-on investments and had $1.6 million and $23.7 million of repayments, resulting in net repayments of $1.0 million and $5.3 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

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

	March 31, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,033,707	$55,152,276	57.9%	$86,456,898	$88,060,452	65.2%
Mezzanine loans	25,483,676	25,570,676	26.9%	24,703,471	24,763,765	18.3%
Preferred equity investments	80,331,564	14,484,310	15.2%	81,261,393	22,365,215	16.5%
Total	$160,848,947	$95,207,262	100.0%	$192,421,762	$135,189,432	100.0%

	March 31, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Office	$102,104,409	$37,113,002	39.0%	$101,711,046	$43,696,575	32.3%
Infill land	41,389,766	41,481,579	43.6%	40,609,561	41,821,242	30.9%
Multifamily	6,082,598	5,302,599	5.6%	37,855,514	37,390,000	27.7%
Industrial	7,000,000	6,995,187	7.3%	7,000,000	6,993,917	5.2%
Mixed-use	4,272,174	4,314,895	4.5%	4,272,174	4,314,231	3.2%
Retail	—	—	—%	973,467	973,467	0.7%
Total	$160,848,947	$95,207,262	100.0%	$192,421,762	$135,189,432	100.0%

	March 31, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
California	$4,272,174	$4,314,896	4.5%	$36,088,728	$36,445,271	27.0%
Georgia	32,127,617	32,246,186	33.9%	31,734,254	31,878,019	23.6%
New Jersey	22,906,090	22,906,090	24.1%	22,906,090	24,051,394	17.8%
Arizona	18,483,676	18,575,489	19.5%	17,703,471	17,769,848	13.1%
New York	76,059,390	10,169,414	10.7%	76,015,752	17,077,516	12.6%
Massachusetts	7,000,000	6,995,187	7.3%	7,000,000	6,993,917	5.2%
Illinois	—	—	—%	973,467	973,467	0.7%
Total	$160,848,947	$95,207,262	100.0%	$192,421,762	$135,189,432	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Interest income	$1,623,636	$10,205,897	$(8,582,261)
Real estate operating revenue	1,338,189	2,184,195	(846,006)
Other operating income	252,025	66,657	185,368
	3,213,850	12,456,749	(9,242,899)
Operating expenses
Operating expenses reimbursed to Manager	673,467	1,429,953	(756,486)
Asset management fee	935,071	1,367,789	(432,718)
Asset servicing fee	211,211	329,600	(118,389)
Provision for credit losses	6,927,419	2,119,736	4,807,683
Real estate operating expenses	784,950	975,228	(190,278)
Depreciation and amortization	854,622	1,345,937	(491,315)
Professional fees	2,072,080	518,354	1,553,726
Impairment charge on real estate asset	595,984	—	595,984
Directors’ fees	68,750	83,750	(15,000)
Other	102,650	202,190	(99,540)
	13,226,204	8,372,537	4,853,667
Operating (loss) income	(10,012,354)	4,084,212	(14,096,566)
Other income and expenses
Interest expense on secured financing	(1,806,153)	(4,548,870)	2,742,717
Interest expense on unsecured notes payable	(2,478,542)	(2,491,537)	12,995
Interest expense on obligations under participation agreements	(844,617)	(888,904)	44,287
Income from equity interest in unconsolidated investments	660,007	2,560,110	(1,900,103)
Loss on sale of real estate, net	(560,634)	—	(560,634)
Unrealized gain on investments, net	—	(75)	75
	(5,029,939)	(5,369,276)	339,337
Net loss before income taxes	(15,042,293)	(1,285,064)	(13,757,229)
Provision for income tax	(6,690)	—	$(6,690)
Net loss	$(15,048,983)	$(1,285,064)	$(13,763,919)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured financing agreements.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$198,982,324	13.3%	$301,186,692	13.0%
Obligations under participation agreements	(18,020,576)	18.8%	(18,349,524)	19.3%
Secured borrowing	(22,563,889)	9.3%	(16,363,889)	9.9%
Promissory notes payable	—	—%	(23,753,749)	9.4%
Repurchase agreements payable	—	—%	(39,389,877)	9.0%
Revolving line of credit payable	—	—%	(14,789,174)	7.7%
Net loans (3)	$158,397,859	13.2%	$188,540,479	14.4%
Senior loans
Gross loans	$75,111,625	12.7%	$215,794,304	13.2%
Secured borrowing	(22,563,889)	9.3%	(16,363,889)	9.9%
Promissory notes payable	—	—%	(23,753,749)	9.4%
Repurchase agreements payable	—	—%	(39,389,877)	9.0%
Revolving line of credit payable	—	—%	(14,789,174)	7.7%
Net loans (3)	$52,547,736	14.2%	$121,497,615	16.4%
Subordinated loans (4)
Gross loans	$123,870,699	13.8%	$85,392,388	12.4%
Obligations under participation agreements	(18,020,576)	18.8%	(18,349,524)	19.3%
Net loans (3)	$105,850,123	12.9%	$67,042,864	10.5%
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

Interest Income

    For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, interest income decreased by $8.6 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans, an increase in suspended interest income accrual on one non-performing loan, and the write off of the exit fee on a non-performing loan.

Real Estate Operating Revenue

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, real estate operating revenue decreased by $0.8 million, primarily due to the sale of four and two industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Other Operating Income

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, other operating income increased by $0.2 million, primarily due to an increase in dividend income earned on our money market account.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (as amended, the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three months ended March 31, 2026 as compared to the three months March 31, 2025, operating expenses reimbursed to our Manager decreased by $0.8 million, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, asset management fees decreased by $0.4 million, primarily due to a decrease in total assets under management resulting from repayment of loans as well as the sale of four and two industrial buildings in 2025 and 2026, respectively.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, asset servicing fees decreased by $0.1 million, primarily due to a decrease in total assets under management resulting from the repayment of loans as well as the sale of four and two industrial buildings in 2025 and 2026, respectively.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the three months ended March 31, 2026, provision for credit losses was $6.9 million, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

    For the three months ended March 31, 2025, provision for credit losses was $2.1 million primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

Real Estate Operating Expenses

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, real estate operating expenses decreased by $0.2 million, primarily due the sale of four and two industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Depreciation and Amortization

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, depreciation and amortization decreased by $0.5 million, primarily due to the sale of four industrial buildings in 2025 as well as two industrial buildings in 2026, partially offset by the acquisition of one multifamily property in 2026.

Professional Fees

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, professional fees increased by $1.6 million, primarily due to fees incurred in 2026 related to strategic financing alternatives.

Impairment Charge on Real Estate Asset

For the three months ended March 31, 2026, in connection with the pending sale of one industrial building, we recorded an impairment charge of $0.6 million to reduce the carrying value of these industrial building to its estimated selling price less the costs to sell. There was no such impairment charge for the three months ended March 31, 2025.

Interest Expense on Secured Financing

Our secured financing agreements consisted of a repurchase agreement, revolving line of credit, term loan, promissory notes, secured borrowings, secured notes payable and property mortgages. The outstanding amounts under the repurchase agreement, the revolving line of credit and the promissory notes were repaid in full and the facilities were terminated in June 2025, July 2025 and November 2025 respectively.

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, interest expense on secured financing decreased by $2.7 million as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026. In March 2026, the 7.00% notes due in 2026 were repaid in full.

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, interest expense on unsecured notes payable was substantially the same. Interest expense increased due to an increase in the amortization of financing costs using the effective interest rate method was substantially offset by a decrease in interest expense driven by the retirement of 189,465 units of the 6.00% Senior Notes Due 2026 in 2025.

Income from Equity Interest in Unconsolidated Investments

We owned a 14.9% equity interest in RESOF as of both March 31, 2026 and December 31, 2025, and a 1.5% equity interest in VS2 as of March 31, 2026. Both RESOF and VS2 are affiliated limited partnerships that invest primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of both March 31, 2026 and December 31, 2025, we also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Three Months Ended March 31,
	2026	2025
Income from equity interest in RESOF	$1,020,307	$2,206,934
Income from equity interest in VS2	136,805	—
Loss from equity interest in the joint ventures	(1,202,653)	(250,393)
Income from other equity investment	705,548	603,569
	$660,007	$2,560,110

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, equity income from RESOF decreased as a result of a decrease in RESOF’s net income generated due to a decrease in the amount of invested capital.

For the three months ended March 31, 2026, equity income from VS2 was recorded as a result of VS2’s net income generated by invested capital. There was no such investment in VS2 or related income for the three months ended March 31, 2025.

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, equity loss from the joint ventures increased primarily due to an unrealized gain on investment recognized in 2025 by a joint venture.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, the increase in income from other equity investment is due an increase in the outstanding principal balance.

Loss on Sale of Real Estate, Net

For the three months ended March 31, 2026, we sold two industrial buildings and recognized a net loss on sale of $0.6 million. There was no such gain or loss for the three months ended March 31, 2025.

Net Loss

    For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, the resulting net loss increased by $13.8 million.

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

    We expect to fund approximately $8.0 million of the unfunded commitments to borrowers during the next twelve months. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans. Obligations under participation agreements of $18.0 million will mature in the next twelve months. We will use the proceeds from the repayment of the corresponding investment to repay the participation obligations. Additionally, a property mortgage with a total outstanding principal balance of $13.3 million that is collateralized by one multifamily property will mature within the next twelve months. We expect to use proceeds from the sale of the underlying real estate to repay the property mortgage. Finally, the 6.00% Senior Notes Due 2026 with an outstanding principal balance of $56.4 million are scheduled to mature on June 30, 2026. We intend to repay the 6.00% Senior Notes Due 2026 that are not exchanged in the Exchange Offer through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, the deferral of asset management fee payments and operating expenses reimbursed to our Manager and may also use debt or equity capital sources or facilities. As previously disclosed, we may repurchase certain of our 6.00% Senior Notes Due 2026. The repurchases may be made directly by us or made indirectly through an affiliated purchaser entity managed by our Manager and co-owned by us and other vehicles managed by our Manager or its affiliates. Such affiliate purchaser entity may also purchase third-party marketable securities. The timing and amount of any transactions will be determined by our Manager based on its evaluation of market conditions, prices, legal requirements and other factors, and may be made from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all SEC rules and other legal requirements.

Summary of Financing

The table below summarizes our debt financing as of March 31, 2026:

Type of Financing	Outstanding Balance	Interest Rate	Maturity Date
Fixed Rate:
Unsecured notes payable	$56,361,350	6.00%	June 2026
Secured note payable	25,578,000	7.00%	March 2029
Property mortgages	7,417,500	6.25%	June 2028
Term loan payable	10,000,000	9.00%	December 2027
	$99,356,850
Variable Rate:
Property mortgage	13,250,000	Term SOFR + 5%, (combined floor rate ranging from 9.85%)	January 2027
Secured borrowing	18,000,000	Term SOFR + 5%, (combined floor rate ranging from 9.32%)	June 2027
	$31,250,000

Cash Flows (Used in) Provided by Operating Activities

    For the three months ended March 31, 2026, cash flows used in operating activities were $1.5 million compared to cash flows provided by operating activities of $0.9 million for the three months ended March 31, 2025. The change in operating cash flows was primarily due to a decrease in contractual interest income, partially offset by a decrease in contractual interest expense.

Cash Flows Provided by Investing Activities

    For the three months ended March 31, 2026, cash flows provided by investing activities were $24.5 million, primarily related to proceeds from sale of real estate of $20.6 million, proceeds from repayment of loans of $1.6 million and distributions received in excess of income of $4.9 million, partially offset by origination, purchase and funding of loans of $1.4 million and capital contribution to equity investments of $1.1 million.
    For the three months ended March 31, 2025, cash flows provided by investing activities were $46.2 million, primarily related to proceeds from repayment of loans of $54.0 million, partially offset by origination. purchase and funding of loans of $7.9 million.

Cash Flows Used in Financing Activities

    For the three months ended March 31, 2026, cash flows used in financing activities were $52.1 million, primarily related to principal repayments on unsecured notes payable of $36.8 million, repayments on secured financing of $13.3 million, payment for financing costs of $0.3 million, distributions paid to investors of $1.0 million, and a decrease in interest reserve and other deposits held on investments of $0.6 million.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended March 31,
	2026	2025
Origination and extension fee expense (1)	$60,282	$698,879
Asset management fee	935,071	1,367,789
Asset servicing fee	211,211	329,600
Operating expenses reimbursed to Manager	673,467	1,429,953
Disposition fee (2)	231,100	320,000
Total	$2,111,131	$4,146,221
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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of March 31, 2026 and December 31, 2025, amount outstanding under the promissory note payable was $16.0 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    As of March 31, 2026, the principal balance of our participation obligation was $18.0 million, which was a participation obligation to a related-party managed by the Manager.

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

    For the three months ended March 31, 2026 and 2025, the weighted average outstanding principal balance on obligations under participation agreements was approximately $18.0 million and $18.3 million, respectively, and the weighted average interest rate was approximately 18.8% and 19.3%, respectively.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

March 31, 2026
Variable rate investments	$146,766,099
Variable rate debt	$31,250,000

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of March 31, 2026 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(1,282,824)	$1,350,260
Decrease (increase) in interest expense from variable rate debt (1)	—	(62,071)
Net increase (decrease) in investment income from variable rate instruments	$(1,282,824)	$1,288,189
_______________
(1)A 1.00% decrease in Term SOFR or SOFR had no impact on interest expense because the interest rate on the debt is subject to a floor.

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2026 and 2025, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” Except as set forth below, there have been no material changes to our risk factors since the filing of our annual report on Form 10-K for the year ended December 31, 2025.

Limited participation in the Exchange Offer (as defined in Item 2 hereof) could result in us defaulting on the 6.00% Senior Notes Due 2026 that remain outstanding after such Exchange Offer is completed.

Participation in the Exchange Offer may be limited. If only a small portion of the 6.00% Senior Notes Due 2026 are exchanged pursuant to the Exchange Offer, a significant amount of the 6.00% Senior Notes Due 2026 could remain outstanding after such Exchange Offer is completed. We intend to repay the 6.00% Senior Notes Due 2026 that are not exchanged in the

Exchange Offer through ordinary course loan repayments, real estate owned and loan sales, receipt of distributions from equity interests in unconsolidated investments, deferral of asset management fees and operating expenses reimbursement payments to the Manager and may also use debt or equity capital sources or facilities. However, there can be no assurance that we will have sufficient liquidity or be able to obtain additional financing to repay or refinance any 6.00% Senior Notes Due 2026 that remain outstanding at their maturity on June 30, 2026. We had cash and cash equivalents of approximately $5.0 million as of March 31, 2026. Our ability to repay or refinance these notes will depend on a number of factors, including our ability to generate liquidity through ordinary course loan repayments, asset sales and distributions, deferral of management fees and expense reimbursement payments to the Manager, our available liquidity, our ability to access capital markets, the performance and valuation of our assets and general market conditions. If we are unable to obtain additional financing, refinance the 6.00% Senior Notes Due 2026 or otherwise generate sufficient liquidity prior to maturity, we could default on the 6.00% Senior Notes Due 2026, which could materially adversely affect our business, financial condition, results of operations and cash flows. Therefore, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.
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

4.4	Form of Global Note representing the Company’s 6.00% Senior Notes due June 30, 2026 (included in Exhibit 4.2).

Exhibit No.	Description and Method of Filing
4.5
Indenture, dated as of March 30, 2026, by and among Terra Property Trust, Inc., and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2026).

4.6	Form of 7.00% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)