Form 10-Q
period 2026-06-30
Terra Property Trust, Inc.
filed 2026-08-07
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
7.00% Senior Secured Notes due 2029	TPTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2026, the registrant had 24,340,114 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$9,673,979	$33,172,814
Restricted cash	730,885	1,202,134
Cash held in escrow	521,451	3,519,393
Loans held for investment, net of allowance for credit losses of $793,657 and $58,950,552	67,876,456	134,644,098
Loans held for investment acquired through participation, net of allowance for credit losses of $55,013 and $72,544	19,408,886	18,743,315
Equity interest in unconsolidated investments	90,966,203	94,218,842
Real estate owned, net (Note 5)
Land, building and building improvements, net	46,330,324	47,062,934
Lease intangible assets, net	283,334	1,850,543
Interest receivable	7,601,631	8,252,234
Due from related parties	1,414,784	1,743,577
Other assets	4,798,452	7,130,874
Total assets	$249,606,385	$351,540,758
Liabilities and Equity
Liabilities:
Secured financing agreements, net	$111,420,891	$60,908,096
Unsecured notes payable, net	—	117,949,074
Obligations under participation agreements (Note 8)	—	18,197,981
Interest reserve and other deposits held on investments	730,885	1,202,134
Lease intangible liabilities, net (Note 5)	230,438	1,553,716
Due to Manager (Note 7)	1,338,333	728,212
Interest payable	478,329	654,465
Accounts payable and accrued expenses	6,507,128	2,964,488
Unearned income	68,079	151,622
Other liabilities	2,325,526	766,742
Total liabilities	123,099,609	205,076,530
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both June 30, 2026 and December 31, 2025	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,340,114 and 24,339,891 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	243,401	243,399
Additional paid-in capital	444,497,891	444,496,228
Accumulated deficit	(318,234,516)	(298,275,399)
Accumulated other comprehensive income (loss)	—	—
Total equity	126,506,776	146,464,228
Total liabilities and equity	$249,606,385	$351,540,758

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Interest income	$3,754,046	$6,584,137	$5,377,682	$16,790,034
Real estate operating revenue	784,399	1,968,463	2,122,588	4,152,658
Other operating income	43,722	57,511	295,747	124,168
	4,582,167	8,610,111	7,796,017	21,066,860
Operating expenses
Operating expenses reimbursed to Manager	547,564	960,846	1,221,031	2,390,799
Asset management fee	751,492	1,280,666	1,686,563	2,648,455
Asset servicing fee	184,653	309,565	395,864	639,165
Provision for credit losses	4,859,442	1,374,181	11,786,861	3,493,917
Real estate operating expenses	392,869	1,561,799	1,177,819	2,537,027
Depreciation and amortization	631,404	1,224,996	1,486,026	2,570,933
Professional fees	727,066	759,427	2,799,146	1,277,781
Impairment charge on real estate asset	—	3,399,684	595,984	3,399,684
Directors’ fees	68,750	81,772	137,500	165,522
Other	218,268	98,885	320,918	301,075
	8,381,508	11,051,821	21,607,712	19,424,358
Operating (loss) income	(3,799,341)	(2,441,710)	(13,811,695)	1,642,502
Other income and expenses
Interest expense on secured financing	(2,114,694)	(3,491,187)	(3,920,847)	(8,040,057)
Interest expense on unsecured notes payable	(1,038,545)	(2,507,507)	(3,517,087)	(4,999,044)
Interest expense on obligations under participation agreements	(1,740,470)	(940,739)	(2,585,087)	(1,829,643)
Income from equity interest in unconsolidated investments	5,415,041	2,265,597	6,075,048	4,825,707
Gain on extinguishment of debt	119,618	—	119,618	—
Loss on sale of real estate, net	(25,040)	(2,056,550)	(585,674)	(2,056,550)
Unrealized loss on investments, net	—	—	—	(75)
	615,910	(6,730,386)	(4,414,029)	(12,099,662)
Net loss before income taxes	(3,183,431)	(9,172,096)	(18,225,724)	(10,457,160)
Provision for income tax	(757,976)	—	(764,666)	—

Net loss	$(3,941,407)	$(9,172,096)	$(18,990,390)	$(10,457,160)
Other comprehensive income
Unrealized gain on available-for-sale debt securities	—	82,377	—	228,121
	—	82,377	—	228,121
Comprehensive loss	$(3,941,407)	$(9,089,719)	$(18,990,390)	$(10,229,039)
Per share data
Loss per share — basic and diluted	$(0.16)	$(0.38)	$(0.78)	$(0.43)
Weighted-average shares — basic and diluted	24,339,907	24,338,598	24,339,899	24,338,381
Distributions declared per common share	$—	$0.10	$0.04	$0.29

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2026	$—	—	$—	24,339,891	$243,399	$444,496,228	$(298,275,399)	$—	$146,464,228
Shares issued from reinvestment of shareholder distributions	—	—	—	223	2	1,663	—	—	1,665
Distributions declared on common shares ($0.04 per share)	—	—	—	—	—	—	(968,727)	—	(968,727)
Net loss	—	—	—	—	—	—	(15,048,983)	—	(15,048,983)
Balance at March 31, 2026	—	—	—	24,340,114	243,401	444,497,891	(314,293,109)	—	130,448,183
Net loss	—	—	—	—	—	—	(3,941,407)	—	(3,941,407)
Balance at June 30, 2026	$—	—	$—	24,340,114	$243,401	$444,497,891	$(318,234,516)	$—	$126,506,776

	Preferred Stock	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value			$0.01 Par Value
		Shares		Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—		$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—		—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—		—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—		—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—		—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	—	—		—	24,338,581	243,386	444,485,095	(264,746,858)	(39,731)	179,941,892
Shares issued from reinvestment of shareholder distributions	—	—	—	—	338	3	3,120	—	—	3,123
Distributions declared on common shares ($0.10 per share)	—	—	—	—	—	—	—	(2,329,214)	—	(2,329,214)
Net loss	—	—	—	—	—	—	—	(9,172,096)	—	(9,172,096)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	82,377	82,377
Balance at June 30, 2025	$—	—		$—	24,338,919	$243,389	$444,488,215	$(276,248,168)	$42,646	$168,526,082

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,990,390)	$(10,457,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,486,026	2,570,933
Provision for credit losses	11,786,861	3,493,917
Impairment charge on real estate asset held for sale	595,984	3,399,684
Loss on sale of real estate, net	585,674	2,056,550
Gain on extinguishment of debt	(119,618)	—
Amortization of net purchase premiums on loans	—	6,913
Straight-line rent adjustments	7,711	(68,807)
Amortization of deferred financing costs	933,773	755,404
Amortization of discount on unsecured notes payable	703,549	999,594
Amortization of above- and below-market rent intangibles	(306,145)	(758,255)
Amortization and accretion of investment-related fees, net	1,559,567	680,413
Unrealized loss on investments, net	—	75
Distributions received from equity interest in unconsolidated investments	2,729,875	4,735,370
Income from equity interest in unconsolidated investments	(6,075,048)	(4,825,707)
Changes in operating assets and liabilities:
Interest receivable	650,603	(1,379,457)
Due from related parties	328,793	(325,737)
Other assets	2,048,006	(676,766)
Due to Manager	578,669	(34,770)
Unearned income	(83,543)	150,221
Interest payable	(176,136)	(48,555)
Accounts payable and accrued expenses	(922,355)	1,741,846
Other liabilities	1,574,292	(2,569)
Net cash (used in) provided by operating activities	(1,103,852)	2,013,137
Cash flows from investing activities:
Proceeds from repayments of loans	23,849,008	87,042,899
Origination, purchase and funding of loans	(2,700,004)	(15,286,064)
Proceeds from sale of real estate	30,388,452	13,831,028
Capital contributions to and purchase of equity interests in unconsolidated investments	(2,767,487)	(746,658)
Distributions in excess of income	9,313,737	481,297
Repayments of promissory note receivable	—	1,182,759
Net cash provided by investing activities	58,083,706	86,505,261

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Repayments on secured financing	(34,450,000)	(91,059,190)
Proceeds from secured financing	37,250,000	23,383,257
Proceeds from obligations under participation agreements	—	1,606,804
Repayments on obligations under participation agreements	(18,020,576)	—
Repayments on unsecured notes payable	(65,909,507)	—
Distributions paid	(967,062)	(6,970,945)
Payment of deferred financing costs	(1,379,486)	—
Change in interest reserve and other deposits held on investments	(471,249)	(1,699,228)
Net cash used in financing activities	(83,947,880)	(74,739,302)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,968,026)	13,779,096
Cash, cash equivalents and restricted cash at beginning of period	37,894,341	18,965,026
Cash, cash equivalents and restricted cash at end of period (Note 2)	$10,926,315	$32,744,122

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,561,835	$13,162,301

Supplemental non-cash information:
Reinvestment of shareholder distributions	$1,665	$9,288

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
$31,472,282

On March 30, 2026, the Company exchanged $24.0 million of its 6.00% unsecured senior notes maturing on June 30, 2026 and $1.6 million of Terra Income Fund 6, LLC’s 7.00% unsecured senior notes maturing on March 31, 2026 for $25.6 million of the Company’s 7.00% Senior Secured Notes due 2029 (as defined below) (Note 8).

On June 30, 2026, the Company exchanged $36.2 million of its 6.00% unsecured senior notes maturing on June 30, 2026 for $27.2 million of the Company’s 11.00% Senior Secured Notes due 2027 (as defined below) and $9.0 million cash (Note 8).
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Note 1. Business

    Terra Property Trust, Inc. (“Terra Property Trust” and, together with its consolidated subsidiaries, the “Company”) is a real estate investment trust (“REIT”) that originates, invests in and manages a diverse portfolio of real estate and real estate-related assets. The Company was incorporated under the Maryland General Corporation Law on December 31, 2015. The Company focuses primarily on commercial real estate credit investments, including first mortgage loans, subordinated loans (including B-notes, mezzanine and preferred equity) and credit facilities throughout the United States. The Company’s loans finance the acquisition, development or recapitalization of high-quality commercial real estate in the United States. The Company focuses on middle market loans in the approximately $10 million to $50 million range, which in the Company’s experience have been subject to less competition, offer higher risk-adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company may also make strategic real estate equity and non-real estate-related investments that align with its investment objectives and criteria.

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

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2026, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.

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
Liquidity

The Company has debt obligations of approximately $57.9 million coming due (Note 8) in the next twelve months following the issuance of the consolidated financial statements. As of June 30, 2026, the Company had cash and cash equivalents of $9.7 million and did not have sufficient liquidity to satisfy these obligations.

The Company intends to repay maturing debt obligations through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture (as defined herein) upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities. However, there can be no assurance that the Company will be able to obtain the additional liquidity needed to repay the maturing debt obligations. Therefore, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	June 30,
	2026	2025
Cash and cash equivalents	$9,673,979	$5,928,733
Restricted cash	730,885	1,238,731
Cash held in escrow	521,451	25,576,658
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$10,926,315	$32,744,122

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

Secured Financing Agreements, Net

The Company’s secured financing agreements include non-recourse property mortgages, secured borrowings, senior secured notes and term loans. The Company accounts for borrowings under these financing arrangements as secured transactions, which are carried at their contractual amounts (cost), net of unamortized deferred financing fees. See “Secured Financing Arrangements” in Note 8 for additional information.

Fair Value Measurements

    U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The Company has not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, obligations under participation agreements, unsecured notes and secured financing agreements. Such financial instruments are carried at amortized cost, less impairment, where applicable. Available-for-sale securities are financial instruments that are reported at fair value.

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

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able

Notes to Unaudited Consolidated Financial Statements

to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of June 30, 2026, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2022-2025 federal tax returns remain subject to examination by the Internal Revenue Service.

The Company may hold certain investments through a consolidated taxable REIT subsidiary (“TRS”). Such TRS may be subject to U.S. federal and state corporate- level income taxes. The TRS recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts. The deferred tax assets and liabilities are included in the accompanying consolidated balance sheets using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. On December 31, 2025, the Company elected the TRS status for a wholly owned subsidiary that holds a non-real estate-related investment. In connection with this election, the Company recorded a deferred income tax expense and deferred income tax liability of $0.4 million as of December 31, 2025, related to an unrealized gain on the investment. For the three and six months ended June 30, 2026, the Company recorded additional income tax expense and deferred income tax liability of $0.8 million and $0.8 million, respectively, related to an increase in the unrealized gain on investment. Deferred tax liabilities are included in Other liabilities on the Company’s consolidated balance sheets.

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

The Company generates its revenue primarily from originating, acquiring, investing in, and managing real estate-related debt investments. The CODM evaluates the performance of any real estate owned assets with that of its real estate-related debt investments. Additionally, the Company seeks to enhance its returns on equity by utilizing leverage, and generally finances its real estate-related investments with leverage obtained through a variety of sources, including secured and unsecured debt instruments.

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on the Company’s consolidated statement of operations. The Company’s consolidated net income (loss) is primarily derived through the difference between the interest income earned on its loans and the cost at which it

Notes to Unaudited Consolidated Financial Statements

finances them. Accordingly, interest expense, as reported on its consolidated statement of operations, is its most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets.

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

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of June 30, 2026 and December 31, 2025, accrued interest receivable of $7.6 million and $8.3 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	June 30, 2026			December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	3	5	3	6	9
Principal balance	$13,151,857	$74,719,501	$87,871,358	$14,012,427	$196,429,911	$210,442,338
Carrying value	$12,365,338	$74,920,004	$87,285,342	$13,226,342	$140,161,071	$153,387,413
Fair value	$12,326,226	$74,692,809	$87,019,035	$13,133,944	$139,806,938	$152,940,882
Weighted-average coupon rate (4)	8.50%	12.39%	11.93%	9.42%	14.46%	14.16%
Weighted-average remaining term (years) (5)	1.19	0.43	0.52	1.48	0.59	0.71
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.63% and Term SOFR of 3.65% as of June 30, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of June 30, 2026 and December 31, 2025, amount included $32.5 million and $63.6 million of senior mortgages used as collateral for $17.5 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of June 30, 2026 and December 31, 2025, two and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2026 and December 31, 2025, exclusive of any extension available.

Notes to Unaudited Consolidated Financial Statements

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2026	$134,644,098	$18,743,315	$153,387,413
Principal repayments received	(22,862,129)	(986,879)	(23,849,008)
Origination, purchase and funding of loans	1,088,817	1,611,187	2,700,004
Foreclosure of collateral (1)	(31,445,183)	—	(31,445,183)
Accrual, payment and accretion of investment-related fees and other, net	(1,729,249)	23,732	(1,705,517)
Write-off (2)	(69,976,793)	—	(69,976,793)
Reversal of provision for credit losses (2)	58,156,895	17,531	58,174,426
Balance, June 30, 2026	$67,876,456	$19,408,886	$87,285,342
______________
(1)On January 22, 2026, the Company foreclosed on one multifamily property encumbering a $31.4 million first mortgage in exchange for the relief of the first mortgage and related expenses (Note 5).
(2)In June 2026, a non-performing loan held for investment was restructured, and in connection with the restructuring, the Company surrendered the loan to an unaffiliated third party in exchange for a contingent promote interest in the successor entity. In connection with the transaction, the Company derecognized the loan and wrote off the related amortized cost and allowance for credit losses. The Company did not recognize a separate asset for the promote interest because management determined that its fair value was zero.

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

	June 30, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,418,255	$55,511,119	63.6%	$86,456,898	$88,060,452	57.5%
Mezzanine loans	26,301,246	26,402,366	30.2%	24,703,471	24,763,765	16.1%
Preferred equity investments	6,151,857	5,371,857	6.2%	99,281,969	40,563,196	26.4%
Total	$87,871,358	$87,285,342	100.0%	$210,442,338	$153,387,413	100.0%

Notes to Unaudited Consolidated Financial Statements

	June 30, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Infill land	$42,207,336	$42,314,976	48.5%	$40,609,561	$41,821,242	27.3%
Office	32,512,165	32,605,029	37.3%	101,711,046	43,696,575	28.4%
Industrial	7,000,000	6,993,480	8.0%	7,000,000	6,993,917	4.6%
Multifamily	6,151,857	5,371,857	6.2%	37,855,514	37,389,999	24.4%
Mixed-use	—	—	—%	22,292,750	22,512,213	14.7%
Retail	—	—	—%	973,467	973,467	0.6%
Total	$87,871,358	$87,285,342	100.0%	$210,442,338	$153,387,413	100.0%

	June 30, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Georgia	$32,512,165	$32,605,029	37.4%	$31,734,254	$31,878,019	20.8%
New Jersey	22,906,090	22,906,090	26.2%	22,906,090	24,051,394	15.7%
Massachusetts	7,000,000	6,993,480	8.0%	7,000,000	6,993,917	4.6%
Arizona	19,301,246	19,408,886	22.2%	17,703,471	17,769,848	11.6%
New York	6,151,857	5,371,857	6.2%	76,015,752	17,077,516	11.1%
California	—	—	—%	54,109,304	54,643,252	35.6%
Illinois	—	—	—%	973,467	973,467	0.6%
Total	$87,871,358	$87,285,342	100.0%	$210,442,338	$153,387,413	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to $7.2 million and $8.8 million as of June 30, 2026 and December 31, 2025, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of June 30, 2026 and December 31, 2025, the Company had two and five non-performing loans with total amortized cost of $29.1 million and $154.7 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $0.8 million and $58.9 million as of June 30, 2026 and December 31, 2025, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in allowance for credit losses:

	Six Months Ended June 30, 2026
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$58,938,234	$84,862	$35,975	$59,059,071
Provision for (reversal of provision for) credit losses	11,818,559	(16,192)	(15,506)	11,786,861
Write-off (1)	$(69,976,793)	—	—	(69,976,793)
Allowance for credit losses, end of period	$780,000	$68,670	$20,469	$869,139
______________
(1)The write-off was primarily related to the derecognition of one non-performing loan in connection with a restructuring transaction in which the Company surrendered its prior investment and received a contingent promote interest.

	Six Months Ended June 30, 2025
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$44,120,447	$2,021,008	$150,024	$46,291,479
Provision for (reversal of provision for) credit losses	5,086,377	(1,511,065)	(81,395)	3,493,917
Allowance for credit losses, end of period	$49,206,824	$509,943	$68,629	$49,785,396

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three and six months ended June 30, 2026 and 2025, the Company did not reverse any interest income accrual because all accrued interest income was deemed collectible. For the three months ended June 30, 2026 and 2025, the Company suspended interest income accrual of $4.8 million and $3.5 million on three and two loans, respectively, because recovery of such income was not probable. For the six months ended June 30, 2026 and 2025, the Company suspended interest income accrual of $9.3 million and $6.9 million on three and two loans, respectively, because recovery of such income was not probable.
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

Notes to Unaudited Consolidated Financial Statements

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	June 30, 2026
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2026	2025	2024	2023	2022	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	7.9%	—	—	—	—	—	7,000,000
3	2	52,076,064	59.1%	—	—	32,612,165	—	19,463,899	—
4	—	—	—%	—	—	—	—	—	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	2	29,057,948	33.0%	—	—	—	—	22,906,090	6,151,858
	5	88,134,012	100.0%	$—	$—	$32,612,165	$—	$42,369,989	$13,151,858
Allowance for credit losses		(848,670)
Total carrying value, net		$87,285,342
_______________
(1)Amount includes one loan that is in maturity default with total amortized costs of $22.9 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for loan losses was recorded on this loan.

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

Equity Interest in Limited Partnerships

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“VS1”) whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in VS1. VS1’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. VS1 may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). VS1 completed its investment period in April 2025 and has since entered its harvest period. The general partner of VS1 is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. The Company evaluated

Notes to Unaudited Consolidated Financial Statements

its equity interest in VS1 and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in VS1 is accounted for as an equity method investment.
The following tables present a summary of information regarding the Company’s equity interest in VS1:

	June 30, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS1	14.9%	$31,369,864	$11,333,135	14.9%	$40,193,442	$11,333,135

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from equity interest in VS1	$1,691,930	$2,812,605	$2,712,237	$5,019,539
Distributions received from VS1	$6,135,235	$3,467,848	$11,535,816	$4,735,370
The following tables present summarized financial information of the Company’s equity interest in VS1. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2026	December 31, 2025
Investments at fair value (cost of $315,410,637 and $386,743,426, respectively)	$316,842,896	$393,861,482
Other assets	5,130,911	51,534,275
Total assets	321,973,807	445,395,757
Secured financing agreements, net of financing costs	87,450,043	116,985,111
Obligations under participation agreement (proceeds of $30,452,405 and $28,566,506, respectively)	30,744,851	28,819,472
Other liabilities	6,236,926	38,977,816
Total liabilities	124,431,820	184,782,399
Partners’ capital	$197,541,987	$260,613,358

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$13,890,745	$21,764,963	$32,695,661	$40,915,743
Total expenses	4,899,081	6,393,562	10,980,928	13,213,956
Net investment income	8,991,664	15,371,401	21,714,733	27,701,787
Net change in unrealized appreciation on investments	1,360,040	2,054,615	(5,655,253)	3,092,726
Net increase in partners’ capital resulting from operations	$10,351,704	$17,426,016	$16,059,480	$30,794,513

Mavik Real Estate Special Opportunities VS2, LP

On December 23, 2025, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities VS2, LP (“VS2”) whereby the Company committed to fund up to $8.4 million to purchase limited partnership interests in VS2. VS2 invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities. VS2 commenced operations on October 17, 2024, and completed its final fundraising close in December 2025. The general partner of VS2 is Mavik Real Estate Special Opportunities VS2 GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. The Company evaluated its equity interest in VS2 and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in VS2 is accounted for as an equity method investment.

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of information regarding the Company’s equity interest in VS2:

	June 30, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS2	1.5%	3,380,784	5,858,829	1.5%	316,072	$8,369,755

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from equity interest in VS2	$391,871	$—	$528,676	$—
Distributions received from VS2	$—	$—	$—	$—
The following tables present summarized financial information of the Company’s equity interest in VS2. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	June 30, 2026	December 31, 2025
Investments at fair value (cost of $645,279,623 and $372,843,060)	$670,060,380	$383,462,787
Other assets	21,968,614	19,534,617
Total assets	692,028,994	402,997,404
Secured financing agreements, net of financing costs	385,911,561	301,843,692
Obligations under participation agreement (proceeds of $77,976,428 and $75,783,803)	79,466,584	76,025,965
Other liabilities	8,350,987	5,579,792
Total liabilities	473,729,132	383,449,449
Partners’ capital	$218,299,862	$19,547,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$20,635,873	$—	$40,447,261	$—
Total expenses	11,772,927	—	21,966,164	—
Net investment income	8,862,946	—	18,481,097	—
Net change in unrealized appreciation on investments	16,406,988	—	15,027,489	—
Net increase in partners’ capital resulting from operations	$25,269,934	$—	$33,508,586	$—

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of the Company’s equity interest in the joint ventures:

		June 30, 2026		December 31, 2025
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$4,064,498	27.2%	$4,566,783
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	3,599,231	30.6%	4,272,442
610 Walnut Investors LLC	Third party	21.3%	748,721	22.8%	1,278,434
MASPEN MS I LLC (1)	Affiliates	2.4%	221,884	2.4%	648,581
Axar Special Opportunity Fund VI-B LLC	N/A	100.0%	25,615,113	100.0%	22,106,901
XS Acquisition Holdco LLC	Third parties	46.0%	1,906,302	46.0%	2,124,011
VASPEN MS LLC (2)	Affiliates	1.2%	55,601	1.2%	154,340
			$36,211,350		$35,151,492
_______________
(1)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.
(2)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from equity interest in the joint ventures	$2,590,420	$(1,177,064)	$1,387,767	$(1,427,457)
Distributions received from the joint ventures	$273,799	$242,143	$1,045,499	$481,297

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	June 30, 2026	December 31, 2025
Net investments in real estate	$187,550,105	$194,450,383
Other assets	98,134,551	129,185,361
Total assets	285,684,656	323,635,744
Secured financing agreements	209,285,170	220,573,866
Other liabilities	7,487,461	6,571,012
Total liabilities	216,772,631	227,144,878
Members’ capital	$68,912,025	$96,490,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$5,417,331	$4,476,099	$11,393,535	$10,663,250
Operating expenses	(2,647,951)	(2,518,732)	(5,719,431)	(5,690,738)
Depreciation and amortization expense	(1,945,189)	(1,872,368)	(3,886,405)	(3,833,897)
Interest expense	(4,123,705)	(3,446,954)	(8,304,816)	(7,718,643)
Unrealized gain	4,941,114	1,538,427	3,524,681	2,318,518
Net income (loss)	$1,641,600	$(1,823,528)	$(2,992,436)	$(4,261,510)

Notes to Unaudited Consolidated Financial Statements

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on July 31, 2026. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of June 30, 2026 and December 31, 2025, the Company's investment had a carrying value of $20.0 million and $18.6 million, respectively.

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from other equity investment	$740,820	$630,056	$1,446,368	$1,233,625
Distributions received from other equity investment	—	—	—	—

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

    In March 2026, the Company entered into a purchase and sale agreement to sell one industrial building for a purchase price of $10.0 million. In connection with the pending sale, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of the industrial building to its estimated selling price less the cost of the sale. The sale subsequently closed on April 8, 2026, resulting in a $0.03 million loss on sale of real estate for the three months ended June 30, 2026.

Operating Real Estate Owned, Net

    As of December 31, 2025, real estate owned was comprised of four industrial buildings located in Texas with lease intangible assets and liabilities. During the six months ended June 30, 2026, the Company sold three industrial buildings and acquired one multifamily property through foreclosure, resulting in one industrial building located in Texas and one

Notes to Unaudited Consolidated Financial Statements

multifamily property located in California with lease intangible assets and liabilities as of June 30, 2026. The following table presents the components as of:

	June 30, 2026			December 31, 2025
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,979,051	$—	$13,979,051	$8,096,412	$—	$8,096,412
Building and building improvements	34,179,918	(1,828,645)	32,351,273	42,420,065	(3,571,732)	38,848,333
Tenant improvements	—	—	—	118,189	—	118,189
Total real estate	48,158,969	(1,828,645)	46,330,324	50,634,666	(3,571,732)	47,062,934
Lease intangible assets:
In-place lease	2,143,869	(1,860,535)	283,334	5,365,527	(3,514,984)	1,850,543
Total intangible assets	2,143,869	(1,860,535)	283,334	5,365,527	(3,514,984)	1,850,543
Lease intangible liabilities:
Below-market rent	(1,448,394)	1,217,956	(230,438)	(3,850,707)	2,296,991	(1,553,716)
Total intangible liabilities	(1,448,394)	1,217,956	(230,438)	(3,850,707)	2,296,991	(1,553,716)
Total operating real estate	$48,854,444	$(2,471,224)	$46,383,220	$52,149,486	$(4,789,725)	$47,359,761

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Real estate operating revenues:
Lease revenue	$724,981	$1,470,794	$1,809,178	$3,130,675
Other operating income	59,418	497,669	313,410	1,021,983
Total	$784,399	$1,968,463	$2,122,588	$4,152,658
Real estate operating expenses:
Utilities	$—	$24,242	$5,890	$51,686
Real estate taxes	18,327	1,069,663	268,990	1,368,405
Repairs and maintenance	96,700	44,595	216,312	325,556
Management fees	102,636	66,069	227,861	129,942
Other operating expenses	175,206	357,230	458,766	661,438
Total	$392,869	$1,561,799	$1,177,819	$2,537,027

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net amortization of above- and below-market rent intangibles (1)	$(115,262)	$(354,010)	$(306,145)	$(758,255)
Amortization of in-place lease intangibles (2)	$346,059	$479,204	$735,568	$1,040,624
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

As of June 30, 2026 and December 31, 2025, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of money market funds and marketable securities, by major class according to the fair value hierarchy as of:

	June 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$95,304	$—	$—	$95,304
Total	$95,304	$—	$—	$95,304

Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$28,928,772	$—	$—	$28,928,772
Total	$28,928,772	$—	$—	$28,928,772
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

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		June 30, 2026			December 31, 2025
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$68,570,112	$67,876,456	$67,742,109	$191,765,400	$134,644,098	$134,385,733
Loans held for investment acquired through participation	3	19,301,246	19,408,886	19,276,926	18,676,938	18,743,315	18,555,149
Total loans		87,871,358	87,285,342	87,019,035	210,442,338	153,387,413	152,940,882
Equity securities without readily determinable fair value (1)	3	3,000,000	3,004,168	3,000,000	2,000,000	2,004,168	2,000,000
Total assets		$90,871,358	$90,289,510	$90,019,035	$212,442,338	$155,391,581	$154,940,882
Liabilities:
Unsecured notes payable	1	$—	$—	$—	$118,763,375	$117,949,074	$114,366,824
Secured financing agreements	1	25,578,000	23,717,771	20,953,498	—	—	—
Secured financing agreements	3	92,906,250	87,703,120	92,921,776	61,950,000	60,908,096	61,866,780
Obligations under participation agreements	3	—	—	—	18,020,576	18,197,981	18,197,981
Total liabilities		$118,484,250	$111,420,891	$113,875,274	$198,733,951	$197,055,151	$194,431,585
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both June 30, 2026 and December 31, 2025 due to their short-term nature.

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis:

		Three Months Ended June 30,
		2026		2025
	Level	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Real estate asset held for sale
Real estate and intangibles	3	$—	$—	$27,037,500	$3,399,684
			$—		$3,399,684

Notes to Unaudited Consolidated Financial Statements

		Six Months Ended June 30,
		2026		2025
	Level	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Real estate asset held for sale
Real estate and intangibles	3	$9,788,999	$595,984	$27,037,500	$3,399,684
			$595,984		$3,399,684

During the six months ended June 30, 2026, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of one industrial building to its estimated fair value, which was determined to be the selling price less the cost of the sale. There was no impairment charge for the three months ended June 30, 2026.

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

The fair values of the Company’s secured financing agreements, which include mortgage loans payable, secured borrowings, senior secured notes and term loans, are determined by discounting the contractual cash flows at the interest rate the Company estimates such arrangements would bear if executed in the current market.

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at June 30, 2026	Primary Valuation Technique	Unobservable Inputs	June 30, 2026
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$67,742,109	Discounted cash flow	Discount rate	9.19%	15.58%	11.99%
Loans held for investment acquired through participation, net	19,276,926	Discounted cash flow	Discount rate	18.30%	18.30%	18.30%
Equity securities (1)	3,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$90,019,035
Liabilities:
Secured financing agreements	$92,921,776	Discounted cash flow	Discount rate	7.00%	11.00%	9.34%
Total Level 3 Liabilities	$92,921,776

	Fair Value at December 31, 2025	Primary Valuation Technique	Unobservable Inputs	December 31, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$134,385,733	Discounted cash flow	Discount rate	6.75%	18.79%	11.32%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	18,555,149	Discounted cash flow	Discount rate	16.00%	18.30%	18.18%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$154,940,882
Liabilities:
Secured financing agreements	$61,866,780	Discounted cash flow	Discount rate	6.51%	9.85%	8.20%
Obligation under participation agreement	18,197,981	Discounted cash flow	Discount rate	18.79%	18.79%	18.79%
Total Level 3 Liabilities	$80,064,761
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Origination and extension fee expense (1)	$60,231	$556,857	$120,513	$1,255,736
Asset management fee	751,492	1,280,666	1,686,563	2,648,455
Asset servicing fee	184,653	309,565	395,864	639,165
Operating expenses reimbursed to Manager	547,564	960,846	1,221,031	2,390,799
Disposition fee (2)	146,935	271,689	378,035	591,689
Total	$1,690,875	$3,379,623	$3,802,006	$7,525,844
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan on the consolidated statements of operations.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements

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

The Manager may terminate the Management Agreement, effective upon 60 days’ prior written notice from the Manager to the Company, if the Company breaches the Management Agreement and such breach continues for 30 days after written notice thereof. The Company will pay the Manager the Termination Fee upon such termination by the Manager.

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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of June 30, 2026 and December 31, 2025, the Company had not received any breakup fees.

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

Due from Related Parties

As of June 30, 2026 and December 31, 2025, amount due from related parties was $1.4 million and $1.7 million, primarily representing reimbursements due from affiliates for operational expenses paid by the Company.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of June 30, 2026 and December 31, 2025, amount outstanding under this promissory note payable was $20.3 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid

For the three months ended June 30, 2025, the Company made distributions to related parties totaling $0.4 million, all of which were returns of capital. There were no such distributions for the three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, the Company made distributions to related parties totaling $0.2 million and $1.3 million, respectively, all of which were returns of capital.

Notes to Unaudited Consolidated Financial Statements

Due to Manager

    As of June 30, 2026 and December 31, 2025, due to Manager was $1.3 million and $0.7 million, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

Mavik Real Estate Special Opportunities Fund, LP and Mavik Real Estate Special Opportunities VS2, LP

On August 3, 2020, the Company entered into a subscription agreement with VS1 whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in VS1. On December 23, 2025, the Company entered into a subscription agreement with VS2 whereby the Company committed to fund up to $8.4 million to purchase limited partnership interests in VS2. For more information on these investments, please see Note 4.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	June 30, 2026
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$19,301,246	$19,408,886
		$19,301,246	$19,408,886

	December 31, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$17,703,471	$17,769,848
Loan B (2)	12.50%	973,467	973,467
		$18,676,938	$18,743,315
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)The loan was held in the name of Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager. The loan was repaid in January 2026.

Notes to Unaudited Consolidated Financial Statements

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of December 31, 2025. There are no such participation agreements as of June 30, 2026:

			December 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$22,292,750	$22,512,213	80.8%	$18,020,576	$18,197,981
________________
(1)The Participant was a separately managed account managed by the Manager. In June 2026, the Company sold its interest in the underlying loan to an affiliated investment vehicle for total consideration of $25.8 million, including par value principal, accrued interest, default interest and exit fees. Concurrent with the sale, the obligations under participation agreements were repaid in full, and no related-party balances remained outstanding as of June 30, 2026.

This investment was held in the name of the Company, but the Participant’s rights and obligations, including interest income and other income (e.g., exit fee, prepayment income) and related fees/expenses (e.g., disposition fees, asset management and asset servicing fees), were based upon its pro rata participation interest in such participated investment, as specified in the participation agreement. The Participant’s share of the investment was repayable only from the proceeds received from the related borrower/issuer of the investment and, therefore, the Participant also was subject to credit risk (i.e., risk of default by the underlying borrower/issuer). Pursuant to the participation agreement with this entity, the Company received and allocated the interest income and other related investment income to the Participant based on its pro rata participation interest. The Participant paid any expenses, including any fees to the Manager, only on its pro rata participation interest, subject to the terms of the governing fee arrangements.

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	June 30, 2026	December 31, 2025
6.00% Senior Notes due 2026 (2)(3)	6.00%	6.68%	6/30/2026	$—	$80,388,375
7.00% Senior Notes due 2026 (2) (4)(5)	7.00%	11.16%	3/31/2026	—	38,375,000
Total principal amount				—	118,763,375
Unamortized issue discount				—	(312,026)
Unamortized purchase discount (4)				—	(391,525)
Unamortized deferred financing costs				—	(110,750)
Unsecured notes payable, net				$—	$117,949,074
_______________
(1)Includes issue discount, purchase discount and deferred financing costs that are amortized to interest expense over the life of the notes.
(2)On March 30, 2026, the Company exchanged $24.0 million and $1.6 million of its 6.00% Senior Notes due 2026 and of Terra LLC’s 7.00% Senior Notes due 2026, respectively, for $25.6 million of the Company’s 7.00% Senior Secured Notes due 2029.
(3)On June 30, 2026, the Company exchanged $36.2 million of its 6.00% Senior Notes due 2026 for $27.2 million of the Company’s 11.00% Senior Secured Notes due 2027 and $9.0 million cash. The remaining outstanding balance was repaid in full on the same day.
(4)On March 31, 2026, Terra LLC repaid the remaining 7.00% Senior Notes due 2026 in full.
(5)In connection with the BDC Merger, Terra LLC assumed all the obligations under the 7.00% Senior Notes due 2026 (as defined below) and recorded a purchase discount of $4.6 million, representing the difference between the carrying value and the fair value of the notes on the date of the merger.

Notes to Unaudited Consolidated Financial Statements

The 6.00% Senior Notes due 2026
On June 10, 2021, Terra Property Trust issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026, and on June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes (collectively the “6.00% Senior Notes due 2026”). On June 30, 2026, the 6.00% Senior Notes due 2026 were repaid in full and the outstanding balance as of June 30, 2026 was zero.

The 7.00% Senior Notes due 2026
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes due 2026”). In connection with the BDC Merger, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the outstanding 7.00% Senior Notes due 2026. On March 31, 2026, the 7.00% Senior Notes due 2026 were repaid in full by Terra LLC and the outstanding balance as of June 30, 2026 was zero.

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	June 30, 2026					December 31, 2025
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value (2)	Principal Amount	Principal Amount
Non-Recourse Financing:
Property mortgages - variable rate (3)	January 2027	January 2027	9.85%	$30,971,084	$13,250,000	—
Property mortgages - fixed rate	June 2028	June 2028	6.25%	15,412,136	—	20,700,000
Total					13,250,000	20,700,000
Other Secured Financing:
Term loan (4)	December 2027	December 2028	9.00%	31,369,864	10,000,000	10,000,000
Secured borrowing (5)	June 2027	June 2027	9.32%	32,605,029	17,500,000	31,250,000
7.00% Senior Secured Notes due 2029 (6)	March 2029	March 2029	7.00%	158,783,517	25,578,000	—
11.00% Senior Secured Notes due 2027 (7)	July 2027	July 2027	11.00%	158,783,517	27,156,250	—
Term loan (8)	December 2027	December 2027	11.00%	64,720,592	25,000,000	—
Total					105,234,250	41,250,000
					118,484,250	61,950,000
Unamortized deferred financing costs and other					(7,063,359)	(1,041,904)
Secured financing agreements, net					$111,420,891	$60,908,096
_______________
(1)Amount is calculated using the applicable index rate as of June 30, 2026.
(2)To avoid double counting, the Company has not included totals for the Pledged Asset Carrying Value as certain collateral is shared across multiple financings.
(3)Interest rate is based on Term SOFR plus a spread of 5.0% with a combined floor rate of 9.85%. In connection with the foreclosure on one multifamily property in full satisfaction of a first mortgage loan investment and related fees and expenses (Note 5), the Company’s lender converted the related $13.2 million in secured borrowings to a property mortgage.
(4)The term loan payable is collateralized by the Company’s equity interest in VS1 and the Company serves as a guarantor under the loan. Under the terms of the loan agreement, the Company is required to maintain certain loan-to-value ratio and investment rating. Additionally, the Company’s interest in VS1 is only available to pay the debt under the term loan and not available to pay the debt under any other financing arrangements.
(5)Interest rate is based on Term SOFR plus a spread of 5.0% with a combined floor rate of 9.32%. The facility is used to finance the Company’s senior loan investment.
(6)Represents the Company’s estimate of the aggregate value of the equity interests in certain of the Company’s subsidiaries pledged to holders of the Company’s 7.00% Senior Secured Notes due 2029 and 11.00% Senior Secured Notes due 2027 on a pari passu basis pursuant to the Intercreditor Agreement (as defined below). The aggregate book value of the shared equity collateral is approximately $158.8 million as of June 30, 2026, after reducing for $25.0 million for the Term loan indebtedness of a subsidiary of the Company discussed in Footnote 7 and included in the shared collateral pool.

Notes to Unaudited Consolidated Financial Statements

(7)Represents the Company’s estimate of the aggregate value of the equity interests in certain of the Company’s subsidiaries pledged to holders of the 7.00% Senior Secured Notes due 2029 and the 11.00% Senior Secured Notes due 2027 on a pari passu basis pursuant to the Intercreditor Agreement. The aggregate book value of the shared equity collateral is approximately $158.8 million as of June 30, 2026, after reducing for $25.0 million for Term loan indebtedness of a subsidiary of the Company discussed in Footnote 7 and included in the shared collateral pool. In addition, the 11.00% Senior Secured Notes due 2027 are secured by certain asset-level collateral (held by certain entities, or their subsidiaries, whose equity interests are included in the collateral shared on a pari passu basis pursuant to the Intercreditor Agreement), with a book value of approximately $64.7 million as of June 30, 2026.
(8)The term loan payable is secured by certain equity interests in the Company’s subsidiaries, and is mandatorily payable, with certain exceptions, to the extent the Company receives net proceeds from such investments resulting from (i) any sale, disposition or transfer of any interest, direct or indirect, therein and (ii) dividends and other distributions.

In the normal course of business, the Company is in discussions with its lenders to extend, amend, or replace any financing facilities which contain near term expirations.

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of deferred financing costs and others	$515,214	$191,702	$933,773	$718,116

Proceeds from secured financing			$37,250,000	$23,383,257
Principal repayments on secured financing			$(34,450,000)	$(91,059,190)

7.00% Senior Secured Notes due 2029

On February 13, 2026, the Company filed a registration statement on Form S-4 (as amended on March 12, 2026, and as may be amended from time to time, the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) in connection with registered exchange offers (the “Exchange Offer”) to exchange any and all of the Company’s outstanding 6.00% Senior Notes due 2026 and Terra Income Fund 6 LLC’s 7.00% Senior Notes due 2026 for the Company’s newly issued 7.00% Senior Secured Notes Due 2029 (the “7.00% Senior Secured Notes due 2029”). The Registration Statement was declared effective by the SEC on March 26, 2026.

On March 30, 2026, the Exchange Offer was completed and settled. In connection with the Exchange Offer, $24.0 million of the Company’s outstanding 6.00% Senior Notes due 2026 and $1.6 million of Terra LLC’s 7.00% Senior Notes due 2026 were validly tendered and not withdrawn in the Exchange Offers. On March 30, 2026, the Company issued the 7.00% Senior Secured Notes due 2029 with an aggregate principal balance of $25.6 million. The 7.00% Senior Secured Notes due 2029 were issued pursuant to an Indenture (the “Indenture”), dated March 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, in its capacity as trustee and collateral agent.

The 7.00% Senior Secured Notes due 2029 bear interest at 7.00% per annum, payable monthly beginning April 30, 2026, and mature on March 31, 2029, unless earlier redeemed or repurchased by the Company in accordance with their terms prior to such date. The Company may redeem the 7.00% Senior Secured Notes due 2029 at 101% of outstanding principal amount prior to December 31, 2026, and at 100% thereafter, in each case plus accrued and unpaid interest. Subject to certain exceptions, the 7.00% Senior Secured Notes due 2029 are secured by perfected liens granted by the Company on certain equity interests in the Company’s subsidiaries held by the Company from time to time (which equity interests also secure the 11.00% Senior Secured Notes due 2027), as more fully described in the Registration Statement, subject to the terms of the Intercreditor Agreement (as defined in the Indenture).

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

Notes to Unaudited Consolidated Financial Statements

11.00% Senior Secured Notes due 2027

On May 7, 2026, the Company filed a second registration statement on Form S-4 (as amended from time to time, the “Second Registration Statement”) with the SEC in connection with a registered exchange offer (the “Second Exchange Offer”) to exchange any and all of the Company’s remaining outstanding 6.00% Senior Notes due 2026 for the Company’s newly issued 11.00% Senior Secured Notes Due 2027 (the “11.00% Senior Secured Notes due 2027”) and cash. The Second Registration Statement was declared effective by the SEC on June 26, 2026.

On June 30, 2026, the Second Exchange Offer was completed and settled. In connection with the Second Exchange Offer, $36.2 million of the Company’s outstanding 6.00% Senior Notes due 2026 were validly tendered and not withdrawn in the Exchange Offers. On June 30, 2026, the Company issued the 11.00% Senior Secured Notes due 2027 with an aggregate principal balance of $27.2 million. The 11.00% Senior Secured Notes due 2027 were issued pursuant to an Indenture (the “Second Indenture”), dated June 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, in its capacity as trustee and collateral agent.

The 11.00% Senior Secured Notes due 2027 bear interest at 11.00% per annum, payable monthly on the last day of each month, beginning July 31, 2026, and mature on July 1, 2027, unless earlier redeemed or repurchased by the Company in accordance with their terms prior to such date.

The Company is required to redeem the 11.00% Senior Secured Notes due 2027 in whole or in part upon the consummation of certain asset sales, upon the receipt of certain extraordinary receipts, upon the Company’s incurrence of certain senior secured indebtedness, with certain Excess Cash Flow (as defined in the Second Indenture) amounts, and upon the receipt of proceeds from the repayment of certain assets that secure the 11.00% Senior Secured Notes due 2027 at a redemption price equal to 102% of the outstanding principal amount of the 11.00% Senior Secured Notes due 2027 to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current monthly interest period accrued to, but excluding, the date fixed for redemption. Prior to July 1, 2027, the Company may elect to redeem the 11.00% Senior Secured Notes due 2027 in whole or in part at any time, or from time to time, at a redemption price equal to 102% of the outstanding principal amount of the 11.00% Senior Secured Notes due 2027 to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current monthly interest period accrued to, but excluding, the date fixed for redemption. Subject to certain exceptions, the 11.00% Senior Secured Notes due 2027 are secured by perfected liens granted by the Company on certain equity interests in the Company’s subsidiaries, as more fully described in the Second Indenture.

The Second Indenture contains certain covenants that, among other things, limit the Company’s ability to: (i) incur certain additional indebtedness; (ii) pay Dividends (as defined in the Second Indenture) (other than for purposes of maintaining REIT tax status), repurchase Capital Interests (as defined in the Second Indenture) or pay operating expenses in excess of an agreed upon budget; and (iii) merge or consolidate with another person. The Second Indenture also contains customary events of default, including nonpayment, covenant breaches, invalidity of collateral security, and certain bankruptcy or insolvency events, subject to specified cure periods and qualifications.

Term Loan

On June 29, 2026, a wholly-owned subsidiary of the Company entered into a term loan agreement (the “Term Loan Agreement”) pursuant to which the Company obtained borrowings of $25.0 million (the “Term Loan”). The proceeds of the Term Loan were used to partially repay the 6.00% Senior Notes due 2026 and to fund the cash portion of the Second Exchange Offer.

Pursuant to the Term Loan Agreement, the Company has guaranteed certain obligations under the Term Loan Agreement on an unsecured and limited recourse basis. The Term Loan bears interest at a rate of 11.00% per annum, payable in cash in arrears on the last business day of each calendar quarter. In addition, the Company paid a non-refundable upfront fee equal to 4.00% of the amount of the principal amount of the Term Loan to the lender. The Term Loan matures on December 29, 2027.

The Term Loan is secured by pledged equity interests held by certain of the Company's subsidiaries. Pursuant to the Term Loan Agreement, and subject to certain exceptions, the Term Loan is subject to mandatory prepayment from net proceeds received by such subsidiaries from (i) the sale, disposition or other transfer of investments or investment interests held by such subsidiaries, whether directly or indirectly, and (ii) dividends and other distributions received in respect of such investments.

Notes to Unaudited Consolidated Financial Statements

The Term Loan Agreement contains customary covenants applicable to the Company, subject to certain limitations and exceptions, as well as customary events of default, bankruptcy and insolvency provisions, and related remedies.

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of June 30, 2026, the Company was in compliance with all such covenants, as amended or waived.

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following June 30, 2026 are as follows:

Years Ending December 31,	Total
2026 (July 1 through December 31)	—
2027	92,906,250
2028	—
2029	25,578,000
2030	—
118,484,250
Unamortized deferred financing costs and other	(7,063,359)
Total	$111,420,891

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2025, obligations under participation agreements were $18.2 million with an interest rate of 18.79% (see “Participation Agreements” in Note 7). As of June 30, 2026, there were no such obligations under participation agreements. For the six months ended June 30, 2026, the Company made a repayment of $18.0 million on obligations under participation agreements and did not transfer any loans to affiliates via participation agreements. There was no such repayment or transfer for the six months ended June 30, 2025 .
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to $7.2 million and $8.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitments
As discussed in Note 4, the Company entered into subscription agreements with VS1 and VS2 whereby the Company committed to fund up to $50.0 million and $8.4 million to purchase limited partnership interests in VS1 and VS2, respectively. As of June 30, 2026 and December 31, 2025, the unfunded investment commitments were $17.2 million and $19.7 million, respectively.
Other
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

Notes to Unaudited Consolidated Financial Statements

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
Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,941,407)	$(9,172,096)	$(18,990,390)	$(10,457,160)
Weighted-average shares outstanding - basic and diluted	24,339,907	24,338,598	24,339,899	24,338,381
Loss per share - basic and diluted	$(0.16)	$(0.38)	$(0.78)	$(0.43)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of June 30, 2026 and December 31, 2025, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of June 30, 2026, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.
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

Notes to Unaudited Consolidated Financial Statements

For the three months ended June 30, 2025, the Company made distributions to investors totaling $2.3 million, all of which were returns of capital. There were no such distributions for the three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, the Company made distributions to investors totaling $1.0 million and $7.0 million respectively, all of which were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan. For the six months ended June 30, 2026 and 2025, the Company issued 223 and 967 shares of Class B Common Stock for a total of $1,665 and $9,288 pursuant to the Plan, respectively.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC, Terra REIT Advisors, LLC (our “Manager”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“VS1”); Mavik Real Estate Special Opportunities VS2, LP (“VS2”); or any of their affiliates;

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

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

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

    As of June 30, 2026, we held a net loan portfolio (gross loans less obligations under participation agreements and secured borrowing) comprised of five loans in five states with an aggregate net principal balance of $87.9 million, a weighted average coupon rate of 11.9% and a weighted average remaining term to maturity of 0.5 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of June 30, 2026, our portfolio included underlying properties located in five markets, across five states and includes property types such as multifamily housing, commercial offices, industrial and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of June 30, 2026, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

We have debt obligations of approximately $57.9 million coming due in the next twelve months following the issuance of the consolidated financial statements. As of June 30, 2026, we had cash and cash equivalents of $9.7 million. We intend to repay maturing debt obligations through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture (as defined herein) upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities. However, there can be no assurance that we will be able to obtain the additional liquidity needed to repay the maturing debt obligations. Therefore, substantial doubt about our ability to continue as a going concern exists. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

	June 30, 2026
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	3	5	—	5
Principal balance	$13,151,857	$74,719,501	$87,871,358	$—	$87,871,358
Carrying value	12,365,338	74,920,004	87,285,342	—	87,285,342
Fair value	12,326,226	74,692,809	87,019,035	—	87,019,035
Weighted average coupon rate (4)	8.50%	12.39%	11.93%	—%	11.93%
Weighted-average remaining term (years) (5)	1.19	0.43	0.52	—	0.52

	December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	6	9	1	9
Principal balance	$14,012,427	$196,429,911	$210,442,338	$18,020,576	$192,421,762
Carrying value	13,226,342	140,161,071	153,387,413	18,197,981	135,189,432
Fair value	13,133,944	139,806,938	152,940,882	18,197,981	134,742,901
Weighted average coupon rate (4)	9.42%	14.46%	14.16%	18.79%	13.44%
Weighted-average remaining term (years) (5)	1.48	0.59	0.71	—	0.71
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.63% and Term SOFR of 3.65% as of June 30, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of June 30, 2026 and December 31, 2025, amount included $32.5 million and $63.6 million of senior mortgages used as collateral for $17.5 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of June 30, 2026 and December 31, 2025, two and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of June 30, 2026 and December 31, 2025, exclusive of any extension available.

Real Estate Owned

In addition to our net loan portfolio, we own one industrial building and one multifamily property as of June 30, 2026 and four industrial buildings as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the real estate and related lease intangible assets and liabilities had a net carrying value of $46.4 million and $47.4 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $13.3 million and $20.7 million, respectively.

Equity Interest in Unconsolidated Investments

As of both June 30, 2026 and December 31, 2025, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. Additionally, in December 2025, we entered into a subscription agreement with another affiliated limited partnership that invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities for a 1.5% interest in the partnership. As of June 30, 2026 and December 31, 2025, these equity interests had total carrying value of $91.0 million and $94.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of June 30, 2026 and December 31, 2025 was $5.20 and $6.02, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended June 30, 2026 and 2025, we invested $2.9 million and $5.4 million in new and add-on investments and had $3.8 million and $19.7 million of repayments, resulting in net investments and net repayments of $0.9 million and $14.4 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the six months ended June 30, 2026 and 2025, we invested $5.5 million and $10.2 million in new and add-on investments and had $5.3 million and $33.5 million of repayments, resulting in net repayments of $0.1 million and $23.3 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

Additionally, during the second quarter of 2026, in connection with a restructuring transaction, we derecognized a non-performing loan and wrote off the related amortized cost of $70.0 million against the allowance for credit losses.

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

	June 30, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,418,255	$55,511,119	63.6%	$86,456,898	$88,060,452	65.2%
Mezzanine loans	26,301,246	26,402,366	30.2%	24,703,471	24,763,765	18.3%
Preferred equity investments	6,151,857	5,371,857	6.2%	81,261,393	22,365,215	16.5%
Total	$87,871,358	$87,285,342	100.0%	$192,421,762	$135,189,432	100.0%

	June 30, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Infill land	$42,207,336	$42,314,976	48.5%	$40,609,561	$41,821,242	30.9%
Office	32,512,165	32,605,029	37.3%	101,711,046	43,696,575	32.3%
Industrial	7,000,000	6,993,480	8.0%	7,000,000	6,993,917	5.2%
Multifamily	6,151,857	5,371,857	6.2%	37,855,514	37,390,000	27.7%
Mixed-use	—	—	—%	4,272,174	4,314,231	3.2%
Retail	—	—	—%	973,467	973,467	0.7%
Total	$87,871,358	$87,285,342	100.0%	$192,421,762	$135,189,432	100.0%

	June 30, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Georgia	$32,512,165	$32,605,029	37.4%	$31,734,254	$31,878,019	23.6%
New Jersey	22,906,090	22,906,090	26.2%	22,906,090	24,051,394	17.8%
Arizona	19,301,246	19,408,886	22.2%	17,703,471	17,769,848	13.1%
Massachusetts	7,000,000	6,993,480	8.0%	7,000,000	6,993,917	5.2%
New York	6,151,857	5,371,857	6.2%	76,015,752	17,077,516	12.6%
California	—	—	—%	36,088,728	36,445,271	27.0%
Illinois	—	—	—%	973,467	973,467	0.7%
Total	$87,871,358	$87,285,342	100.0%	$192,421,762	$135,189,432	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Interest income	$3,754,046	$6,584,137	$(2,830,091)	$5,377,682	$16,790,034	$(11,412,352)
Real estate operating revenue	784,399	1,968,463	$(1,184,064)	2,122,588	4,152,658	(2,030,070)
Other operating income	43,722	57,511	$(13,789)	295,747	124,168	171,579
	4,582,167	8,610,111	(4,027,944)	7,796,017	21,066,860	(13,270,843)
Operating expenses
Operating expenses reimbursed to Manager	547,564	960,846	(413,282)	1,221,031	2,390,799	(1,169,768)
Asset management fee	751,492	1,280,666	(529,174)	1,686,563	2,648,455	(961,892)
Asset servicing fee	184,653	309,565	(124,912)	395,864	639,165	(243,301)
Provision for credit losses	4,859,442	1,374,181	3,485,261	11,786,861	3,493,917	8,292,944
Real estate operating expenses	392,869	1,561,799	(1,168,930)	1,177,819	2,537,027	(1,359,208)
Depreciation and amortization	631,404	1,224,996	(593,592)	1,486,026	2,570,933	(1,084,907)
Professional fees	727,066	759,427	(32,361)	2,799,146	1,277,781	1,521,365
Impairment charge on real estate asset	—	3,399,684	(3,399,684)	595,984	3,399,684	(2,803,700)
Directors’ fees	68,750	81,772	(13,022)	137,500	165,522	(28,022)
Other	218,268	98,885	119,383	320,918	301,075	19,843
	8,381,508	11,051,821	(2,670,313)	21,607,712	19,424,358	2,183,354
Operating (loss) income	(3,799,341)	(2,441,710)	(1,357,631)	(13,811,695)	1,642,502	(15,454,197)
Other income and expenses
Interest expense on secured financing	(2,114,694)	(3,491,187)	1,376,493	(3,920,847)	(8,040,057)	4,119,210
Interest expense on unsecured notes payable	(1,038,545)	(2,507,507)	1,468,962	(3,517,087)	(4,999,044)	1,481,957
Interest expense on obligations under participation agreements	(1,740,470)	(940,739)	(799,731)	(2,585,087)	(1,829,643)	(755,444)
Income from equity interest in unconsolidated investments	5,415,041	2,265,597	3,149,444	6,075,048	4,825,707	1,249,341
Gain on extinguishment of debt	119,618	—	119,618	119,618	—	119,618
Loss on sale of real estate, net	(25,040)	(2,056,550)	2,031,510	(585,674)	(2,056,550)	1,470,876
Unrealized gain on investments, net	—	—	—	—	(75)	75
	615,910	(6,730,386)	7,346,296	(4,414,029)	(12,099,662)	7,685,633
Net loss before income taxes	(3,183,431)	(9,172,096)	5,988,665	(18,225,724)	(10,457,160)	(7,768,564)
Provision for income tax	(757,976)	—	(757,976)	(764,666)	—	$(764,666)
Net loss	$(3,941,407)	$(9,172,096)	$5,230,689	$(18,990,390)	$(10,457,160)	$(8,533,230)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured financing agreements.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$159,401,391	13.5%	$272,404,912	13.5%
Obligations under participation agreements	(18,020,576)	18.8%	(19,239,044)	19.3%
Secured borrowing	(17,835,165)	9.3%	(13,447,802)	9.5%
Promissory notes payable	—	—%	(26,742,722)	9.3%
Repurchase agreements payable	—	—%	(29,997,689)	9.0%
Revolving line of credit payable	—	—%	(11,582,379)	7.7%
Net loans (3)	$123,545,650	13.4%	$171,395,276	15.0%
Senior loans
Gross loans	$55,233,909	12.1%	$189,558,292	14.1%
Secured borrowing	(17,835,165)	9.3%	(13,447,802)	9.5%
Promissory notes payable	—	—%	(26,742,722)	9.3%
Repurchase agreements payable	—	—%	(29,997,689)	9.0%
Revolving line of credit payable	—	—%	(11,582,379)	7.7%
Net loans (3)	$37,398,744	13.4%	$107,787,700	17.9%
Subordinated loans (4)
Gross loans	$104,167,482	14.4%	$82,846,620	12.3%
Obligations under participation agreements	(18,020,576)	18.8%	(19,239,044)	19.3%
Net loans (3)	$86,146,906	13.5%	$63,607,576	10.2%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$172,724,743	13.3%	$286,239,248	13.2%
Obligations under participation agreements	(18,020,576)	18.8%	(18,670,880)	18.7%
Secured borrowing	(17,917,127)	9.3%	(14,897,791)	9.5%
Promissory notes payable	—	—%	(25,256,492)	9.3%
Repurchase agreements payable	—	—%	(34,667,838)	9.0%
Revolving line of credit payable	—	—%	(13,176,918)	7.7%
Net loans (3)	$136,787,040	13.1%	$179,569,329	14.7%
Senior loans
Gross loans	$58,760,274	12.3%	$202,168,972	13.5%
Secured borrowing	(17,917,127)	9.3%	(14,897,791)	9.5%
Promissory notes payable	—	—%	(25,256,492)	9.3%
Repurchase agreements payable	—	—%	(34,667,838)	9.0%
Revolving line of credit payable	—	—%	(13,176,918)	7.7%
Net loans (3)	$40,843,147	13.6%	$114,169,933	17.0%
Subordinated loans (4)
Gross loans	$113,964,469	13.9%	$84,070,276	12.3%
Obligations under participation agreements	(18,020,576)	18.8%	(18,670,880)	18.7%
Net loans (3)	$95,943,893	13.0%	$65,399,396	10.5%

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

Interest Income

    For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, interest income decreased by $2.8 million and $11.4 million, respectively, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans, an increase in suspended interest income accrual on one non-performing loan, and the write off of the exit fee on a non-performing loan in the first quarter of 2026, partially offset by the recognition of default interest in connection with the repayment of a defaulted loan.

Real Estate Operating Revenue

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, real estate operating revenue decreased by $1.2 million, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, real estate operating revenue decreased by $2.0 million, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Other Operating Income

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, other operating income increased by $0.2 million, primarily due to an increase in dividend income earned on our money market account.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (as amended, the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allowable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, operating expenses reimbursed to our Manager decreased by $0.4 million and $1.2 million, respectively, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, asset management fees decreased by $0.5 million and $1.0 million, respectively, primarily due to a decrease in total assets under management resulting from repayment of loans as well as the sale of four and three industrial buildings in 2025 and 2026, respectively.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, asset servicing fees decreased by $0.1 million and $0.2 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans as well as the sale of four and three industrial buildings in 2025 and 2026, respectively.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the three and six months ended June 30, 2026, provision for credit losses was $4.9 million and $11.8 million, respectively, primarily due to a decline in our estimated recoverable amount on a non-performing subordinated loan. During the second quarter of 2026, the Company completed the restructuring of the non-performing subordinated loan. Prior to the restructuring, management reassessed the expected recovery associated with the loan and recorded additional credit reserves as appropriate. Upon closing of the transaction, the amortized cost of the loan was written off against the related allowance for credit losses.

For the three and six months ended June 30, 2025, provision for credit losses was $1.4 million and $3.5 million, respectively, primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan, partially offset by a decrease in the allowance for credit losses on performing loans driven by repayment and approaching maturities of loans.

Real Estate Operating Expenses

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, real estate operating expense decreased by $1.2 million and $1.4 million, respectively, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Depreciation and Amortization

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, depreciation and amortization decreased by $0.6 million and $1.1 million, respectively, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Professional Fees

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, professional fees increased by $1.5 million, primarily due to fees incurred in 2026 related to strategic financing alternatives.

Impairment Charge on Real Estate Asset

For the six months ended June 30, 2026, in connection with the pending sale of one industrial building, we recorded an impairment charge of $0.6 million to reduce the carrying value of the industrial building to its estimated selling price less the costs to sell. There was no such impairment charge for the three months ended June 30, 2026.

For both the three and six months ended June 30, 2025, in connection with the pending sale of two industrial buildings, we recorded an impairment charge of $3.4 million to reduce the carrying value of these industrial buildings to their estimated selling price less the costs to sell.

Interest Expense on Secured Financing

Our secured financing agreements consisted of a repurchase agreement, revolving line of credit, term loans, promissory notes, secured borrowings, senior secured notes, and property mortgages. The outstanding amounts under the repurchase agreement, the revolving line of credit and the promissory notes were repaid in full and the facilities were terminated in June 2025, July 2025 and November 2025 respectively. Furthermore, property mortgages encumbering four and three industrial buildings were repaid in full in 2025 and 2026, respectively.

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, interest expense on secured financing decreased by $1.4 million and $4.1 million, respectively, as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due in 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026. In March 2026, the 7.00% notes due in 2026 were repaid in full. In June 2026, the 6.00% notes due in 2026 were repaid in full.

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, interest expense on unsecured notes payable decreased by $1.5 million and $1.5 million, respectively, as a result of a decrease in the weighted average principal amount outstanding.

Interest Expense on Obligations Under Participation Agreements

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, interest expense on obligations under participation agreements increased by $0.8 million and $0.8 million, respectively, primarily due to the participant’s share of the default interest recognized in connection with the repayment of the underlying defaulted loan investment.

Income from Equity Interest in Unconsolidated Investments

We owned a 14.9% equity interest in VS1 as of both June 30, 2026 and December 31, 2025, and a 1.5% equity interest in VS2 as of June 30, 2026. Both VS1 and VS2 are affiliated limited partnerships that invest primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of both June 30, 2026 and December 31, 2025, we also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interest in unconsolidated investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from equity interest in VS1	$1,691,930	$2,812,605	$2,712,237	$5,019,539
Income from equity interest in VS2	391,871	—	528,676	—
Income (loss) from equity interest in the joint ventures	2,590,420	(1,177,064)	1,387,767	(1,427,457)
Income from other equity investment	740,820	630,056	1,446,368	1,233,625
	$5,415,041	$2,265,597	$6,075,048	$4,825,707

For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, equity income from VS1 decreased as a result of a decrease in VS1’s net income generated due to a decrease in the amount of invested capital.

For the three and six months ended June 30, 2026, equity income from VS2 was recorded as a result of VS2’s net income generated by invested capital. There was no such investment in VS2 or related income for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2026, we recorded equity income from the joint ventures, compared to equity loss recorded for three and six months ended June 30, 2025. Equity income increased in the current year periods primarily due to an equity investee’s recognition of an unrealized gain on its investment portfolio.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, the increase in income from other equity investment is due to an increase in the outstanding principal balance.

Gain on Extinguishment of Debt

For both the three and six months ended June 30, 2026, in connection with the repurchase and retirement of 6.00% Senior Notes due 2026, we recognized a gain on extinguishment of debt of $0.1 million. There was no such gain or loss for the three and six months ended June 30, 2025.

Loss on Sale of Real Estate, Net

For the three and six months ended June 30, 2026, we sold one and three industrial buildings and recognized a net loss on sale of $0.03 million and $0.6 million, respectively.

For both the three and six months ended June 30, 2025, we sold one industrial building and recognized a net loss on sale of $2.1 million.

Net Loss

    For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, the resulting net loss decreased by $5.2 million and increased by $8.5 million, respectively.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, funding and maintaining our assets and operations, making distributions to our stockholders and other general business needs. We use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our investors and fund our operations. Our primary sources of cash generally consist of payments of principal and interest we receive on our portfolio of investments and cash generated from our operating results. We deploy moderate amounts of leverage as part of our operating strategy and use a number of sources to finance our target assets, including warehouse lines, repurchase agreements, secured borrowings and term loans. We may use other sources to finance our target assets, including bank financing and arranged financing facilities with domestic or international financing providers. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business.

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

    We have approximately $7.2 million of unfunded commitments to borrowers. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, a property mortgage with a total outstanding principal balance of $13.3 million that is collateralized by one multifamily property will mature on January 22, 2027. We expect to use proceeds from the sale of the underlying real estate to repay the property mortgage. We also have secured borrowings with an outstanding principal balance of $17.5 million that is collateralized by a senior loan investment and scheduled to mature on June 30, 2027. We expect to repay the secured borrowings using proceeds from repayment of the senior loan. Finally, our 11.00% Senior Secured Notes due 2027 are scheduled to mature on July 1, 2027. See Note 8 for a description of the terms of this instrument. We expect to repay our 11.00% Senior Secured Notes Due 2027 through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities.

Summary of Financing

The table below summarizes our debt financing as of June 30, 2026:

Type of Financing	Outstanding Balance	Interest Rate	Maturity Date
Fixed Rate:
7.00% Senior Secured Notes due 2029	$25,578,000	7.00%	March 2029
11.00% Senior Secured Notes due 2027	27,156,250	11.00%	July 2027
Term loan payable	25,000,000	11.00%	December 2027
Term loan payable	10,000,000	9.00%	December 2027
	$87,734,250
Variable Rate:
Property mortgage	13,250,000	Term SOFR + 5.00%, (combined floor rate of 9.85%)	January 2027
Secured borrowing	17,500,000	Term SOFR + 5.00%, (combined floor rate of 9.32%)	June 2027
	$30,750,000

Cash Flows (Used in) Provided by Operating Activities

    For the six months ended June 30, 2026, cash flows used in operating activities were $1.1 million compared to cash flows provided by operating activities of $2.0 million for the six months ended June 30, 2025. The change in operating cash flows was primarily due to a decrease in contractual interest income, partially offset by a decrease in contractual interest expense.

Cash Flows Provided by Investing Activities

    For the six months ended June 30, 2026, cash flows provided by investing activities were $58.1 million, primarily related to proceeds from sale of real estate of $30.4 million, proceeds from repayment of loans of $23.8 million and distributions received in excess of income of $9.3 million, partially offset by origination, purchase and funding of loans of $2.7 million and capital contribution to equity investments of $2.8 million.
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

Cash Flows Used in Financing Activities

    For the six months ended June 30, 2026, cash flows used in financing activities were $83.9 million, primarily related to principal repayments on unsecured notes payable of $65.9 million, repayments on secured financing of $34.5 million, repayments on obligations under participation agreements of $18.0 million, payment for financing costs of $1.4 million, distributions paid to investors of $1.0 million, and a decrease in interest reserve and other deposits held on investments of $0.5 million, partially offset by proceeds from secured financing of $37.3 million.

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

We use a model-based approach for estimating the allowance for credit losses on performing loans on a collective basis, including future funding commitments for which we do not have the unconditional right to cancel, as these loans share similar risk characteristics. We utilize information obtained from internal and external sources relating to past events, current economic conditions and reasonable and supportable forecasts about the future to determine the expected credit losses for our loan portfolio. We utilize a commercial mortgage-based, third-party loan loss model and because we do not have a meaningful history of realized credit losses on our loan portfolio, we subscribe to a database service to provide historical proxy loan loss information. We employ logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We have chosen to incorporate a weighted average macroeconomic forecast that encompasses baseline, upside and downside scenarios, into our allowance for credit losses on performing loans estimate during the reasonable and supportable forecast period which is currently eight quarters. We select certain economic variables from a group of independent variables such as Commercial Real Estate Price Index, unemployment and interest rate which are included in the model as part of macroeconomic forecast and updated regularly based on current economic trends. The specific loan level information input into the model includes loan-to-value and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon rate, coupon rate type, original or remaining term, expected repayment dates and contractual future funding commitments. Based on the inputs, the loan loss model determines a loan loss rate through the generation of a probability of default (PD) and loss given default (LGD) for each loan. The allowance for credit losses on performing loans is then calculated by applying the loan loss rate to the total outstanding loan balance of each loan. These results require a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Changes in such estimates can significantly affect the expected credit losses.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Origination and extension fee expense (1)	$60,231	$556,857	$120,513	$1,255,736
Asset management fee	751,492	1,280,666	1,686,563	2,648,455
Asset servicing fee	184,653	309,565	395,864	639,165
Operating expenses reimbursed to Manager	547,564	960,846	1,221,031	2,390,799
Disposition fee (2)	146,935	271,689	378,035	591,689
Total	$1,690,875	$3,379,623	$3,802,006	$7,525,844
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

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of June 30, 2026 and December 31, 2025, amount outstanding under the promissory note payable was $20.3 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

June 30, 2026
Variable rate investments	$74,719,501
Variable rate debt	$30,750,000

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of June 30, 2026 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(554,183)	$622,117
Decrease (increase) in interest expense from variable rate debt (1)	—	(58,095)
Net increase (decrease) in investment income from variable rate instruments	$(554,183)	$564,022
_______________
(1)A 1.00% decrease in Term SOFR or SOFR had no impact on interest expense because the interest rate on the debt is subject to a floor.

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2026 and 2025, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” There have been no material changes to our risk factors since the filing of our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.
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

Exhibit No.	Description and Method of Filing
4.3	Form of 7.00% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2026).

4.4
Indenture, dated as of June 30, 2026, by and between Terra Property Trust, Inc., and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

4.5	Form of 11.00% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

10.1
Term Loan Agreement dated June 29, 2026, by and among Subsidiary Holdings II, LLC, as Borrower, Strategic Yieldco LLC, as Lender, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

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

Date: August 7, 2026

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)