Form 10-Q
period 2026-09-30
Terra Property Trust, Inc.
filed 2026-11-06
CIK 1674356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2026, the registrant had 24,340,114 shares of Class B Common Stock, $0.01 par value, outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Property Trust, Inc.
Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,353,423	$33,172,814
Restricted cash	337,006	1,202,134
Cash held in escrow	521,451	3,519,393
Loans held for investment, net of allowance for credit losses of $883,156 and $58,950,552	68,379,319	134,644,098
Loans held for investment acquired through participation, net of allowance for credit losses of $40,541 and $72,544	20,288,649	18,743,315
Equity interest in unconsolidated investments	89,492,093	94,218,842
Real estate owned, net (Note 5)
Land, building and building improvements, net	42,752,747	47,062,934
Lease intangible assets, net	161,912	1,850,543
Interest receivable	7,646,832	8,252,234
Due from related parties	1,705,051	1,743,577
Other assets	4,662,272	7,130,874
Total assets	$237,300,755	$351,540,758
Liabilities and Equity
Liabilities:
Secured financing agreements, net	$112,525,762	$60,908,096
Unsecured notes payable, net	—	117,949,074
Obligations under participation agreements (Note 8)	—	18,197,981
Interest reserve and other deposits held on investments	337,006	1,202,134
Lease intangible liabilities, net (Note 5)	131,684	1,553,716
Due to Manager (Note 7)	177,245	728,212
Interest payable	436,562	654,465
Accounts payable and accrued expenses	5,197,600	2,964,488
Unearned income	68,212	151,622
Other liabilities	1,969,699	766,742
Total liabilities	120,843,770	205,076,530
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized and no shares issued, as of both September 30, 2026 and December 31, 2025	—	—
Class B Common Stock, $0.01 par value, 450,000,000 shares authorized and 24,340,114 and 24,339,891 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	243,401	243,399
Additional paid-in capital	444,497,891	444,496,228
Accumulated deficit	(328,284,307)	(298,275,399)
Accumulated other comprehensive income (loss)	—	—
Total equity	116,456,985	146,464,228
Total liabilities and equity	$237,300,755	$351,540,758

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Interest income	$1,889,845	$5,569,747	$7,267,527	$22,359,781
Real estate operating revenue	897,447	1,641,585	3,020,035	5,794,243
Other operating income	19,272	83,907	315,019	208,075
	2,806,564	7,295,239	10,602,581	28,362,099
Operating expenses
Operating expenses reimbursed to Manager	486,233	881,382	1,707,264	3,272,181
Asset management fee	562,414	1,171,222	2,248,977	3,819,677
Asset servicing fee	137,590	281,735	533,454	920,900
Provision for credit losses	67,294	2,425,296	11,854,155	5,919,213
Real estate operating expenses	1,114,551	201,980	2,292,370	2,739,007
Depreciation and amortization	436,256	680,481	1,922,282	3,251,414
Professional fees	483,074	940,911	3,282,220	2,218,692
Impairment charge on real estate assets	3,262,743	—	3,858,727	3,399,684
Directors’ fees	68,750	68,750	206,250	234,272
Other	112,258	152,702	433,176	453,777
	6,731,163	6,804,459	28,338,875	26,228,817
Operating (loss) income	(3,924,599)	490,780	(17,736,294)	2,133,282
Other income and expenses
Interest expense on secured financing	(4,103,054)	(3,728,682)	(8,023,901)	(11,768,739)
Interest expense on unsecured notes payable	—	(2,521,155)	(3,517,087)	(7,520,199)
Interest expense on obligations under participation agreements	—	(950,836)	(2,585,087)	(2,780,479)
(Loss) income from equity interest in unconsolidated investments	(2,369,316)	795,029	3,705,732	5,620,736
Gain on extinguishment of debt	—	—	119,618	—
Loss on sale of real estate, net	—	(823,995)	(585,674)	(2,880,545)
Unrealized loss on investments, net	—	—	—	(75)
	(6,472,370)	(7,229,639)	(10,886,399)	(19,329,301)
Net loss before income taxes	(10,396,969)	(6,738,859)	(28,622,693)	(17,196,019)
Income tax benefit (provision)	347,178	—	(417,488)	—
Net loss	$(10,049,791)	$(6,738,859)	$(29,040,181)	$(17,196,019)
Other comprehensive income
Unrealized gain on available-for-sale debt securities	—	259,805	—	487,926
	—	259,805	—	487,926
Comprehensive loss	$(10,049,791)	$(6,479,054)	$(29,040,181)	$(16,708,093)
Per share data
Loss per share — basic and diluted	$(0.41)	$(0.28)	$(1.19)	$(0.71)
Weighted-average shares — basic and diluted	24,340,114	24,339,016	24,340,083	24,338,595
Distributions declared per common share	$—	$0.09	$0.04	$0.38

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2026	$—	—	$—	24,339,891	$243,399	$444,496,228	$(298,275,399)	$—	$146,464,228
Shares issued from reinvestment of shareholder distributions	—	—	—	223	2	1,663	—	—	1,665
Distributions declared on common shares ($0.04 per share)	—	—	—	—	—	—	(968,727)	—	(968,727)
Net loss	—	—	—	—	—	—	(15,048,983)	—	(15,048,983)
Balance at March 31, 2026	—	—	—	24,340,114	243,401	444,497,891	(314,293,109)	—	130,448,183
Net loss	—	—	—	—	—	—	(3,941,407)	—	(3,941,407)
Balance at June 30, 2026	—	—	—	24,340,114	243,401	444,497,891	(318,234,516)	—	126,506,776
Net loss	—	—	—	—	—	—	(10,049,791)	—	(10,049,791)
Balance at September 30, 2026	$—	—	$—	24,340,114	$243,401	$444,497,891	$(328,284,307)	$—	$116,456,985

	Preferred Stock	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		$0.01 Par Value		$0.01 Par Value
		Shares	Amount	Shares	Amount				Total Equity
Balance at January 1, 2025	$—	—	$—	24,337,952	$243,380	$444,478,936	$(258,810,775)	$(185,475)	$185,726,066
Shares issued from reinvestment of shareholder distributions	—	—	—	629	6	6,159	—	—	6,165
Distributions declared on common shares ($0.19 per share)	—	—	—	—	—	—	(4,651,019)	—	(4,651,019)
Net loss	—	—	—	—	—	—	(1,285,064)	—	(1,285,064)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	145,744	145,744
Balance at March 31, 2025	—	—	—	24,338,581	243,386	444,485,095	(264,746,858)	(39,731)	179,941,892
Shares issued from reinvestment of shareholder distributions	—	—	—	338	3	3,120	—	—	3,123
Distributions declared on common shares ($0.10 per share)	—	—	—	—	—	—	(2,329,214)	—	(2,329,214)
Net loss	—	—	—	—	—	—	(9,172,096)	—	(9,172,096)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	82,377	82,377
Balance at June 30, 2025	—	—	—	24,338,919	243,389	444,488,215	(276,248,168)	42,646	168,526,082
Shares issued from reinvestment of shareholder distributions	—	—	—	464	5	4,051	—	—	4,056
Distributions declared on common shares ($0.09 per share)	—	—	—	—	—	—	(2,329,249)	—	(2,329,249)
Net loss	—	—	—	—	—	—	(6,738,859)	—	(6,738,859)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	259,805	259,805
Balance at September 30, 2025	$—	—	$—	24,339,383	$243,394	$444,492,266	$(285,316,276)	$302,451	$159,721,835
See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,040,181)	$(17,196,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,922,282	3,251,414
Provision for credit losses	11,854,155	5,919,213
Impairment charge on real estate assets	3,858,727	3,399,684
Loss on sale of real estate, net	585,674	2,880,545
Gain on extinguishment of debt	(119,618)	—
Amortization of net purchase premiums on loans	—	6,913
Straight-line rent adjustments	13,225	(80,405)
Amortization of deferred financing costs	2,346,732	1,421,178
Amortization of discount on unsecured notes payable	703,549	1,519,306
Amortization of above- and below-market rent intangibles	(404,899)	(959,507)
Amortization and accretion of investment-related fees, net	1,523,931	584,668
Unrealized loss on investments, net	—	75
Distributions received from equity interest in unconsolidated investments	2,449,106	6,809,231
Income from equity interest in unconsolidated investments	(3,705,732)	(5,620,736)
Changes in operating assets and liabilities:
Interest receivable	605,402	(2,298,036)
Due from related parties	38,526	(713,887)
Other assets	3,178,672	(1,177,583)
Due to Manager	(536,375)	(34,770)
Unearned income	(83,410)	23,000
Interest payable	(217,903)	(286,386)
Accounts payable and accrued expenses	(1,298,682)	519,553
Other liabilities	1,226,196	(209,312)
Net cash used in operating activities	(5,100,623)	(2,241,861)
Cash flows from investing activities:
Proceeds from repayments of loans	23,849,008	89,715,663
Origination, purchase and funding of loans	(4,168,063)	(25,684,165)
Proceeds from sale of real estate	30,388,452	69,123,333
Capital contributions to and purchase of equity interests in unconsolidated investments	(3,412,692)	(1,760,613)
Distributions in excess of income	9,344,505	901,468
Purchase of equity security without readily determinable fair value	(1,000,000)	—
Repayments of promissory note receivable	—	1,182,759
Net cash provided by investing activities	55,001,210	133,478,445

See notes to unaudited consolidated financial statements.

Terra Property Trust, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Repayments on secured financing	(34,450,000)	(141,949,552)
Proceeds from secured financing	37,250,000	24,805,321
Proceeds from obligations under participation agreements	—	2,591,102
Repayments on obligations under participation agreements	(18,020,576)	(2,591,102)
Repayments on unsecured notes payable	(65,909,507)	—
Distributions paid	(967,062)	(9,296,138)
Payment of deferred financing costs	(2,620,775)	—
Change in interest reserve and other deposits held on investments	(865,128)	(1,746,202)
Net cash used in financing activities	(85,583,048)	(128,186,571)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,682,461)	3,050,013
Cash, cash equivalents and restricted cash at beginning of period	37,894,341	18,965,026
Cash, cash equivalents and restricted cash at end of period (Note 2)	$2,211,880	$22,015,039

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,293,697	$19,415,320

Supplemental non-cash information:
Reinvestment of shareholder distributions	$1,665	$13,344

Supplemental Non-Cash Investing and Financing Activities:
On January 22, 2026, the Company foreclosed on one multifamily property securing a $31.4 million first mortgage in exchange for the relief of the first mortgage and related expenses (Note 5). The following table summarizes the carrying value of the first mortgage and the fair value of assets acquired and liabilities assumed in the transaction:

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
September 30, 2026

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

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2026, Terra Fund 7 and Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”) held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.

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
Liquidity

The Company has debt obligations of approximately $57.9 million coming due (Note 8) in the next twelve months following the issuance of the consolidated financial statements. As of September 30, 2026, the Company had cash and cash equivalents of $1.4 million and did not have sufficient liquidity to satisfy these obligations.

The Company intends to repay maturing debt obligations through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture (as defined herein) upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities. The net proceeds from any such asset realizations that are used for mandatory redemptions under the Second Indenture will not be available to fund the Company’s operations or other cash requirements. There can be no assurance that the Company will be able to obtain the additional liquidity needed to repay the maturing debt obligations. Therefore, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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
Non-Performing Loans

During the loan review process, all non-performing loans are evaluated for collectability, which includes both loans in maturity default and loans where the Company does not expect to collect all amounts due for both principal and interest according to the contractual terms of the loan. The Company removes these loans from the model-based approach described above and analyzes them separately. The credit loss reserve for these loans is calculated as any excess of the amortized cost of the loan over (i) the present value of expected future cash flows discounted at the appropriate discount rate or (ii) the fair value of collateral, if repayment is expected solely from the collateral.
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

    Acquisitions of properties generally are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs, are accumulated and then allocated to individual assets and liabilities acquired based upon their relative fair value. The Company allocates the purchase price of its real estate acquisitions to land, building, tenant improvements, acquired in-place leases, intangibles for the value of any above or below market leases at fair value and to any other identified intangible assets or liabilities. The Company amortizes the value allocated to in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on its consolidated statements of operations. The value allocated to above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

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

    Management reviews the Company’s real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate assets. When there is a purchase and sale agreement in place, the selling price may be used as a proxy for estimated future cash flows. If impaired, the real estate asset will be written down to its estimated fair value.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in its consolidated statements of cash flows as of:

	September 30,
	2026	2025
Cash and cash equivalents	$1,353,423	$17,361,610
Restricted cash	337,006	1,191,757
Cash held in escrow	521,451	3,461,672
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,211,880	$22,015,039

 Participation Interests

Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. For the investments for which participation has been granted, the interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense on obligations under participation agreements” in the consolidated statements of operations. Interest expense on obligations under participation agreement is reversed when recovery of interest income on the related loan becomes not probable. See “Obligations Under Participation Agreements” in Note 8 for additional information.

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

Notes to Unaudited Consolidated Financial Statements

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to qualify as a REIT, the Company is required, among other things, to distribute dividends equal to at least 90% of its REIT net taxable income to the stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income taxes on income and gains distributed to the stockholders as long as certain requirements are satisfied, principally relating to the nature of income and the level of distributions, as well as other factors. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Any gains from the sale of foreclosed properties within two years are subject to U.S. federal and state income taxes at regular corporate rates. As of September 30, 2026, the Company had satisfied all the requirements for a REIT.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s 2022-2025 federal tax returns remain subject to examination by the Internal Revenue Service.

The Company may hold certain investments through a consolidated taxable REIT subsidiary (“TRS”). Such TRS may be subject to U.S. federal and state corporate-level income taxes. The TRS recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts. The deferred tax assets and liabilities are included in the accompanying consolidated balance sheets using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. On December 31, 2025, the Company elected the TRS status for a wholly owned subsidiary that holds a non-real estate-related investment. In connection with this election, the Company recorded a deferred income tax expense and deferred income tax liability of $0.4 million as of December 31, 2025, related to an unrealized gain on the investment. For the three months ended September 30, 2026, the Company recognized a deferred tax benefit of $0.3 million, as a result of a decrease in the unrealized gain on investment. For the nine months ended September 30, 2026, the Company recorded additional deferred income tax expense and deferred income tax liability of $0.4 million, as a result of an increase in the unrealized gain on investment. Deferred tax liabilities are included in Other liabilities on the Company’s consolidated balance sheets.

Earnings Per Share

    The Company has a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and diluted per-share amounts for the periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income allocable to common stock by the weighted-average number of shares of common stock issued and outstanding during such period.

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

Notes to Unaudited Consolidated Financial Statements

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

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on the Company’s consolidated statement of operations. The Company’s consolidated net income (loss) is primarily derived through the difference between the interest income earned on its loans and the cost at which it finances them. Accordingly, interest expense, as reported on its consolidated statement of operations, is its most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets.

The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted this ASU on December 31, 2025. The adoption of this standard did not have a material impact to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for the Company’s fiscal year ending December 31, 2027 and interim quarters beginning in 2028, with early adoption permitted. It may be applied either prospectively to reporting periods after the ASU’s effective date or retrospectively to all prior periods presented. This ASU will only affect footnote disclosures and will not change the expense captions the Company presents on its consolidated statements of operations. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 3. Loans Held for Investment

The Company elected the practical expedient under ASC 326 to exclude accrued interest from amortized cost. As of September 30, 2026 and December 31, 2025, accrued interest receivable of $7.6 million and $8.3 million, respectively, is included in interest receivable on the consolidated balance sheets, and is excluded from the amortized cost of loans held for investment.

Portfolio Summary
The table below provides a summary of the Company’s loan portfolio. Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

	September 30, 2026			December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total	Fixed Rate	Floating Rate (1)(2)(3)	Total
Number of loans	2	3	5	3	6	9
Principal balance	$13,260,284	$76,079,134	$89,339,418	$14,012,427	$196,429,911	$210,442,338
Carrying value	$12,385,315	$76,282,653	$88,667,968	$13,226,342	$140,161,071	$153,387,413
Fair value	$12,311,276	$76,084,876	$88,396,152	$13,133,944	$139,806,938	$152,940,882
Weighted-average coupon rate (4)	8.50%	13.22%	12.67%	9.42%	14.46%	14.16%
Weighted-average remaining term (years) (5)	0.93	0.44	0.50	1.48	0.59	0.71

Notes to Unaudited Consolidated Financial Statements

_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.75% and Term SOFR of 3.91% as of September 30, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of September 30, 2026 and December 31, 2025, amount included $33.0 million and $63.6 million of senior mortgages used as collateral for $17.5 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of September 30, 2026 and December 31, 2025, two and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of September 30, 2026 and December 31, 2025, exclusive of any extension available.

Lending Activities

The following tables present the activities of the Company’s loan portfolio:

	Loans Held for Investment, Net	Loans Held for Investment through Participation Interests, Net	Total
Balance, January 1, 2026	$134,644,098	$18,743,315	$153,387,413
Principal repayments received	(22,862,129)	(986,879)	(23,849,008)
Origination, purchase and funding of loans	1,706,179	2,461,884	4,168,063
Foreclosure of collateral (1)	(31,445,183)	—	(31,445,183)
Accrual, payment and accretion of investment-related fees and other, net	(1,754,249)	38,326	(1,715,923)
(Provision for) reversal of provision for credit losses	(11,909,397)	32,003	(11,877,394)
Balance, September 30, 2026	$68,379,319	$20,288,649	$88,667,968
______________
(1)On January 22, 2026, the Company foreclosed on one multifamily property securing a $31.4 million first mortgage in exchange for the relief of the first mortgage and related expenses (Note 5).

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

Notes to Unaudited Consolidated Financial Statements

	September 30, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,927,191	$55,994,004	63.1%	$86,456,898	$88,060,452	57.5%
Mezzanine loans	27,151,943	27,283,680	30.8%	24,703,471	24,763,765	16.1%
Preferred equity investments	6,260,284	5,390,284	6.1%	99,281,969	40,563,196	26.4%
Total	$89,339,418	$88,667,968	100.0%	$210,442,338	$153,387,413	100.0%

	September 30, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Infill land	$43,058,033	$43,194,739	48.7%	$40,609,561	$41,821,242	27.3%
Office	33,021,101	33,087,914	37.3%	101,711,046	43,696,575	28.4%
Industrial	7,000,000	6,995,031	7.9%	7,000,000	6,993,917	4.6%
Multifamily	6,260,284	5,390,284	6.1%	37,855,514	37,389,999	24.4%
Mixed-use	—	—	—%	22,292,750	22,512,213	14.7%
Retail	—	—	—%	973,467	973,467	0.6%
Total	$89,339,418	$88,667,968	100.0%	$210,442,338	$153,387,413	100.0%

	September 30, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Georgia	$33,021,101	$33,087,914	37.3%	$31,734,254	$31,878,019	20.8%
New Jersey	22,906,090	22,906,090	25.8%	22,906,090	24,051,394	15.7%
Massachusetts	7,000,000	6,995,031	7.9%	7,000,000	6,993,917	4.6%
Arizona	20,151,943	20,288,649	22.9%	17,703,471	17,769,848	11.6%
New York	6,260,284	5,390,284	6.1%	76,015,752	17,077,516	11.1%
California	—	—	—%	54,109,304	54,643,252	35.6%
Illinois	—	—	—%	973,467	973,467	0.6%
Total	$89,339,418	$88,667,968	100.0%	$210,442,338	$153,387,413	100.0%
Allowance for Credit Losses
As described in Note 2, the Company follows the provisions of ASC 326, which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.
Certain of the Company’s performing loans contain provisions for future funding commitments, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These unfunded commitments amounted to $6.3 million and $8.8 million as of September 30, 2026 and December 31, 2025, respectively. The liability for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets.

As discussed in Note 2, for loans that are considered non-performing, the Company removes them from the model-based approach and analyzes them separately for recoverability. As of September 30, 2026 and December 31, 2025, the Company had two and five non-performing loans with total amortized cost of $29.2 million and $154.7 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral or sponsor’s guarantee to estimate the total specific allowance for credit losses of $0.9 million and $58.9 million as of September 30, 2026 and December 31, 2025, respectively. Please see “Note 6. Fair Value Measurements – Valuation Process for Fair Value Measurement” for information on how the fair values of these loans were determined.

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in allowance for credit losses:

	Nine Months Ended September 30, 2026
	Allowance on Non-Performing Loans	Allowance on Performing Loans		Total
		Funded	Unfunded
Allowance for credit losses, beginning of period	$58,938,234	$84,862	$35,975	$59,059,071
Provision for (reversal of provision for) credit losses	11,908,559	(31,165)	(23,239)	11,854,155
Write-off (1)	(69,976,793)	—	—	(69,976,793)
Allowance for credit losses, end of period	$870,000	$53,697	$12,736	$936,433
______________
(1)In June 2026, a non-performing loan held for investment was restructured, and in connection with the restructuring, the Company surrendered the loan to an unaffiliated third party in exchange for a contingent promote interest in the successor entity. In connection with the transaction, the Company derecognized the amortized cost of the loan and wrote off the related allowance for credit losses. The Company did not recognize a separate asset for the promote interest because management determined that its fair value was zero.

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

Accrued Interest Receivable

The Company elected not to measure a CECL reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. If the Company determines it has uncollectible accrued interest receivable, it generally would reverse the accrued and unpaid interest against interest income and no longer accrue for interest. For the three and nine months ended September 30, 2026 and 2025, the Company did not reverse any previously recognized accrued interest receivable because all accrued interest income was deemed collectible. For the three months ended September 30, 2026 and 2025, the Company suspended interest income accrual on two loans of $1.3 million and $3.8 million, respectively, because recovery of such income was not probable. For the nine months ended September 30, 2026 and 2025, the Company suspended interest income accrual of $10.6 million and $10.7 million on three and two loans, respectively, because recovery of such income was not probable.
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

Notes to Unaudited Consolidated Financial Statements

    The following tables present the amortized cost of the Company’s loan portfolio by year of origination and loan risk rating:

	September 30, 2026
Loan Risk Rating	Number of Loans	Amortized Cost	% of Total	Amortized Cost by Year Originated
				2026	2025	2024	2023	2022	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	7,000,000	7.8%	—	—	—	—	—	7,000,000
3	—	—	—%	—	—	—	—	—	—
4	2	53,425,291	59.6%	—	—	33,096,102	—	20,329,189	—
5	—	—	—%	—	—	—	—	—	—
Non-performing (1)	2	29,166,374	32.6%	—	—	—	—	22,906,090	6,260,284
	5	89,591,665	100.0%	$—	$—	$33,096,102	$—	$43,235,279	$13,260,284
Allowance for credit losses		(923,697)
Total carrying value, net		$88,667,968
_______________
(1)Amount includes one loan that is in maturity default with amortized cost of $22.9 million. The Company expects to recover the principal and interest payments in full and therefore, no specific allowance for credit losses was recorded on this loan.

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
_______________
(1)Amount includes three loans that were in maturity default with total amortized costs of $78.7 million. The Company expected to recover the principal and interest payments in full and therefore, no specific allowance for credit losses was recorded on these three loans.

Note 4. Equity Interest in Unconsolidated Investments

The Company owns interests in limited partnerships, joint ventures and a preferred equity investment with profit-sharing feature. The Company accounts for its interests in these investments under the equity method of accounting (Note 2).

Equity Interest in Limited Partnerships

Mavik Real Estate Special Opportunities Fund, LP

On August 3, 2020, the Company entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“VS1”) whereby the Company committed to fund up to $50.0 million to purchase limited partnership interests in VS1. VS1’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. VS1 may also opportunistically originate high-yield mortgages or loans in real estate special situations including rescue financings, bridge loans, restructurings and bankruptcies (including debtor-in-possession loans). VS1 completed its investment period in April 2025 and has since entered its harvest period. The general partner of VS1 is Mavik Real Estate Special Opportunities Fund GP, LLC, which is a subsidiary of the Company’s sponsor, Terra Capital Partners. The Company evaluated its equity interest in VS1 and determined it does not have a controlling financial interest and is not the primary beneficiary. Accordingly, the equity interest in VS1 is accounted for as an equity method investment.

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of information regarding the Company’s equity interest in VS1:

	September 30, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS1	14.9%	$30,997,561	$11,333,135	14.9%	$40,193,442	$11,333,135

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income from equity interest in VS1	$(372,302)	$2,734,999	$2,339,935	$7,754,538
Distributions received from VS1	$—	$2,073,861	$11,535,816	$6,809,231
The following tables present summarized financial information of the Company’s equity interest in VS1. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2026	December 31, 2025
Investments at fair value (cost of $324,256,918 and $386,743,426, respectively)	$311,384,188	$393,861,482
Other assets	7,834,515	51,534,275
Total assets	319,218,703	445,395,757
Secured financing agreements, net of financing costs	93,122,028	116,985,111
Obligations under participation agreement (proceeds of $29,254,614 and $28,566,506, respectively)	29,497,931	28,819,472
Other liabilities	2,278,766	38,977,816
Total liabilities	124,898,725	184,782,399
Partners’ capital	$194,319,978	$260,613,358

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$15,983,931	$16,891,385	$48,679,592	$57,807,128
Total expenses	4,971,865	6,449,163	15,952,793	19,663,119
Net investment income	11,012,066	10,442,222	32,726,799	38,144,009
Net change in unrealized (depreciation) appreciation on investments	(14,230,325)	6,167,963	(19,885,578)	9,260,689
Net (decrease) increase in partners’ capital resulting from operations	$(3,218,259)	$16,610,185	$12,841,221	$47,404,698

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of information regarding the Company’s equity interest in VS2:

	September 30, 2026			December 31, 2025
	Ownership Interest	Carrying Value	Unfunded Commitment	Ownership Interest	Carrying Value	Unfunded Commitment
Equity interest in VS2	1.5%	3,465,181	5,858,829	1.5%	316,072	$8,369,755

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from equity interest in VS2	$84,397	$—	$613,073	$—
Distributions received from VS2	$—	$—	$—	$—
The following tables present summarized financial information of the Company’s equity interest in VS2. Amounts provided are the total amounts attributable to the investment and do not represent the Company’s proportionate share:

	September 30, 2026	December 31, 2025
Investments at fair value (cost of $708,713,331 and $372,843,060)	$726,688,150	$383,462,787
Other assets	28,904,826	19,534,617
Total assets	755,592,976	402,997,404
Secured financing agreements, net of financing costs	430,452,218	301,843,692
Obligations under participation agreement (proceeds of $88,789,055 and $75,783,803)	88,423,320	76,025,965
Other liabilities	12,654,043	5,579,792
Total liabilities	531,529,581	383,449,449
Partners’ capital	$224,063,395	$19,547,955

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$26,841,848	$—	$67,289,109	$—
Total expenses	14,897,304	—	36,863,468	—
Net investment income	11,944,544	—	30,425,641	—
Net change in unrealized appreciation on investments	(6,371,696)	—	8,655,793	—
Net increase in partners’ capital resulting from operations	$5,572,848	$—	$39,081,434	$—

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

Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of the Company’s equity interest in the joint ventures:

		September 30, 2026		December 31, 2025
Entity	Co-owner	Beneficial Ownership Interest	Carrying Value	Beneficial Ownership Interest	Carrying Value
LEL Arlington JV LLC	Third party/Affiliate	27.2%	$3,904,423	27.2%	$4,566,783
TCG Corinthian FL Portfolio JV LLC	Third party/Affiliate	30.6%	2,933,197	30.6%	4,272,442
610 Walnut Investors LLC	Third party	22.8%	391,555	22.8%	1,278,434
MASPEN MS I LLC (1)	Affiliates	2.4%	462,749	2.4%	648,581
Axar Special Opportunity Fund VI-B LLC	N/A	100.0%	24,247,408	100.0%	22,106,901
XS Acquisition Holdco LLC	Third parties	46.0%	2,106,434	46.0%	2,124,011
VASPEN MS LLC (1)	Affiliates	1.2%	201,321	1.2%	154,340
			$34,247,087		$35,151,492
_______________
(1)This entity invests in opportunistic equity and debt securities. This entity is jointly owned with a related party managed by the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from equity interest in the joint ventures	$(2,859,471)	$(2,608,870)	$(1,471,704)	$(4,036,327)
Distributions received from the joint ventures	$284,066	$245,171	$1,329,565	$726,468

The following tables present estimated combined summarized financial information of the Company’s equity interest in the joint ventures. Amounts provided are the total amounts attributable to the joint ventures and do not represent the Company’s proportionate share.

	September 30, 2026	December 31, 2025
Net investments in real estate	$152,782,458	$194,450,383
Other assets	119,442,626	129,185,361
Total assets	272,225,084	323,635,744
Secured financing agreements	184,276,317	220,573,866
Other liabilities	6,928,099	6,571,012
Total liabilities	191,204,416	227,144,878
Members’ capital	$81,020,668	$96,490,866

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$6,480,062	$6,726,018	$17,873,597	$19,442,541
Operating expenses	(5,733,240)	(7,451,621)	(11,452,671)	(14,022,551)
Depreciation and amortization expense	(1,913,812)	(1,973,904)	(5,800,217)	(5,892,108)
Interest expense	(4,808,832)	(4,541,541)	(13,113,648)	(13,160,849)
Loss on sale of real estate	(866,515)	—	(866,515)	—
Unrealized (loss) gain	(7,038,966)	8,819,588	(3,514,285)	11,138,089
Net (loss) income	$(13,881,303)	$1,578,540	$(16,873,739)	$(2,494,878)

Notes to Unaudited Consolidated Financial Statements

Other Equity Investments

In June 2024, the Company entered into a preferred equity agreement with TCC Boundary Partners LLC. The investment carries interest at an annual rate of 15.0% and matures on December 31, 2026. Additionally, the Company will receive distributions in the event that net proceeds from the sale of underlying property exceed certain internal rate of return thresholds. Because the Company shares residual profit from the sale of underlying property with the borrower, the Company accounts for the investment using the equity method of accounting. As of September 30, 2026 and December 31, 2025, the Company's investment had a carrying value of $20.8 million and $18.6 million, respectively.

The following table presents a summary of the Company’s equity interest in TCC Boundary Partners LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from other equity investment	$778,060	$668,900	$2,224,428	$1,902,525
Distributions received from other equity investment	—	75,000	—	175,000

Note 5. Real Estate Owned, Net

Real Estate Owned Activities

2026 Activity

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

    In March 2026, the Company entered into a purchase and sale agreement to sell one industrial building for a purchase price of $10.0 million. In connection with the pending sale, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of the industrial building to its estimated selling price less the cost of the sale. The sale subsequently closed on April 8, 2026, resulting in a $0.03 million loss on sale of real estate.

    In October 2026, the Company entered into a purchase and sale agreement to sell one industrial building for a purchase price of $12.0 million. During the period ended September 30, 2026, in connection with the pending sale, the Company recorded an impairment charge of $3.3 million to reduce the carrying value of the industrial building to its estimated fair value, which reflects the selling price.

Notes to Unaudited Consolidated Financial Statements

2025 Activity

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

    During the quarter ended September 30, 2025, the Company sold the two industrial buildings held for sale as well as one additional industrial building for total net proceeds of $55.3 million and recognized a net loss on sale of $0.8 million, excluding the impairment charge noted above. A portion of the cash proceeds was used to repay the related mortgage loans (Note 8).

Operating Real Estate Owned, Net

    As of December 31, 2025, real estate owned was comprised of four industrial buildings located in Texas with lease intangible assets and liabilities. During the nine months ended September 30, 2026, the Company sold three industrial buildings and acquired one multifamily property through foreclosure, resulting in one industrial building located in Texas and one multifamily property located in California with lease intangible assets and liabilities as of September 30, 2026. The following table presents the components as of:

	September 30, 2026			December 31, 2025
	Cost	Accumulated Depreciation/Amortization	Net	Cost	Accumulated Depreciation/Amortization	Net
Real estate:
Land	$13,979,051	$—	$13,979,051	$8,096,412	$—	$8,096,412
Building and building improvements	30,917,175	(2,143,479)	28,773,696	42,420,065	(3,571,732)	38,848,333
Tenant improvements	—	—	—	118,189	—	118,189
Total real estate	44,896,226	(2,143,479)	42,752,747	50,634,666	(3,571,732)	47,062,934
Lease intangible assets:
In-place lease	2,143,869	(1,981,957)	161,912	5,365,527	(3,514,984)	1,850,543
Total intangible assets	2,143,869	(1,981,957)	161,912	5,365,527	(3,514,984)	1,850,543
Lease intangible liabilities:
Below-market rent	(1,448,394)	1,316,710	(131,684)	(3,850,707)	2,296,991	(1,553,716)
Total intangible liabilities	(1,448,394)	1,316,710	(131,684)	(3,850,707)	2,296,991	(1,553,716)
Total operating real estate	$45,591,701	$(2,808,726)	$42,782,975	$52,149,486	$(4,789,725)	$47,359,761

Notes to Unaudited Consolidated Financial Statements

Real Estate Operating Revenues and Expenses

    The following table presents the components of real estate operating revenues and expenses that are included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real estate operating revenues:
Lease revenue	$851,037	$1,298,873	$2,660,215	$4,429,548
Other operating income	46,410	342,712	359,820	1,364,695
Total	$897,447	$1,641,585	$3,020,035	$5,794,243
Real estate operating expenses:
Utilities	$3,473	$19,684	$9,363	$71,370
Real estate taxes	209,524	(272,286)	478,514	1,096,119
Repairs and maintenance	595,249	110,217	811,561	435,773
Management fees	106,678	55,819	334,539	185,761
Other operating expenses	199,627	288,546	658,393	949,984
Total	$1,114,551	$201,980	$2,292,370	$2,739,007

    The following table presents the amortization of intangibles that is included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net amortization of above- and below-market rent intangibles (1)	$(98,754)	$(201,252)	$(404,899)	$(959,507)
Amortization of in-place lease intangibles (2)	$121,422	$279,308	$856,990	$1,319,932
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

Notes to Unaudited Consolidated Financial Statements

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

As of September 30, 2026 and December 31, 2025, the Company had not elected the fair value option for its financial instruments, including loans held for investment, loans held for investment acquired through participation, equity securities without readily determinable fair value, secured financing agreements, unsecured notes payable and obligations under participation agreements. Such financial instruments are carried at cost, less impairment or less net deferred costs, where applicable. Marketable securities and derivatives are financial instruments that are reported at fair value.

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

The following tables present fair value measurements of money market funds and marketable securities, by major class according to the fair value hierarchy as of:

	September 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$21,054	$—	$—	$21,054
Total	$21,054	$—	$—	$21,054

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market fund (1)	$28,928,772	$—	$—	$28,928,772
Total	$28,928,772	$—	$—	$28,928,772
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

Notes to Unaudited Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The following table presents the carrying value, which represents the amortized cost of loans, net of applicable allowance for credit losses, and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets as of:

		September 30, 2026			December 31, 2025
	Level	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Assets:
Loans
Loans held for investment	3	$69,187,475	$68,379,319	$68,223,752	$191,765,400	$134,644,098	$134,385,733
Loans held for investment acquired through participation	3	20,151,943	20,288,649	20,172,400	18,676,938	18,743,315	18,555,149
Total loans		89,339,418	88,667,968	88,396,152	210,442,338	153,387,413	152,940,882
Equity securities without readily determinable fair value (1)	3	3,000,000	3,004,168	3,000,000	2,000,000	2,004,168	2,000,000
Total assets		$92,339,418	$91,672,136	$91,396,152	$212,442,338	$155,391,581	$154,940,882
Liabilities:
Unsecured notes payable	1	$—	$—	$—	$118,763,375	$117,949,074	$114,366,824
Secured financing agreements	1	25,578,000	23,867,388	14,937,552	—	—	—
Secured financing agreements	3	92,906,250	88,658,374	92,914,969	61,950,000	60,908,096	61,866,780
Obligations under participation agreements	3	—	—	—	18,020,576	18,197,981	18,197,981
Total liabilities		$118,484,250	$112,525,762	$107,852,521	$198,733,951	$197,055,151	$194,431,585
_____________
(1)Amount is included in Other assets on the consolidated balance sheets.

The Company estimated that its other financial assets and liabilities, not included in the tables above, had fair values that approximated their carrying values at both September 30, 2026 and December 31, 2025 due to their short-term nature.

Other Items Measured at Fair Value (Including Impairment Charges)

The Company periodically assesses whether there are any indicators that the value of its real estate investments may be impaired or that their carrying value may not be recoverable (Note 2). The following table presents information about assets for which the Company recorded an impairment charge and that were measured at fair value on a non-recurring basis:

		Three Months Ended September 30,
		2026		2025
	Level	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Real estate assets
Real estate and intangibles	3	$12,000,000	$3,262,743	$—	$—
			$3,262,743		$—

		Nine Months Ended September 30,
		2026		2025
	Level	Fair Value	Impairment Charge	Fair Value	Impairment Charge
Real estate assets
Real estate and intangibles	3	$21,788,999	$3,858,727	$27,037,500	$3,399,684
			$3,858,727		$3,399,684

Notes to Unaudited Consolidated Financial Statements

During the three months ended September 30, 2026, the Company recorded an impairment charge of $3.3 million to reduce the carrying value of one industrial building to its estimated fair value, which was determined to be the selling price.

During the nine months ended September 30, 2026 and 2025, the Company recorded an impairment charge of $3.9 million and $3.4 million to reduce the carrying value of two and two industrial buildings, respectively, to their estimated fair value. The fair value was determined to be the selling price less the cost of the sale.

Valuation Process for Fair Value Measurement

    The fair value of the Company’s investment in available-for-sale debt securities and its unsecured notes payable is determined based on quoted prices in an active market and is classified as Level 1 of the fair value hierarchy.

    Market quotations are not readily available for the Company’s real estate-related loan investments, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e., a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the ability of the Company’s borrowers and investees to make payments and their net operating income and debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality and realizable value of any collateral (and loan-to-value ratio); the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates and replacement costs; and the anticipated duration of each real estate-related loan investment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 loans as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value at September 30, 2026	Primary Valuation Technique	Unobservable Inputs	September 30, 2026
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$68,223,752	Discounted cash flow	Discount rate	9.81%	15.70%	12.46%
Loans held for investment acquired through participation, net	20,172,400	Discounted cash flow	Discount rate	18.30%	18.30%	18.30%
Equity securities (1)	3,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$91,396,152
Liabilities:
Secured financing agreements	$92,914,969	Discounted cash flow	Discount rate	7.00%	11.00%	9.54%
Total Level 3 Liabilities	$92,914,969

Notes to Unaudited Consolidated Financial Statements

	Fair Value at December 31, 2025	Primary Valuation Technique	Unobservable Inputs	December 31, 2025
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Loans held for investment, net	$134,385,733	Discounted cash flow	Discount rate	6.75%	18.79%	11.32%
		Discounted cash flow	Terminal capitalization rate	5.75%	5.75%	5.75%
Loans held for investment acquired through participation, net	18,555,149	Discounted cash flow	Discount rate	16.00%	18.30%	18.18%
Equity securities (1)	2,000,000	N/A	N/A	N/A	N/A	N/A
Total Level 3 Assets	$154,940,882
Liabilities:
Secured financing agreements	$61,866,780	Discounted cash flow	Discount rate	6.51%	9.85%	8.20%
Obligation under participation agreement	18,197,981	Discounted cash flow	Discount rate	18.79%	18.79%	18.79%
Total Level 3 Liabilities	$80,064,761
_______________
(1)Fair market value is based on purchase price.

Note 7. Related Party Transactions

Management Agreement

The Company entered into the Management Agreement with the Manager whereby the Manager is responsible for its day-to-day operations. The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to the Company that are included on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Origination and extension fee expense (1)	$54,682	$130,952	$175,195	$1,386,688
Asset management fee	562,414	1,171,222	2,248,977	3,819,677
Asset servicing fee	137,590	281,735	533,454	920,900
Operating expenses reimbursed to Manager	486,233	881,382	1,707,264	3,272,181
Disposition fee (2)	—	876,331	378,035	1,468,020
Total	$1,240,919	$3,341,622	$5,042,925	$10,867,466
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

Transaction Breakup Fee

    In the event that the Company receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions. As of September 30, 2026 and December 31, 2025, the Company had not received any breakup fees.

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

Due from Related Parties

As of September 30, 2026 and December 31, 2025, amount due from related parties was $1.7 million and $1.7 million, respectively, primarily representing reimbursements due from affiliates for operational expenses paid by the Company.

Promissory Note Payable
On January 24, 2024, the Company, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2026 and December 31, 2025, amount outstanding under this promissory note payable was $28.0 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial statements.

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

Distributions Paid

For the three months ended September 30, 2025, the Company made distributions to related parties totaling $0.4 million, all of which were returns of capital. There were no such distributions for the three months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, the Company made distributions to related parties totaling $0.2 million and $1.7 million, respectively, all of which were returns of capital.

Due to Manager

    As of September 30, 2026 and December 31, 2025, due to Manager was $0.2 million and $0.7 million, respectively, as reflected on the consolidated balance sheets, primarily related to the present value of the disposition fees on individual loans due to the Manager.

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

The table below lists the participation interests purchased by the Company pursuant to participation agreements as of:

	September 30, 2026
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$20,151,943	$20,288,649
		$20,151,943	$20,288,649

	December 31, 2025
	Participating Interests	Principal Balance	Carrying Value

Loan A (1)	38.27%	$17,703,471	$17,769,848
Loan B (2)	12.50%	973,467	973,467
		$18,676,938	$18,743,315
________________
(1)The loan is held in the name of Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party REIT managed by the Manager.
(2)The loan was held in the name of Mavik Real Estate Special Opportunities VS2 REIT, LLC, a related-party REIT managed by the Manager. The loan was repaid in January 2026.

Transfers of Participation Interests by the Company

The following table summarizes the investment that was subject to a participation agreement with an investment partnership affiliated with the Manager as of December 31, 2025. There are no such participation agreements as of September 30, 2026:

			December 31, 2025
			Transfers treated as obligations under participation agreements
	Principal	Carrying Value	% Transferred	Principal	Carrying Value
Loan C (1)	$22,292,750	$22,512,213	80.8%	$18,020,576	$18,197,981
________________
(1)In June 2026, the Company sold its interest in the underlying loan to an affiliated investment vehicle for total consideration of $25.8 million, including par value principal, accrued interest, default interest and exit fees. Concurrent with the sale, the obligations under participation agreements were repaid in full, and no related-party balances remained outstanding as of September 30, 2026.

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

Notes to Unaudited Consolidated Financial Statements

received and allocated the interest income and other related investment income to the Participant based on its pro rata participation interest. The Participant paid any expenses, including any fees to the Manager, only on its pro rata participation interest, subject to the terms of the governing fee arrangements.

Note 8. Debt

Unsecured Notes Payable

The following table presents a summary of the Company’s unsecured notes payable outstanding as of:

	Coupon Rate	Effective Rate (1)	Maturity Date	September 30, 2026	December 31, 2025
6.00% Senior Notes due 2026 (2)(3)	6.00%	6.68%	6/30/2026	$—	$80,388,375
7.00% Senior Notes due 2026 (2) (4)(5)	7.00%	11.16%	3/31/2026	—	38,375,000
Total principal amount				—	118,763,375
Unamortized issue discount				—	(312,026)
Unamortized purchase discount (5)				—	(391,525)
Unamortized deferred financing costs				—	(110,750)
Unsecured notes payable, net				$—	$117,949,074
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

The 6.00% Senior Notes due 2026
On June 10, 2021, Terra Property Trust issued $78.5 million in aggregate principal amount of its 6.00% notes due 2026, and on June 25, 2021, the underwriters partially exercised their option to purchase an additional $6.6 million of the notes (collectively the “6.00% Senior Notes due 2026”). On June 30, 2026, the 6.00% Senior Notes due 2026 were repaid in full.

The 7.00% Senior Notes due 2026
On February 10, 2021, Terra BDC issued $34.8 million in aggregate principal amount of 7.00% fixed-rate notes due 2026, and on February 26, 2021, the underwriters exercised the option to purchase an additional $3.6 million of the notes (collectively the “7.00% Senior Notes due 2026”). In connection with the BDC Merger, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the outstanding 7.00% Senior Notes due 2026. On March 31, 2026, the 7.00% Senior Notes due 2026 were repaid in full by Terra LLC.

Notes to Unaudited Consolidated Financial Statements

Secured Financing Arrangements

The following table is a summary of the Company’s secured financing agreements in place as of:

	September 30, 2026					December 31, 2025
	Current Maturity	Extended Maturity	Weighted Average Interest Rate (1)	Pledged Asset Carrying Value (2)	Principal Amount	Principal Amount
Non-Recourse Financing:
Property mortgages - variable rate (3)	January 2027	January 2027	9.85%	$30,782,975	$13,250,000	—
Property mortgages - fixed rate	—	—	—	—	—	20,700,000
Total					13,250,000	20,700,000
Other Secured Financing:
Term loan (4)	December 2027	December 2028	9.00%	30,997,561	10,000,000	10,000,000
Secured borrowing (5)	June 2027	June 2027	9.32%	33,087,914	17,500,000	31,250,000
7.00% Senior Secured Notes due 2029 (6)	March 2029	March 2029	7.00%	154,936,288	25,578,000	—
11.00% Senior Secured Notes due 2027 (7)	July 2027	July 2027	11.00%	154,936,288	27,156,250	—
Term loan (8)	December 2027	December 2027	11.00%	62,189,770	25,000,000	—
Total					105,234,250	41,250,000
					118,484,250	61,950,000
Unamortized deferred financing costs and other					(5,958,488)	(1,041,904)
Secured financing agreements, net					$112,525,762	$60,908,096
_______________
(1)Amount is calculated using the applicable index rate as of September 30, 2026.
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
(6)Represents the Company’s estimate of the aggregate value of the equity interests in certain of the Company’s subsidiaries pledged to holders of the Company’s 7.00% Senior Secured Notes due 2029 and 11.00% Senior Secured Notes due 2027 on a pari passu basis pursuant to the Intercreditor Agreement (as defined below). The aggregate book value of the shared equity collateral is approximately $154.9 million as of September 30, 2026, after reducing for $25.0 million for the Term loan indebtedness of a subsidiary of the Company discussed in note (8) of this table and included in the shared collateral pool.
(7)Represents the Company’s estimate of the aggregate value of the equity interests in certain of the Company’s subsidiaries pledged to holders of the 7.00% Senior Secured Notes due 2029 and the 11.00% Senior Secured Notes due 2027 on a pari passu basis pursuant to the Intercreditor Agreement. The aggregate book value of the shared equity collateral is approximately $154.9 million as of September 30, 2026, after reducing for $25.0 million for Term loan indebtedness of a subsidiary of the Company discussed in note (8) of this table and included in the shared collateral pool. In addition, the 11.00% Senior Secured Notes due 2027 are secured by certain asset-level collateral (held by certain entities, or their subsidiaries, whose equity interests are included in the collateral shared on a pari passu basis pursuant to the Intercreditor Agreement), with a book value of approximately $62.2 million as of September 30, 2026.
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

The following table presents certain information about the Company’s secured financing agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of deferred financing costs and others	$1,302,207	$629,017	$2,235,980	$1,347,133

Proceeds from secured financing			$37,250,000	$24,805,321
Principal repayments on secured financing			$(34,450,000)	$(141,949,552)

7.00% Senior Secured Notes due 2029

On February 13, 2026, the Company filed a registration statement on Form S-4 (as amended on March 12, 2026, and as may be amended from time to time, the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) in connection with registered exchange offers (the “Exchange Offer”) to exchange any and all of the Company’s outstanding 6.00% Senior Notes due 2026 and Terra Income Fund 6, LLC’s 7.00% Senior Notes due 2026 for the Company’s newly issued 7.00% Senior Secured Notes due 2029 (the “7.00% Senior Secured Notes due 2029”). The Registration Statement was declared effective by the SEC on March 26, 2026.

On March 30, 2026, the Exchange Offer was completed and settled. In connection with the Exchange Offer, $24.0 million of the Company’s outstanding 6.00% Senior Notes due 2026 and $1.6 million of Terra LLC’s 7.00% Senior Notes due 2026 were validly tendered and not withdrawn in the Exchange Offer. On March 30, 2026, the Company issued the 7.00% Senior Secured Notes due 2029 with an aggregate principal balance of $25.6 million. The 7.00% Senior Secured Notes due 2029 were issued pursuant to an Indenture (the “Indenture”), dated March 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, in its capacity as trustee and collateral agent.

The 7.00% Senior Secured Notes due 2029 bear interest at 7.00% per annum, payable monthly beginning with the month ending April 30, 2026, and mature on March 31, 2029, unless earlier redeemed or repurchased by the Company in accordance with their terms prior to such date. The Company may redeem the 7.00% Senior Secured Notes due 2029 at 101% of outstanding principal amount prior to December 31, 2026, and at 100% thereafter, in each case plus accrued and unpaid interest. Subject to certain exceptions, the 7.00% Senior Secured Notes due 2029 are secured by perfected liens granted by the Company on certain equity interests in the Company’s subsidiaries held by the Company from time to time (which equity interests also secure the 11.00% Senior Secured Notes due 2027), as more fully described in the Registration Statement, subject to the terms of the Intercreditor Agreement (as defined in the Indenture).

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

On June 30, 2026, the Second Exchange Offer was completed and settled. In connection with the Second Exchange Offer, $36.2 million of the Company’s outstanding 6.00% Senior Notes due 2026 were validly tendered and not withdrawn in the Second Exchange Offer. On June 30, 2026, the Company issued the 11.00% Senior Secured Notes due 2027 with an aggregate principal balance of $27.2 million. The 11.00% Senior Secured Notes due 2027 were issued pursuant to an Indenture (the “Second Indenture”), dated June 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, in its capacity as trustee and collateral agent.

Notes to Unaudited Consolidated Financial Statements

The 11.00% Senior Secured Notes due 2027 bear interest at 11.00% per annum, payable monthly on the last day of each month, beginning with the month ending July 31, 2026, and mature on July 1, 2027, unless earlier redeemed or repurchased by the Company in accordance with their terms prior to such date.

The Company is required to redeem the 11.00% Senior Secured Notes due 2027 in whole or in part upon the consummation of certain asset sales, upon the receipt of certain extraordinary receipts, upon the Company’s incurrence of certain senior secured indebtedness, with certain Excess Cash Flow (as defined in the Second Indenture) amounts, and upon the receipt of proceeds from the repayment of certain assets that secure the 11.00% Senior Secured Notes due 2027 at a redemption price equal to 102% of the outstanding principal amount of the 11.00% Senior Secured Notes due 2027 to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current monthly interest period accrued to, but excluding, the date fixed for redemption. Prior to July 1, 2027, the Company may elect to redeem the 11.00% Senior Secured Notes due 2027 in whole or in part at any time, or from time to time, at a redemption price equal to 102% of the outstanding principal amount of the 11.00% Senior Secured Notes due 2027 to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current monthly interest period accrued to, but excluding, the date fixed for redemption. Subject to certain exceptions, the 11.00% Senior Secured Notes due 2027 are secured by perfected liens granted by the Company on the assets of certain of the Company’s subsidiaries and certain equity interests in the Company’s subsidiaries held by the Company from time to time (which equity interests also secure the 7.00% Senior Secured Notes due 2029), as more fully described in the Second Indenture, subject to the terms of the Intercreditor Agreement (as defined in the Second Indenture).

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

Term Loan

On June 29, 2026, a wholly owned subsidiary of the Company entered into a term loan agreement (the “Term Loan Agreement”) pursuant to which the Company obtained borrowings of $25.0 million (the “Term Loan”). The proceeds of the Term Loan were used to partially repay the 6.00% Senior Notes due 2026 and to fund the cash portion of the Second Exchange Offer.

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

Covenant Compliance

The Company’s secured financing agreements contain certain financial tests and covenants. In the event of a default or any breach of covenant of a related agreement, the lender has the right to accelerate all amounts due, charge interest at a default rate, retain all cash flow from the loans originated and/or sell such loans in a private sale on terms possibly unfavorable to the Company. As of September 30, 2026, the Company was in compliance with all such covenants, as amended or waived.

Notes to Unaudited Consolidated Financial Statements

Scheduled Debt Principal Payments

    Scheduled debt principal payments for each of the five calendar years following September 30, 2026 are as follows:

Years Ending December 31,	Total
2026 (October 1 through December 31)	—
2027	92,906,250
2028	—
2029	25,578,000
2030	—
118,484,250
Unamortized deferred financing costs and other	(5,958,488)
Total	$112,525,762

Obligations Under Participation Agreements

As discussed in Note 2, the Company follows the guidance in ASC 860 when accounting for loan participations. Such guidance requires the transferred interests meet certain criteria in order for the transaction to be recorded as a sale. Loan participations from the Company which do not qualify for sale treatment remain on the Company’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. As of December 31, 2025, obligations under participation agreements were $18.2 million with an interest rate of 18.79% (see “Participation Agreements” in Note 7). As of September 30, 2026, there were no such obligations under participation agreements. For the nine months ended September 30, 2026, the Company made a repayment of $18.0 million on obligations under participation agreements and did not transfer any loans to affiliates via participation agreements. For the nine months ended September 30, 2025, the Company made a repayment of $2.6 million on obligations under participation agreements and transferred $2.6 million to affiliates via participation agreements.
Note 9. Commitments and Contingencies
Unfunded Commitments on Loans Held for Investment
Certain of the Company’s loans contain provisions for future fundings, which are subject to the borrower meeting certain performance-related metrics that are monitored by the Company. These fundings amounted to $6.3 million and $8.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on credit facilities.
Unfunded Investment Commitments
As discussed in Note 4, the Company entered into subscription agreements with VS1 and VS2 whereby the Company committed to fund up to $50.0 million and $8.4 million to purchase limited partnership interests in VS1 and VS2, respectively. As of September 30, 2026 and December 31, 2025, the unfunded investment commitments were $17.2 million and $19.7 million, respectively.
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

Notes to Unaudited Consolidated Financial Statements

Note 10. Equity

Earnings Per Share
The following table presents earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(10,049,791)	$(6,738,859)	$(29,040,181)	$(17,196,019)
Weighted-average shares outstanding - basic and diluted	24,340,114	24,339,016	24,340,083	24,338,595
Loss per share - basic and diluted	$(0.41)	$(0.28)	$(1.19)	$(0.71)
Preferred Stock
    The Company’s charter gives it authority to issue 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). The Board may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, into one or more classes or series of stock. As of September 30, 2026 and December 31, 2025, there were no shares of Preferred Stock issued or outstanding.
Common Stock
On October 1, 2022, in connection with the BDC Merger, the Company amended its charter to increase the shares authorized from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock. Concurrently, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders and each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the BDC Merger was automatically changed into one issued and outstanding share of Class B Common Stock. As of September 30, 2026, Terra Fund 7 and Terra Offshore REIT held 8.7% and 10.1%, respectively, of the issued and outstanding shares of the Company’s Class B Common Stock.
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
For the three months ended September 30, 2025, the Company made distributions to investors totaling $2.3 million, all of which were returns of capital. There were no such distributions for the three months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, the Company made distributions to investors totaling $1.0 million and $9.3 million, respectively, all of which were returns of capital.
Dividend Reinvestment Plan
On January 20, 2023, the Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which the Company’s stockholders may elect to reinvest cash distributions payable by the Company in additional shares of Class A Common Stock

Notes to Unaudited Consolidated Financial Statements

and Class B Common Stock, at the price per share determined pursuant to the Plan. For the nine months ended September 30, 2026 and 2025, the Company issued 223 and 1,431 shares of Class B Common Stock for a total of $1,665 and $13,344 pursuant to the Plan, respectively.

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

•our ability to fund our liquidity needs and upcoming debt maturities through ordinary course loan repayments, asset sales and distributions and debt or equity capital sources or facilities, including exchange offers, particularly in light of our limited cash on hand and the fact that net proceeds from asset realizations that are used for mandatory redemptions under the Second Indenture will not be available to fund our operations or other cash requirements;

•our ability to continue as a going concern;

•the performance and financial condition of our borrowers;

•changes in interest rates and the market value of our assets;

•borrower defaults or decreased recovery rates from our borrowers;

•changes in prepayment rates on our loans;

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC; Terra REIT Advisors, LLC (our “Manager”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“VS1”); Mavik Real Estate Special Opportunities VS2, LP (“VS2”); or any of their affiliates;

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

    As of September 30, 2026, we held a net loan portfolio (gross loans less obligations under participation agreements) comprised of five loans in five states with an aggregate net principal balance of $89.3 million, a weighted average coupon rate of 12.7% and a weighted average remaining term to maturity of 0.5 years.

    Each of our loans was originated by Terra Capital Partners or its affiliates. Our portfolio is diversified based on location of the underlying properties, loan structure and property type. As of September 30, 2026, our portfolio included underlying properties located in five markets, across five states and includes property types such as multifamily housing, commercial offices, industrial and infill properties. The profile of these properties ranges from stabilized and value-added properties to pre-

development and construction. Our loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

As of September 30, 2026, Terra Fund 7 and Terra Offshore REIT held approximately 8.7% and 10.1%, respectively, of our issued and outstanding Class B Common Stock.

We have debt obligations of approximately $57.9 million coming due in the next twelve months following the issuance of the consolidated financial statements. As of September 30, 2026, we had cash and cash equivalents of $1.4 million. We intend to repay maturing debt obligations through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture (as defined herein) upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities. The net proceeds from any such asset realizations that are used for mandatory redemptions under the Second Indenture will not be available to fund our operations or other cash requirements. There can be no assurance that we will be able to obtain the additional liquidity needed to repay the maturing debt obligations. Therefore, substantial doubt about our ability to continue as a going concern exists. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

	September 30, 2026
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	2	3	5	—	5
Principal balance	$13,260,284	$76,079,134	$89,339,418	$—	$89,339,418
Carrying value	12,385,315	76,282,653	88,667,968	—	88,667,968
Fair value	12,311,276	76,084,876	88,396,152	—	88,396,152
Weighted average coupon rate (4)	8.50%	13.22%	12.67%	—%	12.67%
Weighted-average remaining term (years) (5)	0.93	0.44	0.50	—	0.50

	December 31, 2025
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	3	6	9	1	9
Principal balance	$14,012,427	$196,429,911	$210,442,338	$18,020,576	$192,421,762
Carrying value	13,226,342	140,161,071	153,387,413	18,197,981	135,189,432
Fair value	13,133,944	139,806,938	152,940,882	18,197,981	134,742,901
Weighted average coupon rate (4)	9.42%	14.46%	14.16%	18.79%	13.44%
Weighted-average remaining term (years) (5)	1.48	0.59	0.71	—	0.71
_______________
(1)These loans pay a coupon rate of Secured Overnight Financing Rate (“SOFR”) or forward-looking term rate based on SOFR (“Term SOFR”), as applicable, plus a fixed spread. Coupon rates shown were determined using the average SOFR of 3.75% and Term SOFR of 3.91% as of September 30, 2026 and average SOFR of 3.79% and Term SOFR of 3.69% as of December 31, 2025.
(2)As of September 30, 2026 and December 31, 2025, amount included $33.0 million and $63.6 million of senior mortgages used as collateral for $17.5 million and $31.3 million of borrowings under secured financing agreements, respectively (Note 8).
(3)As of September 30, 2026 and December 31, 2025, two and five loans, respectively, were subject to a SOFR or Term SOFR floor, as applicable.
(4)Excludes non-performing loans for which recovery of interest income was not probable.
(5)Excludes loans that are in maturity default and represents current effective maturity as of September 30, 2026 and December 31, 2025, exclusive of any extension available.

Real Estate Owned

In addition to our net loan portfolio, we own one industrial building and one multifamily property as of September 30, 2026 and four industrial buildings as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the real estate and related lease intangible assets and liabilities had a net carrying value of $42.8 million and $47.4 million, respectively, and the mortgage loans payable encumbering the real estate properties had an outstanding principal amount of $13.3 million and $20.7 million, respectively.

Equity Interest in Unconsolidated Investments

As of both September 30, 2026 and December 31, 2025, we owned 14.9% of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. We also beneficially own equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, as well as a preferred equity investment with residual profit sharing from sale of the underlying property. These investments are accounted for using the equity method of accounting. Additionally, in December 2025, we entered into a subscription agreement with another affiliated limited partnership that invests in stressed, distressed, and special situations investments, including the origination of first mortgage loans, mezzanine loans, preferred equity, and structured equity investments, as well as the acquisition of performing and non-performing notes, and public market real estate debt and equity securities for a 1.5% interest in the partnership. As of September 30, 2026 and December 31, 2025, these equity interests had total carrying value of $89.5 million and $94.2 million, respectively.

Book Value Per Share

We calculate our book value per share by dividing our net equity by the number of outstanding shares of our common stock, unless otherwise determined by our Board. Our book value per share of Class B Common Stock as of September 30, 2026 and December 31, 2025 was $4.78 and $6.02, respectively.

Portfolio Investment Activity

Net Loan Portfolio

For the three months ended September 30, 2026 and 2025, we invested $2.1 million and $7.4 million in new and add-on investments and had zero and $5.4 million of repayments, resulting in net investments of $2.1 million and $2.0 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

For the nine months ended September 30, 2026 and 2025, we invested $7.6 million and $17.6 million in new and add-on investments and had $5.3 million and $38.9 million of repayments, resulting in net investments of $2.3 million and net repayments of $21.2 million, respectively. Amounts are net of obligations under participation agreements and secured financing agreements.

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

	September 30, 2026			December 31, 2025
Loan Structure	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
First mortgages	$55,927,191	$55,994,004	63.1%	$86,456,898	$88,060,452	65.2%
Mezzanine loans	27,151,943	27,283,680	30.8%	24,703,471	24,763,765	18.3%
Preferred equity investments	6,260,284	5,390,284	6.1%	81,261,393	22,365,215	16.5%
Total	$89,339,418	$88,667,968	100.0%	$192,421,762	$135,189,432	100.0%

	September 30, 2026			December 31, 2025
Property Type	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
Infill land	$43,058,033	$43,194,739	48.7%	$40,609,561	$41,821,242	30.9%
Office	33,021,101	33,087,914	37.3%	101,711,046	43,696,575	32.3%
Industrial	7,000,000	6,995,031	7.9%	7,000,000	6,993,917	5.2%
Multifamily	6,260,284	5,390,284	6.1%	37,855,514	37,389,999	27.7%
Mixed-use	—	—	—%	4,272,174	4,314,232	3.2%
Retail	—	—	—%	973,467	973,467	0.7%
Total	$89,339,418	$88,667,968	100.0%	$192,421,762	$135,189,432	100.0%

	September 30, 2026			December 31, 2025
Geographic Location	Principal Balance	Carrying Value	% of Total	Principal Balance	Carrying Value	% of Total
United States
Georgia	$33,021,101	$33,087,914	37.3%	$31,734,254	$31,878,019	23.6%
New Jersey	22,906,090	22,906,090	25.8%	22,906,090	24,051,394	17.8%
Arizona	20,151,943	20,288,649	22.9%	17,703,471	17,769,848	13.1%
Massachusetts	7,000,000	6,995,031	7.9%	7,000,000	6,993,917	5.2%
New York	6,260,284	5,390,284	6.1%	76,015,752	17,077,516	12.6%
California	—	—	—%	36,088,728	36,445,271	27.0%
Illinois	—	—	—%	973,467	973,467	0.7%
Total	$89,339,418	$88,667,968	100.0%	$192,421,762	$135,189,432	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Interest income	$1,889,845	$5,569,747	$(3,679,902)	$7,267,527	$22,359,781	$(15,092,254)
Real estate operating revenue	897,447	1,641,585	(744,138)	3,020,035	5,794,243	(2,774,208)
Other operating income	19,272	83,907	(64,635)	315,019	208,075	106,944
	2,806,564	7,295,239	(4,488,675)	10,602,581	28,362,099	(17,759,518)
Operating expenses
Operating expenses reimbursed to Manager	486,233	881,382	(395,149)	1,707,264	3,272,181	(1,564,917)
Asset management fee	562,414	1,171,222	(608,808)	2,248,977	3,819,677	(1,570,700)
Asset servicing fee	137,590	281,735	(144,145)	533,454	920,900	(387,446)
Provision for credit losses	67,294	2,425,296	(2,358,002)	11,854,155	5,919,213	5,934,942
Real estate operating expenses	1,114,551	201,980	912,571	2,292,370	2,739,007	(446,637)
Depreciation and amortization	436,256	680,481	(244,225)	1,922,282	3,251,414	(1,329,132)
Professional fees	483,074	940,911	(457,837)	3,282,220	2,218,692	1,063,528
Impairment charge on real estate asset	3,262,743	—	3,262,743	3,858,727	3,399,684	459,043
Directors’ fees	68,750	68,750	—	206,250	234,272	(28,022)
Other	112,258	152,702	(40,444)	433,176	453,777	(20,601)
	6,731,163	6,804,459	(73,296)	28,338,875	26,228,817	2,110,058
Operating (loss) income	(3,924,599)	490,780	(4,415,379)	(17,736,294)	2,133,282	(19,869,576)
Other income and expenses
Interest expense on secured financing	(4,103,054)	(3,728,682)	(374,372)	(8,023,901)	(11,768,739)	3,744,838
Interest expense on unsecured notes payable	—	(2,521,155)	2,521,155	(3,517,087)	(7,520,199)	4,003,112
Interest expense on obligations under participation agreements	—	(950,836)	950,836	(2,585,087)	(2,780,479)	195,392
(Loss) income from equity interest in unconsolidated investments	(2,369,316)	795,029	(3,164,345)	3,705,732	5,620,736	(1,915,004)
Gain on extinguishment of debt	—	—	—	119,618	—	119,618
Loss on sale of real estate, net	—	(823,995)	823,995	(585,674)	(2,880,545)	2,294,871
Unrealized loss on investments, net	—	—	—	—	(75)	75
	(6,472,370)	(7,229,639)	757,269	(10,886,399)	(19,329,301)	8,442,902
Net loss before income taxes	(10,396,969)	(6,738,859)	(3,658,110)	(28,622,693)	(17,196,019)	(11,426,674)
Income tax benefit (provision)	347,178	—	347,178	(417,488)	—	(417,488)
Net loss	$(10,049,791)	$(6,738,859)	$(3,310,932)	$(29,040,181)	$(17,196,019)	$(11,844,162)

Net Loan Portfolio

    In assessing the performance of our loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured financing agreements.

The following table presents a reconciliation of our loan portfolio on a weighted average basis from gross to net:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$88,728,086	13.4%	$250,326,968	13.5%
Obligations under participation agreements	—	—%	(20,057,753)	19.3%
Secured borrowing	(17,500,000)	9.3%	(31,250,000)	9.5%
Promissory notes payable	—	—%	(28,517,735)	9.3%
Repurchase agreements payable	—	—%	—	—%
Revolving line of credit payable	—	—%	—	—%
Net loans (3)	$71,228,086	14.4%	$170,501,480	14.2%
Senior loans
Gross loans	$55,668,303	12.9%	$166,789,792	14.1%
Secured borrowing	(17,500,000)	9.3%	(31,250,000)	9.5%
Promissory notes payable	—	—%	(28,517,735)	9.3%
Repurchase agreements payable	—	—%	—	—%
Revolving line of credit payable	—	—%	—	—%
Net loans (3)	$38,168,303	14.6%	$107,022,057	16.8%
Subordinated loans (4)
Gross loans	$33,059,783	14.3%	$83,537,176	12.2%
Obligations under participation agreements	—	—%	(20,057,753)	19.3%
Net loans (3)	$33,059,783	14.3%	$63,479,423	9.9%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$144,418,177	13.7%	$274,224,477	13.3%
Obligations under participation agreements	(11,904,103)	12.4%	(19,208,612)	18.9%
Secured borrowing	(19,281,136)	9.3%	(20,476,557)	9.5%
Promissory notes payable	—	—%	(32,548,889)	9.3%
Repurchase agreements payable	—	—%	(22,984,903)	9.0%
Revolving line of credit payable	—	—%	(8,736,345)	7.5%
Net loans (3)	$113,232,938	14.6%	$170,269,171	14.8%
Senior loans
Gross loans	$57,718,291	13.0%	$190,332,555	13.7%
Secured borrowing	(19,281,136)	9.3%	(20,476,557)	9.5%
Promissory notes payable	—	—%	(32,548,889)	9.3%
Repurchase agreements payable	—	—%	(22,984,903)	9.0%
Revolving line of credit payable	—	—%	(8,736,345)	7.5%
Net loans (3)	$38,437,155	14.9%	$105,585,861	17.4%
Subordinated loans (4)
Gross loans	$86,699,886	14.1%	$83,891,922	12.2%
Obligations under participation agreements	(11,904,103)	12.4%	(19,208,612)	18.9%
Net loans (3)	$74,795,783	14.4%	$64,683,310	10.2%

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

Interest Income

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, interest income decreased by $3.7 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans as well as the suspended interest accrual on an additional non-performing loan beginning in January 2026.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, interest income decreased by $15.1 million, primarily due to a decrease in contractual interest income as a result of a decrease in the weighted average principal balance of performing loans, an increase in suspended interest accruals on an additional non-performing loan, and the write-off of an exit fee receivable associated with a non-performing loan in the first quarter of 2026, partially offset by the recognition of default interest in connection with the repayment of a defaulted loan.

Real Estate Operating Revenue

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, real estate operating revenue decreased by $0.7 million and $2.8 million, respectively, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Other Operating Income

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, other operating income increased by $0.1 million, primarily due to an increase in dividend income earned on our money market account.

Operating Expenses Reimbursed to Manager

Under the terms of a management agreement (as amended, the “Management Agreement”) with our Manager, we reimburse our Manager for operating expenses incurred in connection with services provided to us, including our allocable share of our Manager’s overhead, such as rent, employee costs, utilities and technology costs.

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, operating expenses reimbursed to our Manager decreased by $0.4 million and $1.6 million, respectively, primarily due to a decrease in the allocation ratio as a result of a decrease in our total funds under management.

Asset Management Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly asset management fee at an annual rate of 1% of the aggregate funds under management, which included the aggregate gross acquisition price, net of participation interest sold to affiliates, for each investment and cash held by us.

    For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, asset management fees decreased by $0.6 million and $1.6 million, respectively, primarily due to a decrease in total assets under management resulting from repayment of loans as well as the sale of four and three industrial buildings in 2025 and 2026, respectively.

Asset Servicing Fee

    Under the terms of the Management Agreement with our Manager, we paid our Manager a monthly servicing fee at an annual rate of 0.25% of the aggregate gross origination price or acquisition price for each investment held by us.

    For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, asset servicing fees decreased by $0.1 million and $0.4 million, respectively, primarily due to a decrease in total assets under management resulting from the repayment of loans as well as the sale of four and three industrial buildings in 2025 and 2026, respectively.

Provision for Credit Losses

    We follow the provisions of Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”), which requires entities to recognize credit losses on financial instruments based on an estimate of current expected credit losses.

For the three and nine months ended September 30, 2026, provision for credit losses was $0.1 million and $11.9 million, respectively. The provision recognized during the third quarter primarily reflected a decrease in the estimated recoverable amount of a non-performing subordinated loan. The year-to-date provision was primarily attributable to the restructuring of a separate non-performing subordinated loan during the second quarter of 2026. Prior to the restructuring, management reassessed the expected recovery of the loan and recorded additional allowances for credit losses as necessary. Upon completion of the restructuring transaction, the loan’s amortized cost basis was charged off against the previously established allowance for credit losses and therefore did not result in additional provision expense upon closing.

For the three and nine months ended September 30, 2025, provision for credit losses was $2.4 million and $5.9 million, respectively, primarily related to a decline in our estimated recoverable amount on a non-performing subordinated loan due to an increase in funding on the senior loan.

Real Estate Operating Expenses

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, real estate operating expense increased by $0.9 million and decreased by $0.4 million, respectively. The increase in the three-month period was primarily due to an increase in repair and maintenance expenses, and a favorable adjustment related to an over-accrued real estate tax liability recognized in the third quarter of 2025, which did not recur in 2026. The decrease in the nine-month period was primarily driven by the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026 and an increase in repair and maintenance expenses.

Depreciation and Amortization

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, depreciation and amortization decreased by $0.2 million and $1.3 million, respectively, primarily due to the sale of four and three industrial buildings in 2025 and 2026, respectively, partially offset by the acquisition of one multifamily property in 2026.

Professional Fees

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, professional fees decreased by $0.5 million, primarily due to fees incurred in connection with a review of strategic financing alternatives for our company in the third quarter of 2025.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, professional fees increased by $1.1 million, primarily due to fees incurred in the first quarter of 2026 related to the review of strategic financing alternatives.

Impairment Charge on Real Estate Assets

For the three and nine months ended September 30, 2026, in connection with the pending sale of one and two industrial buildings, we recorded an impairment charge of $3.3 million and $3.9 million, respectively, to reduce the carrying value of the industrial buildings to their estimated fair value.

For the nine months ended September 30, 2025, in connection with the pending sale of two industrial buildings, we recorded an impairment charge of $3.4 million to reduce the carrying value of these industrial buildings to their estimated selling price less the costs to sell. There was no such impairment charge for the three months ended September 30, 2025.

Interest Expense on Secured Financing

Our secured financing arrangements consisted of a repurchase agreement, revolving line of credit, term loans, promissory notes, secured borrowings, senior secured notes, and property mortgages. The outstanding balances under the repurchase agreement, the revolving line of credit and the promissory notes were repaid in full, and the facilities were terminated in June 2025, July 2025 and November 2025 respectively. In addition, property mortgages secured by four and three industrial buildings were repaid in full during 2025 and 2026, respectively. In June 2026, we entered into a $25.0 million secured term loan and $27.2 million of senior secured notes (our “11.00% Senior Secured Notes due 2027”), each bearing interest at a fixed annual rate of 11.00%. The 11.00% Senior Secured Notes due 2027 were issued in exchange for a portion of our 6.00% Senior Notes due 2026, and the proceeds of secured term loan were used to repay a portion of our 6.00% Senior Notes due 2026 and to partially fund the cash portion of the exchange.

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, interest expense on secured financing increased by $0.4 million, primarily due to a higher weighted-average principal balance outstanding and the higher interest rate associated with the secured term loan and senior secured notes issued in June 2026.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, interest expense on secured financing decreased by $3.7 million, primarily due to a lower weighted-average principal balance outstanding resulting from debt repayments and mortgage payoffs, partially offset by the higher interest rate associated with the secured term loan and senior secured notes issued in June 2026.

Interest Expense on Unsecured Notes Payable

In June 2021, we issued $85.1 million in aggregate principal amount of 6.00% notes due in 2026. In connection with the BDC Merger, we assumed $38.4 million in aggregate principal amount of 7.00% notes due in 2026. In March 2026, the 7.00% notes due in 2026 were repaid in full. In June 2026, the 6.00% notes due in 2026 were repaid in full.

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, interest expense on unsecured notes payable decreased by $2.5 million and $4.0 million, respectively, primarily due to a lower weighted-average principal balance outstanding following the repayment of the 7.00% notes in March 2026 and the redemption of the 6.00% notes in June 2026.

Interest Expense on Obligations Under Participation Agreements

For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, interest expense on obligations under participation agreements decreased by $1.0 million and $0.2 million, respectively, primarily due to a lower weighted-average principal balance outstanding. In June 2026, we sold our interest in the underlying loan investment and the related obligation under participation agreement was repaid in full.

(Loss) Income from Equity Interest in Unconsolidated Investments

We owned a 14.9% equity interest in VS1 as of both September 30, 2026 and December 31, 2025, and a 1.5% equity interest in VS2 as of September 30, 2026. Both VS1 and VS2 are affiliated limited partnerships that invest primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of both September 30, 2026 and December 31, 2025, we also beneficially owned equity interests in joint ventures that invest in real estate properties, opportunistic debt and equity securities and, indirectly, together with other non-affiliated entities, non-real estate operating companies, and a preferred equity investment with residual profit-sharing.

Our income (loss) from equity interests in unconsolidated investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income from equity interest in VS1	$(372,302)	$2,734,999	$2,339,935	$7,754,538
Income from equity interest in VS2	84,397	—	613,073	—
Loss from equity interest in the joint ventures	(2,859,471)	(2,608,870)	(1,471,704)	(4,036,327)
Income from other equity investment	778,060	668,900	2,224,428	1,902,525
	$(2,369,316)	$795,029	$3,705,732	$5,620,736

For the three months ended September 30, 2026, we recognized a loss from our equity investment in VS1 compared to equity income recognized during the three months ended September 30, 2025. For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, equity income from VS1 decreased. The decrease in income from equity from VS1 was primarily attributable to a decline in the fair value of an underlying investment, which resulted in higher unrealized investment losses. Furthermore, as VS1 investments have been realized, invested capital has declined and, as a result, fund level net income has declined.

For the three and nine months ended September 30, 2026, equity income from VS2 was recorded as a result of VS2’s net income generated by invested capital. There was no such investment in VS2 or related income for the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, equity loss from the joint ventures increased primarily due to an increase in equity losses from one joint venture driven by a decrease in unrealized gains recognized on a portfolio investment, partially offset by lower equity losses from another joint venture driven by a loss on portfolio investment recognized in 2025. For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, equity loss from the joint ventures decreased primarily due to equity income from one joint venture driven by unrealized gains recognized on a portfolio investment as well as lower equity losses from another joint venture driven by a loss on portfolio investment recognized in 2025.

Other equity investment relates to a preferred equity agreement we acquired in June 2024 in which we also share residual profit from the sale of underlying property with the borrower. For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, the increase in income from other equity investment is due to an increase in the outstanding principal balance.

Gain on Extinguishment of Debt

For the nine months ended September 30, 2026, in connection with the repurchase and retirement of our 6.00% Senior Notes due 2026, we recognized a gain on extinguishment of debt of $0.1 million. There was no gain or loss on extinguishment of debt for the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Loss on Sale of Real Estate, Net

For the nine months ended September 30, 2026, we sold three industrial buildings and recognized a net loss on sale of real estate of $0.6 million. There was no loss on sale of real estate during the three months ended September 30, 2026.

For the three and nine months ended September 30, 2025, we sold three and four industrial buildings, respectively, and recognized net losses on sale of real estate of $0.8 million and $2.9 million, respectively.

Net Loss

    For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, the resulting net loss increased by $3.3 million and $11.8 million, respectively.

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

    As of September 30, 2026, we have cash and cash equivalents of $1.4 million. We have approximately $6.3 million of unfunded commitments to borrowers. We expect to maintain sufficient liquidity to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, a property mortgage with a total outstanding principal balance of $13.3 million that is collateralized by one multifamily property will mature on January 22, 2027. We expect to use proceeds from the sale of the underlying real estate to repay the property mortgage. We also have secured borrowings with an outstanding principal balance of $17.5 million that is collateralized by a senior loan investment and scheduled to mature on June 30, 2027. We expect to repay the secured borrowings using proceeds from repayment of the senior loan. Finally, our 11.00% Senior Secured Notes due 2027 are scheduled to mature on July 1, 2027. See Note 8 for a description of the terms of this instrument. We expect to repay our 11.00% Senior Secured Notes due 2027 through asset realizations such as loan repayments (including mandatory redemptions required under the Second Indenture upon certain asset sales and other events described in Note 8), the sale of real estate property, refinancings, debt or equity capital raises and other available capital sources or financing facilities. Because the net proceeds from such asset realizations are generally required to be applied to the mandatory redemption of our 11.00% Senior Secured Notes due 2027, such proceeds generally will not be available to fund our operating expenses, unfunded commitments or other general corporate purposes. Accordingly, our ability to meet our ongoing operating expenses and other cash requirements depends in part on our ability to obtain liquidity from sources other than such asset realizations, which may not be available on acceptable terms or at all.

Summary of Financing

The table below summarizes our debt financing as of September 30, 2026:

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
	$30,750,000

Cash Flows Used in Operating Activities

    For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, cash flows used in operating activities increased by $2.9 million, primarily due to a decrease in contractual interest income, partially offset by a decrease in contractual interest expense.

Cash Flows Provided by Investing Activities

    For the nine months ended September 30, 2026, cash flows provided by investing activities were $55.0 million, primarily related to proceeds from sale of real estate of $30.4 million, proceeds from repayment of loans of $23.8 million and distributions received in excess of income of $9.3 million, partially offset by origination, purchase and funding of loans of $4.2 million, capital contribution to equity investments of $3.4 million, and purchase of equity securities without readily determinable fair value of $1.0 million.
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

Cash Flows Used in Financing Activities

    For the nine months ended September 30, 2026, cash flows used in financing activities were $85.6 million, primarily related to principal repayments on unsecured notes payable of $65.9 million, repayments on secured financing of $34.5 million, repayments on obligations under participation agreements of $18.0 million, payment for financing costs of $2.6 million, distributions paid to investors of $1.0 million, and a decrease in interest reserve and other deposits held on investments of $0.9 million, partially offset by proceeds from secured financing of $37.3 million.

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

Management Agreement with our Manager

    We currently pay the following fees to our Manager pursuant to the Management Agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund or structure investments, including any third-party expenses related to such investments. In the event that the term of any loan is extended, our Manager also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of the fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to our Manager in connection with providing services to us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Origination and extension fee expense (1)	$54,682	$130,952	$175,195	$1,386,688
Asset management fee	562,414	1,171,222	2,248,977	3,819,677
Asset servicing fee	137,590	281,735	533,454	920,900
Operating expenses reimbursed to Manager	486,233	881,382	1,707,264	3,272,181
Disposition fee (2)	—	876,331	378,035	1,468,020
Total	$1,240,919	$3,341,622	$5,042,925	$10,867,466
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

Our Manager may terminate the Management Agreement, effective upon 60 days’ prior written notice from our Manager to us, if we breach the Management Agreement and such breach continues for 30 days after written notice thereof. We will pay our Manager the Termination Fee upon such termination by our Manager.

Promissory Note Payable with Terra LLC
On January 24, 2024, we, as borrower, entered into a revolving promissory note payable with Terra LLC. The promissory note payable bears interest at the Prime Rate, as such Prime Rate is published in the Wall Street Journal, computed on the basis of the actual number of days elapsed and a year of 365 days. The promissory note matures on March 31, 2027. As of September 30, 2026 and December 31, 2025, amount outstanding under the promissory note payable was $28.0 million and $48.1 million, respectively. The activity associated with this agreement is eliminated in consolidation and therefore has no impact on our consolidated financial statements.

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

    The following table summarizes the aggregate principal balance of variable rate investments and indebtedness as of:

September 30, 2026
Variable rate investments	$53,173,044
Variable rate debt	$30,750,000

    The following table summarizes estimated changes in net investment income on our variable rate investments and indebtedness as of September 30, 2026 assuming hypothetical increases or decreases in Term SOFR or SOFR:

	1.00% Decrease	1.00% Increase
Increase (decrease) in investment income from variable rate investments	$(330,211)	$453,646
Decrease (increase) in interest expense from variable rate debt (1)	—	(111,975)
Net increase (decrease) in investment income from variable rate instruments	$(330,211)	$341,671
_______________
(1)A 1.00% decrease in Term SOFR or SOFR had no impact on interest expense because the interest rate on the debt is subject to a floor.

    We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2026 and 2025, we did not engage in interest rate hedging activities that qualify for hedge accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting
    During the most recent fiscal quarter, there was no change in our internal control over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our annual report on Form 10-

K for the year ended December 31, 2025 under the heading “Risk Factors.” There have been no material changes to our risk factors since the filing of our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.
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

Date: November 6, 2026

TERRA PROPERTY TRUST, INC.

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)